Form 10-Q
period 2012-06-30
EQT Midstream Partners, LP
filed 2012-07-26
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER 1-3551

EQT Midstream Partners, LP

(Exact name of registrant as specified in its charter)

DELAWARE	37-1661577
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(412) 553-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 2, 2012, there were 17,339,718 Common Units, 17,339,718 Subordinated Units and 707,744 General Partner Units outstanding.

EXPLANATORY NOTE

Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor or EQT Midstream Partners Predecessor) of EQT Midstream Partners LP (the Partnership or EQT Midstream Partners). The accompanying financial statements and related notes include the assets, liabilities and results of operations of Equitrans presented on a carve-out basis, excluding the financial position and results of operations of the Big Sandy Pipeline (a FERC-regulated transmission pipeline sold by Equitrans to an unrelated party in July 2011), prior to the contribution by EQT Corporation (EQT) of all of the partnership interests in Equitrans to EQT Midstream Partners in connection with the Partnership’s initial public offering (IPO).

On July 2, 2012, the Partnership completed its IPO.  Also, on July 2, 2012, prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to EQT Midstream Partners. The financial statements of EQT Midstream Partners Predecessor included in this report reflect the predecessor financial statements which are based on EQT’s historical ownership percentages of the operations that were contributed to the Partnership, excluding the Big Sandy Pipeline.  The effects of the IPO and related equity transfers occurring in July 2012 are not reflected in these financial statements.

The results of the Predecessor for the six months ended June 30, 2012 are not indicative of the results of the Partnership expected over the next twelve month period. Operating and maintenance costs are expected to increase primarily due to increased costs associated with gathering abandonment initiatives and increases in direct labor costs and maintenance and contract service expense. Selling, general and administrative expenses are expected to increase due to an estimated $3.0 million of incremental expenses associated with being a publicly traded partnership and increased corporate and management service expenses associated with operating the business on a standalone basis.

The Partnership believes that it will achieve the forecasted Adjusted EBITDA and estimated cash available for distribution targets for the twelve month period ending June 30, 2013 set forth in its Prospectus dated June 26, 2012 and filed with the Securities and Exchange Commission (SEC) on June 27, 2012. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NON-GAAP FINANCIAL MEASURES.”

EQT MIDSTREAM PARTNERS PREDECESSOR

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT MIDSTREAM PARTNERS PREDECESSOR

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
REVENUES:
Operating revenues — affiliate	$23,197	$19,731	$47,432	$41,201
Operating revenues — third party	6,468	5,448	13,236	10,604
Total operating revenues	29,665	25,179	60,668	51,805

OPERATING EXPENSES:
Operating and maintenance	6,162	9,176	13,186	14,063
Selling, general and administrative	4,334	4,412	8,883	8,214
Depreciation and amortization	3,170	2,859	6,208	5,700
Total operating expenses	13,666	16,447	28,277	27,977
OPERATING INCOME	15,999	8,732	32,391	23,828
Other income, net	4,157	660	6,628	1,006
Interest expense, net	(1,214)	(1,298)	(2,753)	(2,592)
Income before income taxes	18,942	8,094	36,266	22,242
Income tax expense	6,930	3,154	13,131	8,667
NET INCOME	$12,012	$4,940	$23,135	$13,575

EQT MIDSTREAM PARTNERS PREDECESSOR

Statement of Partners’ Capital (Unaudited)

(in thousands)
Balance at January 1, 2012	$173,633
Investment by partners	249,501
Dividends paid	(5,715)
Non-cash dividend	(193,720)
Net income	23,135
Balance at June 30, 2012	$246,834

The accompanying notes are an integral part of these Financial Statements.

EQT MIDSTREAM PARTNERS PREDECESSOR

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,135	$13,575
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,208	5,700
Deferred income taxes	6,789	5,209
Other income	(6,628)	(1,006)
Non-cash long-term compensation expense	2,387	1,487
Changes in other assets and liabilities:
Accounts receivable	1,728	158
Accounts payable	(11,765)	4,261
Regulated assets	(214)	186
Due (to)/from EQT affiliates	28,772	(1,484)
Income taxes payable to EQT	3,677	354
Other assets	(2,435)	(161)
Other liabilities	(5,739)	1,031
Net cash provided by operating activities	45,915	29,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(125,411)	(32,226)
Net cash used in investing activities	(125,411)	(32,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(5,715)	(11,729)
Due to EQT	(29,055)	(12,306)
Partners’ investments	249,501	12,610
Retirements of long-term debt	(135,235)	—
Net cash provided by (used in) financing activities	79,496	(11,425)

Net decrease in cash and cash equivalents	—	(14,341)
Cash and cash equivalents, beginning of period	—	14,341
Cash and cash equivalents, end of period	$—	$—

CASH PAID DURING THE PERIOD FOR:
Interest paid	$6,016	$2,782

NON-CASH ACTIVITY DURING THE PERIOD:
Capital lease obligation	$195,711	$—
Non-cash dividend	$193,720	$—

The accompanying notes are an integral part of these Financial Statements.

EQT MIDSTREAM PARTNERS PREDECESSOR

Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable (net of allowance for doubtful accounts of $42 as of June 30, 2012 and $77 as of December 31, 2011)	3,419	5,147
Accounts receivable — affiliate	8,809	9,283
Due from related party	7,480	40,369
Other	1,936	1,661
Total current assets	21,644	56,460

Property, plant and equipment	734,027	608,231
Less: accumulated depreciation	(137,009)	(137,339)
Net property, plant and equipment	597,018	470,892

Regulatory assets	18,461	18,247
Other assets	4,701	843
Total assets	$641,824	$546,442

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$8,758	$20,522
Lease obligation - current	7,007	—
Due to related party	34,515	68,161
Income taxes payable	21,175	17,498
Accrued liabilities	6,818	11,247
Total current liabilities	78,273	117,428

Notes payable — affiliate	—	135,235
Lease obligation	188,704	—
Deferred income taxes and investment tax credits	122,933	112,218
Other long-term liabilities	5,080	7,928
Total long-term liabilities	316,717	255,381

Partners’ capital	246,834	173,633
Total liabilities and partners’ capital	$641,824	$546,442

The accompanying notes are an integral part of these Financial Statements.

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

A.                        Financial Statements

Organization

Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor or EQT Midstream Partners Predecessor) of EQT Midstream Partners, LP (the Partnership or EQT Midstream Partners). The accompanying financial statements and related notes include the assets, liabilities and results of operations of Equitrans presented on a carve-out basis, excluding the financial position and results of operations of the Big Sandy Pipeline (as described below), prior to the contribution by EQT Corporation (EQT) of all of the partnership interests in Equitrans to EQT Midstream Partners, in connection with the Partnership’s initial public offering (IPO).  The Partnership was formed in January 2012 as a Delaware limited partnership.  References in these financial statements to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in these financial statements to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. References in these financial statements to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries, other than the Predecessor.

As of January 1, 2011, Equitrans was owned 97.25% by EQT Corporation and 2.75% by ET Blue Grass, LLC, a subsidiary of EQT Corporation.

Equitrans does not have any employees. Operational support for Equitrans is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in certain midstream business operations. EQT Gathering’s employees manage and conduct Equitrans’ daily business operations.

Prior to July 2011, Equitrans owned an approximately 70 mile Federal Energy Regulatory Commission (FERC)-regulated transmission pipeline located in eastern Kentucky (Big Sandy Pipeline). Construction on the Big Sandy Pipeline began in 2006 and was completed in 2008. Equitrans operated the pipeline until April 2011, when it was transferred to an affiliate. Such affiliate was subsequently sold in July 2011 to an unrelated third party pipeline operator. Equitrans has no continuing operations in Kentucky or any retained interest in the Big Sandy Pipeline.

On September 8, 2011, Equitrans received approval from the FERC to proceed with construction of the Sunrise Pipeline project. The Sunrise Pipeline project consists of 41.5 miles of 24-inch diameter pipeline that parallels and interconnects with the segment of the Company’s transmission and storage system from Wetzel County, West Virginia to Greene County, Pennsylvania. The Sunrise Pipeline project will also include connecting to a new delivery point with Texas Eastern Transmission LP (Texas Eastern) in Greene County and constructing a new compressor station.

On June 12, 2012, Equitrans obtained from the FERC an order authorizing: (1) the amendment of the certificate of public convenience and necessity issued to Equitrans by order of the FERC for the Sunrise Pipeline to permit Equitrans to transfer a passive ownership interest in the facilities that had yet to be constructed to EQT and a non-jurisdictional entity; (2) the abandonment of the Sunrise Pipeline facilities that had already been constructed and placed into service by transfer of a passive ownership of the facilities to EQT; (3) the grant to Equitrans of certificate authority to lease all of the Sunrise Pipeline facilities from EQT and to operate the facilities; and (4) pregranted abandonment and certificate authority to allow the termination of the lease and the acquisition of the Sunrise Pipeline facilities upon the expiration of the term of the lease arrangement.

On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline, which is under construction and is expected to be placed into service in the third quarter of 2012, to EQT. Contemporaneously with this transfer, the Company entered into a capital lease with EQT for the lease of the Sunrise Pipeline and the Company will operate the pipeline as part of its transmission and storage system under the rates, terms, and conditions of its FERC-approved tariff. Equitrans will make lease payments to EQT once the pipeline is placed into service based on revenues collected and the actual cost to operate the Sunrise Pipeline.

As of June 30, 2012, EQT indirectly owned 100% of Equitrans.  On July 2, 2012, the Company completed its IPO.  Also, on July 2, 2012, prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to the Company. The financial statements of EQT Midstream Partners Predecessor included in this report reflect the predecessor financial statements which are based on EQT’s historical ownership percentages of the operations that were contributed to the Company, excluding the Big Sandy Pipeline.  The effects of the IPO and related equity

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

transfers occurring in July 2012 are not reflected in these financial statements. See Note J for further discussion regarding the completion of the Company’s IPO.

Nature of Business

The Company is a growth-oriented limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. The Company provides midstream services to EQT and third parties in the Appalachian Basin across 22 counties in Pennsylvania and West Virginia through two primary assets: its transmission and storage system and its gathering system.

Equitrans Transmission and Storage System. The Company’s transmission and storage system includes an approximately 700 mile FERC-regulated interstate pipeline system that connects to five long-haul interstate pipelines and multiple distribution companies, and is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity. Revenues are primarily driven by the Company’s firm transmission and storage contracts.

Equitrans Gathering System. The Company’s gathering system consists of approximately 2,100 miles of FERC-regulated low-pressure gathering lines. Substantially all of the revenues associated with the Company’s gathering system are generated under interruptible gathering service contracts.

Accounting Policies

In June 2011, the Financial Accounting Standards Board (FASB) issued a standard update to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have an impact on the Company’s financial statements because the Company does not have other comprehensive income.

In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act). For as long as the Company remains an ‘‘emerging growth company’’ as defined in the JOBS Act, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In the future, the Company may determine to take advantage of these reporting exemptions until the Company is no longer an emerging growth company. The Company will remain an emerging growth company for up to five years, although it will lose that status sooner if it has more than $1.0 billion of revenues in a fiscal year, the limited partner interests held by non-affiliates have a market value of more than $700 million, or it issues more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has irrevocably elected to ‘‘opt out’’ of this exemption and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

B.                        Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQT Midstream Partners Predecessor as of June 30, 2012 and December 31, 2011, the results of its operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011.

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

For further information, refer to the Predecessor historical audited financial statements and footnotes thereto included in the Company’s prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the Prospectus) as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

C.                                    Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in two segments, which reflect its lines of business. Transmission and storage includes the Company’s FERC-regulated interstate pipeline and storage business. Gathering includes the FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to the Company’s results based on operating income.

All of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Operating revenues:
Transmission and storage	$25,412	$21,101	$52,510	$44,487
Gathering	4,253	4,078	8,158	7,318
Total operating revenues	$29,665	$25,179	$60,668	$51,805
Operating income:
Transmission and storage	$16,772	$12,140	$34,162	$28,266
Gathering	(773)	(3,408)	(1,771)	(4,438)
Total operating income	$15,999	$8,732	$32,391	$23,828
Reconciliation of operating income to net income:
Other income, net	$4,157	$660	$6,628	$1,006
Interest expense, net	(1,214)	(1,298)	(2,753)	(2,592)
Income tax expense	(6,930)	(3,154)	(13,131)	(8,667)
Net income	$12,012	$4,940	$23,135	$13,575

	June 30,	December 31,
	2012	2011
	(in thousands)
Segment Assets:
Transmission and storage	$561,299	$461,002
Gathering	80,525	85,440
Total	$641,824	$546,442

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation and amortization:
Transmission and storage	$2,455	$2,206	$4,818	$4,389
Gathering	715	653	1,390	1,311
Total	$3,170	$2,859	$6,208	$5,700

Expenditures for segment assets:
Transmission and storage	$73,472	$20,625	$124,295	$31,002
Gathering	698	609	1,116	1,224
Total	$74,170	$21,234	$125,411	$32,226

D.                        Related-Party Transactions

In the ordinary course of business, the Company has transactions with affiliated companies.

Accounts receivable—affiliate represents amounts due from subsidiaries of EQT, primarily related to transmission, storage and gathering services. For the three months ended June 30, 2012 and 2011, the Company generated revenues of approximately $23.2 million and $19.7 million, respectively, from services provided to subsidiaries of EQT and for the six months ended June 30, 2012 and 2011, the Company generated revenues of approximately $47.4 million and $41.2 million, respectively.

The accompanying balance sheets include amounts due from related parties of $7.5 million as of June 30, 2012 and $40.4 million as of December 31, 2011. Amounts due to related parties as of June 30, 2012 totaled $34.5 million and $68.2 million as of December 31, 2011. These amounts represent transactions with subsidiaries of EQT other than transmission, storage and gathering services.

As discussed in Note G, EQT provides financing to its subsidiaries directly or indirectly through EQT Capital Corporation (EQT Capital), EQT’s subsidiary finance company, predominantly through intercompany term and demand loans.  The Company had demand and term notes due to EQT Capital of approximately $135.2 million as of December 31, 2011.

In addition, operating and administrative expenses and capital expenditures incurred on the Company’s behalf by EQT result in intercompany advances recorded as amounts due to or due from EQT on the Company’s balance sheet. These advances are related to changes in working capital, cash used for capital expenditures, as well as the Company’s cash flow needs. These are viewed as financing transactions as the Company would have otherwise obtained demand notes or term loans from EQT Capital to fund these transactions. Of the total due from and due to related parties in the accompanying balance sheets discussed above, $28.8 million and $57.8 million were due to EQT Corporation at June 30, 2012 and December 31, 2011, respectively.

The personnel who operate the Company’s assets are employees of EQT. EQT directly charges the Company for the payroll and benefit costs associated with employees and carries the obligations for other employee-related benefits in its financial statements. The Company is allocated a portion of EQT’s defined benefit pension plan and retiree medical and life insurance liability for the retirees of Equitrans based on an actuarial assessment of that liability. The Company’s share of those costs is charged through due to related parties and reflected in operating and maintenance expense in the accompanying statement of operations.

The Company is allocated a portion of the indirect operating and maintenance expense incurred by EQT Gathering, a subsidiary of EQT that incurs certain costs that are shared by us. For the three months ended June 30, 2012 and 2011, operating and maintenance expenses allocated to the Company were approximately $0.3 million and $0.6 million, respectively.  For the six months ended June 30, 2012 and 2011, operating and maintenance expenses allocated to the Company were approximately $1.5 million and $1.1 million, respectively.  The allocation is based on the Company’s percentage of a calculation based upon net plant, revenue and headcount.

For the three months ended June 30, 2012 and 2011 selling, general and administrative expenses allocated to the Company were approximately $1.2 million and $0.9 million, respectively. For the six months ended June 30, 2012 and 2011 selling, general and administrative expenses allocated to the Company were approximately $2.3 million

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

and $1.9 million, respectively. A portion of the selling, general and administrative expense incurred by EQT Gathering is allocated to the Company based on a calculation of its percentage of net plant, revenue and headcount.

Included within operating expenses in the accompanying statements of operations is stock based compensation expense of $1.9 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively and $2.6 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. EQT’s stock-based compensation programs consist of restricted stock, stock options and performance-based units issued to employees. To the extent compensation relates to employees directly involved in transmission and storage or gathering operations, such amounts are charged to the Company by EQT and are reflected as operating and maintenance expenses. To the extent compensation cost relates to employees indirectly involved in transmission and storage or gathering operations, such amounts are charged to the Company by EQT and reflected as general and administrative expenses.

As discussed further in Note H, on June 18, 2012 the Company entered into the Sunrise Pipeline lease agreement with a related party.

E.                        Fair Value of Financial Instruments

The carrying value of cash equivalents and demand notes approximates fair value due to the short maturity of the instruments; these are considered Level 1 fair value measurements. The estimated fair value of the notes payable—affiliate on the accompanying balance sheets at December 31, 2011 was approximately $155 million. The fair value was estimated based on market rates reflective of the remaining maturity and risk and, as a result, was considered a Level 2 fair value measurement.

F.                         Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period. Separate effective income tax rates are calculated for net income from continuing operations and any other separately reported net income items, such as discontinued operations.

Current federal tax obligations of all subsidiary companies are settled through EQT. The consolidated federal income tax is allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits.

The effective income tax rate for the six months ended June 30, 2012 was 36.2%. The effective income tax rate for the six months ended June 30, 2011 was 39.0%. The decrease in the effective tax rate from 2011 was primarily attributable to an increased benefit related to equity funds of regulated businesses in 2012 and a decrease to tax reserves.

There were no material changes to the Company’s methodology for determining unrecognized tax benefits during the six months ended June 30, 2012. During the first quarter of 2012, the Company effectively settled its prior years’ uncertain tax positions with respect to repair deductions. The uncertain tax position balance has been reduced accordingly.

Except for refund claims from 2004 and 2005 related to tax losses carried back to those years, the consolidated federal income tax liability of EQT Corporation and subsidiaries has been settled with the Internal Revenue Service (IRS) through 2005. The IRS began its audit and review of EQT’s federal income tax filings for 2006 through 2009 during the second quarter of 2010. EQT also is the subject of various state income tax examinations. Equitrans, L.P. is also under audit by the IRS for the 2008 and 2009 tax years.

G.                       Notes Payable Affiliate/Long-term Debt

EQT provides financing to its affiliates directly or indirectly through EQT Capital. Such financing is generally provided through intercompany term and demand loans that are entered into between EQT Capital and EQT’s subsidiaries. The Company had notes payable due to EQT Capital of $135.2 million as of December 31, 2011. The interest rate on the demand notes was equal to a commercial rate plus 200 basis points.

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

	June 30,	December 31,
	2012	2011
	(in thousands)
Demand notes	$—	$78,128
8.057% notes, due July 1, 2012	—	37,500
5.50% notes, due July 1, 2012	—	9,000
5.060% notes, due January 22, 2014	—	10,607
Total long-term debt	$—	$135,235

On February 3, 2012, the Company refinanced with EQT Capital its intercompany term debt and demand loans into a 10-year term note maturing on February 1, 2022 at an interest rate of 6.01%. Accordingly, since the Company intended and arranged to finance such amounts on a long-term basis, the related obligations are reflected as long-term debt at December 31, 2011 in the accompanying balance sheet.

On June 21, 2012, the term note of $135.2 million was retired.

Concurrent with the closing of the IPO on July 2, 2012, the Company entered into a $350 million new revolving credit facility.  See further discussion in Note J.

Interest expense on long-term debt and demand loans amounted to $1.8 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

H.                       Lease Obligations

On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline, which is under construction and is expected to be placed into service in the third quarter of 2012, to EQT. Contemporaneously with this transfer, the Company entered into a capital lease with EQT for the lease of the Sunrise Pipeline and it will operate the pipeline as part of its transmission and storage system under the rates, terms, and conditions of its FERC-approved tariff. While the lease agreement was effective June 18, 2012, no lease payments will be due pursuant to this lease agreement until the Sunrise Pipeline is placed into service. Once the pipeline is placed in service, the lease payment due in any given month will be the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the Sunrise Pipeline minus the actual costs of operating the Sunrise Pipeline and (2) a payment based on depreciation expense and pre-tax return on invested capital for the Sunrise Pipeline. As a result, the payments to be made under the Sunrise Pipeline lease will be variable and are not expected to have a net positive or negative impact on cash available for distribution.

As of June 30, 2012, management determined that the lease was a capital lease as the present value of the estimated minimum lease payments exceeded the fair value of the leased property. Thus, a capital lease obligation of approximately $196 million was recorded at June 30, 2012, which represented the costs incurred to construct the pipeline as of that date, and was the fair value of the leased property as of that date.  Completion of the pipeline construction is anticipated to occur during the third quarter of 2012. At that time, management will finalize the estimate of the fair value of the asset and will revise the estimates of the lease obligation and related asset as necessary.  As of June 30, 2012, management expects that the fair value of the asset will be approximately $220 — $230 million once construction is complete. This capital lease did not have an impact on the income statement for the three and six months ended June 30, 2012.

I.                            Commitments and Contingencies

The Company is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and in certain instances result in assessment of fines. The Company has established procedures for ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. The estimated costs associated with identified situations that require remedial action are accrued. However, when recoverable through regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental law and regulations, including investments in plant and facilities to meet environmental requirements,

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on its financial position or results of operations.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company accrues legal or other direct costs related to loss contingencies when actually incurred.  The Company has established reserves it believes to be appropriate for pending matters and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

In connection with construction of the Blacksville Compressor Station project, the Company entered into agreements with construction and other contractors to provide services to us. These obligations total approximately $30 million. This project is expected to be completed in the third quarter 2012.

On March 1, 2012, Equitrans made an annual filing with the FERC to recover costs it incurs to comply with the Pipeline Safety Improvement Act of 2002; however, the amount of such recovery is subject to FERC approval on an annual basis and it has not yet been approved and is subject to two protests. For a period of five years after the closing of the IPO, EQT will indemnify the Company for the amount of qualifying pipeline safety costs included in the applicable annual pipeline safety cost tracker filings made by Equitrans with the FERC less the amount of the qualifying pipeline safety costs actually recovered each year.

J.                          Subsequent Event Disclosure

Closing of IPO. As discussed in Note A, on July 2, 2012 prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to the Company. On July 2, 2012, the Company issued 14,375,000 common units in the IPO, which included the full exercise of the underwriters’ over-allotment option, in the IPO and represented 40.6% of the Company’s outstanding equity. EQT retained a 59.4% equity interest in the Company, including 2,964,718 common units, 17,339,718 subordinated units, and a 2% general partner interest. The Company received net proceeds of approximately $278 million, after deducting the underwriters’ discount and a structuring fee of approximately $20 million, in the aggregate, and estimated offering expenses of approximately $4 million. Approximately $232 million of the proceeds were distributed to EQT, $12 million was retained by the Company to replenish amounts distributed by Equitrans to EQT prior to the IPO, $32 million was retained by the Company to pre-fund certain maintenance capital expenditures, and $2 million was used by the Company to pay revolving credit facility origination fees associated with its $350 million revolving credit agreement described below.

New Credit Facility. On July 2, 2012, in connection with the IPO, the Company entered into a $350 million credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of the IPO. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility has an accordion feature that will allow the Company to increase the available revolving borrowings under the facility by up to an additional $150 million, subject to the Company’s receipt of increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the credit facility includes a sublimit up to $35 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, the Company has the ability to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Company’s obligations under the revolving portion of the credit facility are unsecured.

The credit facility contains various covenants and restrictive provisions and also requires maintenance of a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Company obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and, until the Company obtains an investment grade rating, a consolidated interest coverage ratio of not less than 3.00 to 1.00.

Loans under the credit facility (other than swing line loans) will bear interest at the Company’s option at either:

EQT Midstream Partners Predecessor

Notes to Financial Statements (Unaudited)

•                  a base rate, which will be the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•                  a fixed period eurodollar rate plus an applicable margin.

Swing line loans will bear interest at (i) the base rate plus an applicable margin or (ii) a daily floating eurodollar rate plus an applicable margin. Prior to the Company obtaining an investment grade rating, the applicable margin will vary based upon the Company’s consolidated leverage ratio and, upon obtaining an investment grade rating, the applicable margin will vary based upon the Company’s long term unsecured senior, non-credit-enhanced debt rating.

The unused portion of the credit facility will be subject to a commitment fee ranging from (i) 0.25% to 0.35% per annum before the Company obtains an investment grade rating and (ii) 0.15% to 0.35% per annum upon obtaining an investment grade rating.

Income taxes. Prior to the IPO, the Company was subject to federal and state income taxes as its income was reported and included as part of EQT’s consolidated federal tax return.  Effective July 2, 2012, as a result of its master limited partnership structure, the Company is no longer subject to federal income taxes.

Stock-based Compensation Plans. At the closing of the IPO, the Company’s general partner, EQT Midstream Services, LLC (General Partner), granted 146,490 performance awards to its executive officers and certain other EQT employees, including the General Partner’s non-independent director who is not also an executive officer of the General Partner.  The performance condition for these performance awards will be satisfied on December 31, 2015 if the total unitholder return realized on the Company’s common units from the date of grant exceeds 10%, including the value of distributions received during the period. If the unitholder return is not achieved as of December 31, 2015, the performance condition will nonetheless be satisfied if the 10% unitholder return threshold is satisfied as of the end of any calendar quarter ending after December 31, 2015 and on or before December 31, 2017. If earned, the units are expected to be distributed in Company common units at the end of the performance period.  The Company has not recorded any obligation or expense related to the performance awards as of June 30, 2012.

Additionally at the closing of the IPO, the Company’s General Partner granted 4,780 unit-based phantom units to its independent directors. The phantom units vest upon award.  The phantom units are expected to be distributed in Company common units on the earlier of the director’s death or retirement from the General Partner’s Board of Directors.  The Company has not recorded any obligation or expense related to the phantom units as of June 30, 2012.

EQT Midstream Partners Predecessor

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical financial statements included in this report reflect the assets, liabilities and operations of Equitrans, L.P. (Equitrans) excluding the results of operations of Big Sandy Pipeline, a Federal Energy Regulatory Commission (FERC)-regulated transmission pipeline sold by Equitrans to an unrelated party in July 2011, which EQT Midstream Partners LP (the Partnership or EQT Midstream Partners) refers to as the ‘‘Predecessor.’’ In connection with the initial public offering (IPO), EQT Corporation (EQT) contributed to the Partnership its partnership interests in the Predecessor. The following discussion analyzes the financial condition and results of operations of the Predecessor. The effects of the IPO and related equity transfers occurring in July 2012 are not included in the financial statements included in this report. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in the following discussion and analysis to the “Company,” when used for periods beginning at or following the IPO, refer to the Partnership and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding transmission and storage and gathering revenue and volume growth; revenue projections; infrastructure programs, including the timing, cost, capacity and sources of funding with respect to such programs; projected Adjusted EBITDA and cash available for distribution; the amount and timing of distributions; the effect of the Sunrise pipeline lease on cash available for distribution; future projected Sunrise pipeline lease payments; capital expenditures; liquidity and financing requirements, including sources and availability; acquisitions; the effects of government regulation and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to those set forth in the Company’s prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed in this Form 10-Q, please remember such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.  Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

NON-GAAP FINANCIAL MEASURES

As used herein, the Company defines Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense, depreciation and amortization expense and non-cash long-term compensation expense less other income and the Sunrise Pipeline lease payment. As used herein, the Company defines cash available for distribution as Adjusted EBITDA less net cash paid for interest expense, maintenance capital expenditures and income taxes. Adjusted EBITDA and cash available for distribution are non-GAAP supplemental financial measures that management and external users of the Company’s financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

•                  the Company’s operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•                  the ability of the Company’s assets to generate sufficient cash flow to make distributions to the Company’s unitholders;

•                  the Company’s ability to incur and service debt and fund capital expenditures; and

•                  the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

The Company believes that Adjusted EBITDA and cash available for distribution provide useful information to investors in assessing the Company’s financial condition and results of operations. Adjusted EBITDA and cash available for distribution should not be considered alternatives to net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and cash available for distribution have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because Adjusted EBITDA and cash available for distribution may be defined differently by other companies in its industry, the Company’s definition of Adjusted EBITDA and cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, other than per day amounts)
FINANCIAL DATA
Operating revenues:
Transmission and storage revenues	$25,412	$21,101	$52,510	$44,487
Gathering revenues	4,253	4,078	8,158	7,318
Total operating revenues	29,665	25,179	60,668	51,805

Operating expenses:
Operating and maintenance	6,162	9,176	13,186	14,063
Selling, general and administrative	4,334	4,412	8,883	8,214
Depreciation and amortization	3,170	2,859	6,208	5,700
Total operating expenses	13,666	16,447	28,277	27,977
Operating income	15,999	8,732	32,391	23,828
Other income, net	4,157	660	6,628	1,006
Interest expense, net	(1,214)	(1,298)	(2,753)	(2,592)
Income before income taxes	18,942	8,094	36,266	22,242
Income tax expense	6,930	3,154	13,131	8,667
Net income	$12,012	$4,940	$23,135	$13,575

CAPITAL EXPENDITURE AND OPERATING DATA
Transmission pipeline throughout (BBtu per day)	517	394	490	356
Gathered volumes (BBtu per day)	83	80	79	72
Capital expenditures:
Expansion capital expenditures, excluding Sunrise project	$10,810	$8,590	$22,599	$10,262
Sunrise project capital expenditures	60,148	4,859	95,494	11,728
Maintenance capital expenditures	3,212	7,785	7,318	10,236
Total capital expenditures	$74,170	$21,234	$125,411	$32,226

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, other than per day amounts)
SEGMENT FINANCIAL DATA — TRANSMISSION AND STORAGE
Operating revenues:
Operating revenues — affiliate	$20,436	$17,099	$42,180	$36,674
Operating revenues — third party	4,976	4,002	10,330	7,813
Total operating revenues	25,412	21,101	52,510	44,487
Operating expenses:
Operating and maintenance	2,966	3,514	7,028	5,889
Selling, general and administrative	3,219	3,241	6,502	5,943
Depreciation and amortization	2,455	2,206	4,818	4,389
Total operating expenses	8,640	8,961	18,348	16,221
Operating income	$16,772	$12,140	$34,162	$28,266
SEGMENT OPERATIONAL DATA —TRANSMISSION AND STORAGE
Transmission pipeline throughput (BBtu per day)	517	394	490	356
Capital expenditures	$73,472	$20,625	$124,295	$31,002

SEGMENT FINANCIAL DATA — GATHERING
Operating revenues:
Operating revenues — affiliate	$2,762	$2,632	$5,252	$4,527
Operating revenues — third party	1,491	1,446	2,906	2,791
Total operating revenues	4,253	4,078	8,158	7,318
Operating expenses:
Operating and maintenance	3,195	5,662	6,158	8,174
Selling, general and administrative	1,116	1,171	2,381	2,271
Depreciation and amortization	715	653	1,390	1,311
Total operating expenses	5,026	7,486	9,929	11,756
Operating loss	$(773)	$(3,408)	$(1,771)	$(4,438)

SEGMENT OPERATIONAL DATA —GATHERING
Gathering volumes (BBtu per day)	83	80	79	72
Capital expenditures	$698	$609	$1,116	$1,224

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Total operating revenues were $29.7 million for the three months ended June 30, 2012 compared to $25.2 million for the three months ended June 30, 2011. The $4.5 million increase was due to a $4.3 million increase in transmission and storage operating revenues and a $0.2 million increase in gathering operating revenues.

The majority of the increase in transmission and storage operating revenues was attributable to an increase in firm transmission service reservation revenues associated with an average daily increase of 123 BBtu of firm transmission service during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. This increased firm transmission capacity was due to the completion of a portion of the Equitrans 2010 Marcellus expansion project in the fourth quarter of 2010 and the addition of new receipt point interconnects with EQT’s gathering systems. The increased firm transmission service also resulted in higher usage fees based on increased throughput for the period, contributing to the increased revenues.  The increased transmission revenues more than offset a decrease in storage revenues due to an expiring firm storage contract and associated firm transmission contract.

Gathering revenues increased due to 296 BBtu of additional volumes gathered for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. The increased volumes were primarily a result of higher production gathered from EQT.

Operating Expenses. Operating expenses totaled $13.7 million for the three months ended June 30, 2012 compared to $16.4 million for the three months ended June 30, 2011. The decrease in operating expenses was primarily due to a $3.0 million decrease in operating and maintenance expense.

Operating and maintenance expense decreased by $2.5 million for gathering and $0.5 million for transmission and storage. The decrease in gathering expense primarily resulted from favorable fuel rates and associated costs partly offset by increased labor. Transmission and storage expenses declined primarily due to lower engineering, consulting and gas control expenses.

Although selling, general, and administrative expenses were relatively unchanged for both segments, a legal reserve reduction of $0.6 million for transmission and storage was offset by higher labor-related costs.

Depreciation and amortization expense increased $0.3 million period over period due to the increased investment in transmission infrastructure.

Other Income. Other income represents allowance for equity funds used during construction, or AFUDC, which is the amount approved by the FERC for inclusion in the Company’s tariff rates as reimbursement for the cost of financing construction projects with investor capital until a project is placed into operation. Other income generally increases during periods of increased construction, and decreases during times of less construction. The $3.5 million increase for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011 was primarily the result of increased construction expenditures in connection with the Sunrise Pipeline project.

Income Tax Expense. Income tax expense for the three months ended June 30, 2012 totaled $6.9 million compared to $3.2 million for the three months ended June 30, 2011. The $3.7 million increase was primarily driven by an increase in pre-tax income. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s status as a master limited partnership subsequent to July 2, 2012, the Company will no longer be subject to U.S. federal income tax and certain state income taxes.

Net Income. Net income for the three months ended June 30, 2012 totaled $12.0 million compared to $4.9 million for the three months ended June 30, 2011. The $7.1 million increase was primarily driven by higher transmission, storage and gathering revenues combined with an increase in other income and a decrease in operating expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Total operating revenues were $60.7 million for the six months ended June 30, 2012 compared to $51.8 million for the six months ended June 30, 2011. The $8.9 million increase was due to a $8.0 million increase in transmission and storage operating revenues and a $0.9 million increase in gathering operating revenues.

The majority of the increase in transmission and storage operating revenues was attributable to an increase in firm transmission service reservation revenues associated with an average daily increase of 134 BBtu of firm transmission service during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. This increased firm transmission capacity was due to the completion of a portion of the Equitrans 2010 Marcellus expansion project in the fourth quarter of 2010 and the addition of new receipt point interconnects with EQT’s gathering systems. For the six months ended June 30, 2012, approximately 62% of the Company’s total operating revenues were generated from firm transmission and storage capacity. The increased firm transmission service also resulted in higher usage fees based on increased throughput for the period, contributing to the increased revenues.

The increased transmission revenues more than offset a decrease in storage revenues due to an expiring firm storage and associated firm transmission contract.

Gathering revenues increased due to 1,372 BBtu of additional volumes gathered for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The increased volumes were primarily a result of higher production gathered from EQT.

Operating Expenses. Operating expenses totaled $28.3 million for the six months ended June 30, 2012 compared to $28.0 million for the six months ended June 30, 2011. Although operating expenses were relatively unchanged in total, a $0.9 million decrease in operating and maintenance expense was offset by a $0.7 million increase in selling, general, and administrative expense and a $0.5 million increase in depreciation and amortization.

The decrease in operating and maintenance expense resulted from a decline in gathering operating and maintenance expense offset partly by an increase in transmission and storage expenses.  The decrease in gathering expense of $2.0 million primarily resulted from favorable fuel rates and associated costs. Transmission and storage expenses increased by $1.1 million primarily due to higher compliance and labor-related costs related to activity on the expanded system.

Selling, general, and administrative expenses increased for both transmission and storage and gathering due primarily to higher labor-related costs. Selling, general, and administrative expenses for transmission and storage were favorably impacted by a legal reserve reduction of $0.6 million.

Depreciation and amortization expense increased $0.5 million period over period due to the increased investment in transmission infrastructure.

Other Income. Other income increased $5.6 million for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 primarily as a result of the increased construction expenditures in connection with the Sunrise Pipeline project.

Income Tax Expense. Income tax expense for the six months ended June 30, 2012 totaled $13.1 million compared to $8.7 million for the six months ended June 30, 2011. The $4.4 million increase was primarily driven by an increase in pre-tax income. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s status as a master limited partnership subsequent to July 2, 2012, the Company will no longer be subject to U.S. federal income tax and certain state income taxes.

Net Income. Net income for the six months ended June 30, 2012 totaled $23.1 million compared to $13.6 million for the six months ended June 30, 2011. The $9.5 million increase was primarily driven by higher transmission and gathering revenues combined with an increase in other income.

See Investing Activities in Liquidity and Capital Resources for a discussion of capital expenditures.

OUTLOOK

The Company’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. The Company believes that it is well-positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus Shale fairway that lack substantial natural gas pipeline infrastructure. As production increases in the Company’s areas of operations, it believes that it will have a competitive advantage in attracting volumes to its transmission and storage system through relatively low-cost capacity expansions. Additionally, the Company may acquire additional midstream assets from EQT or pursue selected asset acquisitions from third parties to the extent such acquisitions complement the Company or EQT’s existing asset base or allow the Company to capture operational efficiencies from EQT’s production. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer such assets to the Company.

In the near term, the Company expects that the following internal transmission and storage expansion projects will allow it to capitalize on increased drilling activity of EQT and other third-party producers:

•                  Blacksville Compressor Station Project.   The Blacksville Compressor Station project involves the construction of a new booster compressor station in Monongalia County, West Virginia, including two compressor units with an aggregate compression of approximately 9,470 horsepower, at an estimated total cost of approximately $30 million.  This project will enable the Company to provide approximately 200 BBtu per day of incremental firm transmission capacity to third parties, 100 BBtu of which is already under contract. The project has received all regulatory approvals, including FERC approval, and the Company expects it will be completed and placed into service in the third quarter of 2012.

•                  Hartson Compression Upgrade.   In order to provide additional operational flexibility and increase transmission capacity, the Company is upgrading the existing compression at the Hartson Compressor Station to install emissions reduction technology, and adding 750 horsepower of compression at a cost of approximately $9 million.  The Company expects this upgrade will be placed into service in the third quarter of 2012.

•                  New Delivery Interconnect Expansion.   This project includes three new interconnects, two with Texas Eastern and one with The Peoples Natural Gas Company. The first Texas Eastern interconnect has daily capacity of over 300 BBtu and was placed into service in the fourth quarter of 2011. The second Texas Eastern interconnect has 200 BBtu of immediate incremental daily capacity and was placed into service in the second quarter of 2012. Combined, the interconnects with Texas Eastern have over 800 BBtu per day of capacity at a cost of approximately $12 million.  The Peoples Natural Gas Company interconnect is expected to have 250 BBtu per day of interconnect capacity at an estimated cost of approximately $3 million.  The Company expects this project will be placed into service in the fourth quarter of 2012.

•                  Low Pressure East Expansion Project.   This project involves uprating or replacing 26 miles of existing transmission pipeline in Greene, Washington and Allegheny counties, Pennsylvania, at a cost of approximately $26 million.  The Company expects to complete and place this project into service in the fourth quarter of 2013. When complete, this project will triple the current maximum allowable operating pressure of the pipeline, thereby creating approximately 150 BBtu per day of incremental firm transmission capacity on the system.

The results of the Predecessor for the six months ended June 30, 2012 are not indicative of the results of the Partnership expected over the next twelve month period. Operating and maintenance costs are expected to increase primarily due to increased costs associated with gathering abandonment initiatives and increases in direct labor costs and maintenance and contract service expense. Selling, general and administrative expenses are expected to increase due to an estimated $3.0 million of incremental expenses associated with being a publicly traded partnership and increased corporate and management service expenses associated with operating the business on a standalone basis.

The Company believes that it will achieve the forecasted Adjusted EBITDA and estimated cash available for distribution targets for the twelve month period ending June 30, 2013 set forth in its Prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NON-GAAP FINANCIAL MEASURES.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of cash for the first six months of 2012 were proceeds from operating activities and cash contributions provided by EQT.

The Company’s sources of liquidity in the future are expected to include:

•                  cash generated from operations;

•                  $350 million available for borrowing under the Company’s credit facility;

•                  cash on hand of approximately $44 million retained from the proceeds of the IPO;

•                  debt offerings; and

•                  issuances of additional partnership units.

The Company believes that cash on hand, cash generated from operations and availability under the credit facility will be adequate to meet the Company’s operating short-term capital and any debt service requirements, and cash distribution requirements. The Company believes that future internal growth projects and potential acquisitions will be funded primarily through borrowings under the credit facility or through issuances of debt and equity securities.

Operating Activities

Net cash provided by operations increased $16.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Net income increased $9.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in cash flows provided by operations related to the increase in amounts due to/from EQT affiliates offset by cash outflows related to accounts payable, other assets and other liabilities. The decrease in accounts payable was primarily due to timing of payments for the increased activity associated with expansion efforts. Other assets increased primarily related to costs associated with the Company’s formation and other liabilities decreased due to the decrease in the fuel liability.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 increased by $93.2 million from net cash used in investing activities for the six months ended June 30, 2011. The increase was primarily related to capital expenditures related to the Sunrise Pipeline project.

Financing Activities

EQT historically funded the Company’s working capital, maintenance capital and growth capital expansion initiatives. The Company historically paid EQT all excess cash generated from operations.

Net cash provided by financing activities for the six months ended June 30, 2012 was $79.5 million compared to net cash used in financing activities for the six months ended June 30, 2011 of $11.4 million. The increase in cash provided by financing activities was primarily related to capital contributions from EQT which were used to fund capital expenditures discussed in the investing activities section above.  Additional capital contributions from EQT were also used to retire long-term intercompany debt of $135.2 million during the second quarter of 2012.

On July 2, 2012, in connection with the IPO, the Company entered into a $350 million revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which will mature on July 2, 2017. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility has an accordion feature that will allow the Company to increase the available revolving borrowings under the facility by up to an additional $150 million, subject to the Company’s receipt of increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions.

The credit facility contains various covenants and restrictive provisions and also requires maintenance of a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Company obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and, until the Company obtains an investment grade rating, a consolidated interest coverage ratio of not less than 3.00 to 1.00.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Capital expenditures for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Expansion capital expenditures, excluding Sunrise project	$10,810	$8,590	$22,599	$10,262
Sunrise project capital expenditures	60,148	4,859	95,494	11,728
Maintenance capital expenditures	3,212	7,785	7,318	10,236
Total capital expenditures	$74,170	$21,234	$125,411	$32,226

Expansion capital expenditures excluding the Sunrise project totaled $10.8 million and $8.6 million for the three months ended June 30, 2012 and 2011, respectively, and $22.6 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. The increases were primarily related to the Blacksville Compressor Station project. The Company estimates that expansion capital expenditures for the twelve-month period ending June 30, 2013 will be approximately $33 million, excluding the Sunrise project.  The Company’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. The Company expects to fund future capital expenditures through a combination of funds generated from its operations, borrowings under its new credit facility and the issuance of additional partnership units and debt offerings.

Sunrise project capital expenditures were $60.1 million and $4.9 million for the three months ended June 30, 2012 and 2011, respectively, and $95.5 million and $11.7 million for the six months ended June 30, 2012 and 2011, respectively. This project consists of construction of 41.5 miles of 24-inch diameter pipeline that parallels and interconnects with the segment of the Company’s transmission and storage system from Wetzel County, West Virginia to Greene County, Pennsylvania. The Sunrise Pipeline project will also include connecting to a new delivery point with Texas Eastern Transmission LP (Texas Eastern) in Greene County and constructing a new compressor station. On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline to EQT and therefore, the Company will have no future capital expenditures related to this project.

Maintenance capital expenditures totaled $3.2 million and $7.8 million for the three months ended June 30, 2012 and 2011, respectively, and $7.3 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively.  These decreases related to the timing of projects. The Company estimates that ongoing maintenance capital expenditures will be approximately $17 million for the twelve-month period ending June 30, 2013. The Company also estimates that regulatory compliance capital expenditures pre-funded from the IPO proceeds will be approximately $15 million for the twelve-month period ending June 30, 2013.

Distributions

The Company intends to pay a quarterly distribution at an initial rate of $0.35 per unit, which equates to an aggregate distribution of approximately $12.4 million per quarter ($49.5 million on an annualized basis), based on the number of common, subordinated and general partner units outstanding immediately after the closing of the IPO. The Company does not have a legal obligation to make distributions except as provided in the Company’s partnership agreement.

Contractual Obligations

Contemporaneously with the Company’s transfer of the Sunrise Pipeline to EQT, the Company entered into a capital lease with EQT for the lease of the Sunrise Pipeline and will operate the facilities as part of the transmission and storage system under the rates, terms, and conditions of the Company’s FERC-approved tariff. While this lease agreement was effective June 18, 2012, no lease payments will be due pursuant to this lease agreement until the Sunrise Pipeline is placed into service. Once the pipeline is placed into service, the lease payment due in any given month will be the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the Sunrise Pipeline minus the actual costs of operating the Sunrise Pipeline and (2) a payment based on depreciation expense and pre-tax return on invested capital for the Sunrise Pipeline. As a result, the payments the Company will make under the Sunrise Pipeline lease will be variable and are not expected to have a net positive or negative impact on its cash available for distribution. The following table details the future projected payments associated with the lease obligations (including interest) as of June 30, 2012:

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Lease obligations	$395,301	$29,788	$59,576	$59,576	$246,361

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Company accrues legal or other direct costs related to loss contingencies when actually incurred.  The Company has established reserves it believes to be appropriate for pending matters and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

See also the “Contractual Obligations” discussion above.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Financial Statements for the year ended December 31, 2011 contained in the prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Financial Statements on this Form 10-Q for the period ended June 30, 2012.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Midstream Partners Predecessor

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Other than the base gas the Company purchases and uses in its natural gas storage facilities, which is necessary to maintain pressure and deliverability in its storage pools, and purchases of a small amount of natural gas for system operations, the Company generally does not take title to the natural gas that is stored or transported on its transmission system and, accordingly, the Company is not exposed to commodity price fluctuations on natural gas stored in its facilities or transported through its pipelines by its customers. Base gas purchased and used in natural gas storage facilities, which was generally purchased more than 30 years ago, is considered a long-term asset and is not re-valued at current market prices. A certain amount of gas is naturally lost in connection with transporting natural gas across a pipeline system, and under the Company’s contractual arrangements with its customers the Company is entitled to retain a specified volume of natural gas in order to compensate the Company for such lost and unaccounted for volumes as well as its fuel usage. Historically the natural gas volumes retained from the Company’s transmission and storage customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to the Company’s transmission and storage agreements have been sufficient to cover its fuel usage and lost and unaccounted for volumes on the transmission and storage system. However, the level of fuel usage and lost and unaccounted for volumes on its gathering system have historically exceeded the natural gas volumes retained from the Company’s gathering customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to its gathering agreements and it has been necessary to purchase natural gas in the market to make up for the difference.  For the six months ended June 30, 2012 and 2011, the Company’s actual level of fuel usage and lost and unaccounted for volumes exceeded the amounts recovered from its gathering customers by approximately 831 BBtu and 923 BBtu, respectively, for which the Company recognized $1.4 million and $4.2 million, respectively, of purchased gas cost as a component of operating and maintenance expense.  Except for the base gas in its natural gas storage facilities, which the Company considers to be a long-term asset, and volume and pricing variations related to the volumes of fuel purchased to make up for line loss, the Company’s current business model is designed to minimize its exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact its operations, changes in the price of natural gas over the intermediate term should not materially impact the Company’s operations. The Company has not historically engaged in material commodity hedging activities relating to its assets. However, the Company may engage in commodity hedging activities in the future, particularly if it undertakes growth projects or engages in acquisitions that expose it to direct commodity price risk.

Interest Rate Risk

The Company’s operating and acquisition activities have historically been funded through intercompany borrowings with EQT at market rates.

At the closing of the IPO on July 2, 2012, the Company entered into a new $350 million revolving credit facility. The Company may from time to time hedge the interest on portions of its borrowings under the revolving credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Company is exposed to credit risk. Credit risk represents the loss that it would incur if a counterparty fails to perform under its contractual obligations. Approximately 66% and 49% of the Company’s third party accounts receivable balances of $3.4 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively, represent amounts due from marketers. The Company manages its exposure to credit risk associated with customers to whom it extends credit through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Company’s tariff requires customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide credit support. For some of the Company’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for more stringent forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. In connection with the IPO, EQT entered into a guaranty agreement to guarantee all payment obligations, up to a maximum of $50 million, due and payable to

Equitrans by EQT Energy, one of Equitrans’ largest customers.  The guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.   EQT’s public senior debt has an investment grade credit rating.

EQT Midstream Partners Predecessor

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the Company’s General Partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based on the evaluation of management of the Company’s General Partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, management of the Company’s General Partner concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal or other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the financial position, results of operations or liquidity of the Company.

Item 1A. Risk Factors

The Company incorporates by reference the risk factors from the Company’s prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012 which were set forth under the caption “Risk Factors” on pages 22 through 58 of the prospectus.  A copy of these risk factors is filed as Exhibit 99.1 attached hereto.   There have been no material changes in these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2012, the Company priced an IPO of 12,500,000 common units at a price to the public of $21 per unit. The IPO was made pursuant to a registration statement on Form S-1, as amended (File No. 333-179487) that was declared effective by the SEC on July 26, 2012.  On June 28, 2012, the underwriters exercised in full their option to purchase an additional 1,875,000 common units.  Citigroup, Barclays, BofA Merrill Lynch, Credit Suisse, J.P. Morgan and Wells Fargo Securities acted as joint book-running managers for the IPO.  Deutsche Bank Securities, Goldman, Sachs & Co. and RBC Capital Markets acted as co-managers for the IPO.

The IPO closed on July 2, 2012.  The Company received net proceeds from the sale of the common units of approximately $278 million, after deducting the underwriters’ discount and a structuring fee of approximately $20 million, in the aggregate, and estimated offering expenses of approximately $4 million.  Approximately $232 million of the IPO proceeds were distributed to EQT, $12 million was retained by the Company to replenish amounts distributed by the Company to EQT prior to the IPO, $32 million was retained by the Company to pre-fund certain maintenance capital expenditures and $2 million was used by the Company to pay revolving credit facility origination fees associated with a $350 million revolving credit agreement entered into by the Company at the closing of the IPO.

Item 6.  Exhibits

10.1	EQT Guaranty dated April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.

10.2	Amendment of Sublease Agreement between Equitrans, L.P. and EQT Production Company, dated April 5, 2012

10.3	Sunrise Facilities Lease Agreement between Equitrans, L.P. and Sunrise Pipeline, L.L.C., dated June 18, 2012

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

99.1	Risk Factors from EQT Midstream Partners, LP Prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By:	EQT Midstream Services, LLC, its General Partner

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 26, 2012

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference

10.1	EQT Guaranty dated April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Filed as Exhibit 10.11 to Amendment No. 2 to Form S-1 Registration Statement filed on May 10, 2012

10.2	Amendment of Sublease Agreement between Equitrans, L.P. and EQT Production Company, dated April 5, 2012	Filed as Exhibit 10.13 to Amendment No. 2 to Form S-1 Registration Statement filed on May 10, 2012

10.3	Sunrise Facilities Lease Agreement between Equitrans, L.P. and Sunrise Pipeline, L.L.C., dated June 18, 2012	Filed herewith as Exhibit 10.3

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

99.1	Risk Factors from EQT Midstream Partners, LP Prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012	Filed herewith as Exhibit 99.1

101	Interactive Data File	Filed herewith as Exhibit 101