Form 10-Q
period 2012-09-30
EQT Midstream Partners, LP
filed 2012-10-25
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-35574

EQT Midstream Partners, LP

(Exact name of registrant as specified in its charter)

DELAWARE	37-1661577
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

(412) 553-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 30, 2012, there were 17,339,718 Common Units, 17,339,718 Subordinated Units and 707,744 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per unit data)
REVENUES:
Operating revenues — affiliate	$26,653	$21,446	$74,085	$62,647
Operating revenues — third party	7,799	5,974	21,035	16,578
Total operating revenues	34,452	27,420	95,120	79,225

OPERATING EXPENSES:
Operating and maintenance	8,109	5,424	21,295	19,487
Selling, general and administrative	5,211	5,154	14,094	13,368
Depreciation and amortization	6,835	2,835	13,043	8,535
Total operating expenses	20,155	13,413	48,432	41,390
Operating income	14,297	14,007	46,688	37,835
Other income, net	615	1,151	7,243	2,157
Interest expense, net	(2,901)	(1,759)	(5,654)	(4,351)
Income before income taxes	12,011	13,399	48,277	35,641
Income tax expense	—	(5,018)	(13,131)	(13,685)
Net income	$12,011	$8,381	$35,146	$21,956

CALCULATION OF LIMITED PARTNER INTEREST IN NET INCOME:
Net income(a)	$11,900	N/A (b)	$11,900	N/A
Less general partner interest in net income	(238)	N/A	(238)	N/A
Limited partner interest in net income	$11,662	N/A	$11,662	N/A

Net income per limited partner unit — basic	$0.34	N/A	$0.34	N/A
Net income per limited partner unit — diluted	$0.34	N/A	$0.34	N/A

Limited partner units outstanding - basic	34,679	N/A	34,679	N/A
Limited partner units outstanding — diluted	34,684	N/A	34,684	N/A

(a) Presented for the post-initial public offering (IPO) period only. Reflects the general and limited partner interest in net income from and after the closing of the Company’s IPO on July 2, 2012.  See Note A of Notes to Consolidated Financial Statements (Unaudited).

(b) Not applicable.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,146	$21,956
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,043	8,535
Deferred income taxes	6,789	8,558
Other income	(7,243)	(2,157)
Non-cash long-term compensation expense	2,150	1,768
Changes in other assets and liabilities:
Accounts receivable	(10,689)	40
Accounts payable	(12,148)	13,582
Regulatory assets	1,101	985
Due (to)/from EQT affiliates	30,431	(5,750)
Other assets and liabilities	(7,364)	(4,488)
Net cash provided by operating activities	51,216	43,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147,379)	(73,434)
Net cash used in investing activities	(147,379)	(73,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common units, net of offering costs	276,780	—
Distribution of proceeds	(230,887)	—
Distributions paid	(10,193)	(11,729)
Repayment of EQT advances	(49,657)	15,183
Partners’ investments	276,543	12,610
Retirements of long-term debt	(135,235)	—
Payment of revolver fees	(1,864)	—
Capital lease principal payments	(838)	—
Net cash provided by financing activities	124,649	16,064

Net increase (decrease) in cash and cash equivalents	28,486	(14,341)
Cash and cash equivalents, beginning of period	—	14,341
Cash and cash equivalents, end of period	$28,486	$—

CASH PAID DURING THE PERIOD FOR:
Interest paid	$7,656	$5,283
Income taxes, net	$—	$3,259

NON-CASH ACTIVITY DURING THE PERIOD:
Capital lease obligation	$213,605	$—
Non-cash distributions	$205,949	$—
Elimination of net current and deferred tax liabilities	$143,587	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands, except number of units)
ASSETS

Current assets:
Cash and cash equivalents	$28,486	$—
Accounts receivable (net of allowance for doubtful accounts of $57 as of September 30, 2012 and $77 as of December 31, 2011)	3,607	5,147
Accounts receivable — affiliate	10,078	9,283
Due from related party	1,862	40,369
Other	778	1,661
Total current assets	44,811	56,460

Property, plant and equipment	779,173	608,231
Less: accumulated depreciation	(141,972)	(137,339)
Net property, plant and equipment	637,201	470,892

Regulatory assets	18,569	18,247
Other assets	2,028	843
Total assets	$702,609	$546,442

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$8,374	$20,522
Lease obligation - current	9,264	—
Due to related party	1,172	68,161
Income taxes payable	—	17,498
Accrued liabilities	14,188	11,247
Total current liabilities	32,998	117,428

Notes payable — affiliate	—	135,235
Lease obligation	203,502	—
Deferred income taxes and investment tax credits	—	112,218
Other long-term liabilities	5,183	7,928
Total long-term liabilities	208,685	255,381

Partners’ capital:
Common units (17,339,718 units issued and outstanding at September 30, 2012)	306,737	—
Subordinated units (17,339,718 units issued and outstanding at September 30, 2012)	144,587	—
General partner interest (707,744 units issued and outstanding at September 30, 2012)	9,602	—
Parent’s net investment	—	173,633
Total partners’ capital	460,926	173,633
Total liabilities and partners’ capital	$702,609	$546,442

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Statements of Partners’ Capital (Unaudited)

		Partners’ Capital
	Parent Net	Limited Partners		General
	Investment	Common	Subordinated	Partner	Total
	(in thousands)
Balance at January 1, 2011	$125,523	$—	$—	$—	$125,523
Investment by partners	12,610	—	—	—	12,610
Distributions paid	(11,729)	—	—	—	(11,729)
Net income	21,956	—	—	—	21,956
Balance at September 30, 2011	$148,360	$—	$—	$—	$148,360

Balance at January 1, 2012	$173,633	$—	$—	$—	$173,633
Net income attributable to the period January 1, 2012 through July 1, 2012	23,246	—	—	—	23,246
Investment by partners	276,543	—	—	—	276,543
Distributions paid	(10,193)	—	—	—	(10,193)
Non-cash distributions	(205,949)	—	—	—	(205,949)
Elimination of net current and deferred tax liabilities	143,587	—	—	—	143,587
Contribution of net assets to EQT Midstream Partners, LP	(400,867)	56,560	330,805	13,502	—
Issuance of common units to public, net of offering costs	—	276,780	—	—	276,780
Distribution of proceeds	—	(32,837)	(192,049)	(6,001)	(230,887)
Capital contribution	—	—	—	1,863	1,863
Stock-based compensation plans	—	403	—	—	403
Net income attributable to the period July 2, 2012 through September 30, 2012	—	5,831	5,831	238	11,900
Balance at September 30, 2012	$—	$306,737	$144,587	$9,602	$460,926

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

A.        Financial Statements

Organization

EQT Midstream Partners, LP (the Partnership or EQT Midstream Partners), which closed its initial public offering (IPO) to become publicly traded on July 2, 2012, is a growth-oriented Delaware limited partnership formed by EQT Corporation in January 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor or EQT Midstream Partners Predecessor) of EQT Midstream Partners. References in these consolidated financial statements to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in these consolidated financial statements to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. References in these consolidated financial statements to “EQT” refer collectively to EQT Corporation and its consolidated subsidiaries, other than the Predecessor and/or the Company.  For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of Equitrans presented on a carve-out basis, excluding the financial position and results of operations of the Big Sandy Pipeline (as described below), prior to the contribution by EQT of all of the partnership interests in Equitrans to EQT Midstream Partners, in connection with the Partnership’s IPO.

As of January 1, 2011, Equitrans was owned 97.25% by EQT Corporation and 2.75% by ET Blue Grass, LLC, a subsidiary of EQT Corporation.

The Partnership does not have any employees. Operational support for the Partnership is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in certain midstream business operations. EQT Gathering’s employees manage and conduct the Partnerships’ daily business operations.

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

On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline, an approximately 40 mile, FERC-regulated transmission pipeline which was under construction, to EQT via a non-cash distribution of $193.7 million. Contemporaneously with this transfer, the Company entered into a capital lease obligation with EQT for the lease of the Sunrise Pipeline. Under the capital lease, the Company operates the pipeline as part of its transmission and storage system under the rates, terms, and conditions of its FERC-approved tariff. The Sunrise Pipeline was placed into service on July 28, 2012. The Company makes monthly lease payments to EQT based on the lesser of a payment based on revenues collected less the actual cost to operate the pipeline and a payment based on depreciation expense and pre-tax return on invested capital for the Sunrise Pipeline.

Immediately prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to the Partnership and, Equitrans distributed its accounts receivable to EQT via a non-cash distribution of $12.2 million. The Company issued 14,375,000 common units in the IPO, which included the full exercise of the underwriters’ over-allotment option, and represented 40.6% of the Company’s outstanding equity. EQT retained a 59.4% equity interest in the Company, including 2,964,718 common units, 17,339,718 subordinated units, and a 2% general partner interest. The Company received net proceeds of approximately $277 million, after deducting the underwriters’ discount and a structuring fee of approximately $20 million, and estimated offering expenses of approximately $5 million. Approximately $231 million of the proceeds were distributed to EQT, $12 million was retained by the Company to replenish amounts distributed by Equitrans to EQT prior to the IPO, $32 million was retained by the Company to pre-fund certain maintenance capital expenditures, and $2 million was used by the Company to pay revolving credit facility origination fees associated with its $350 million revolving credit agreement described in Note G. In connection with the IPO, Equitrans net current and deferred taxes of $143.6 million were eliminated.  See further discussion in Note F.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

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

Transmission and Storage System. The Company’s transmission and storage system includes an approximately 700 mile FERC-regulated interstate pipeline system that connects to five long-haul interstate pipelines and multiple distribution companies. The transmission and storage system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity. As of September 30, 2012, the transmission assets had total throughput capacity of approximately 1.4 TBtu per day. Revenues are primarily driven by the Company’s firm transmission and storage contracts.

Gathering System. The Company’s gathering system consists of approximately 2,100 miles of FERC-regulated low-pressure gathering lines. Substantially all of the revenues associated with the Company’s gathering system are generated under interruptible gathering service contracts.

Accounting Policies

Under the Jumpstart Our Business Startups Act (JOBS Act), for as long as the Company remains an “emerging growth company” as defined in the JOBS Act, the Company may take advantage of certain exemptions from Securities and Exchange Commission (SEC) reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and seeking shareholder approval of any golden parachute payments not previously approved. The Company may take advantage of these reporting exemptions until the Company is no longer an emerging growth company. The Company will remain an emerging growth company for up to five years, although it will lose that status sooner if it has more than $1.0 billion of revenues in a fiscal year, the limited partner interests held by non-affiliates have a market value of more than $700 million, or the Company issues more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act also provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has irrevocably elected to “opt out” of this exemption and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

B.                        Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

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

All of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Operating revenues:
Transmission and storage	$30,606	$23,208	$83,116	$67,695
Gathering	3,846	4,212	12,004	11,530
Total operating revenues	$34,452	$27,420	$95,120	$79,225
Operating income:
Transmission and storage	$16,528	$14,088	$50,690	$42,354
Gathering	(2,231)	(81)	(4,002)	(4,519)
Total operating income	$14,297	$14,007	$46,688	$37,835

Reconciliation of operating income to net income:
Other income, net	$615	$1,151	$7,243	$2,157
Interest expense, net	(2,901)	(1,759)	(5,654)	(4,351)
Income tax expense	—	(5,018)	(13,131)	(13,685)
Net income	$12,011	$8,381	$35,146	$21,956

	September 30,	December 31,
	2012	2011
	(in thousands)
Segment Assets:
Transmission and storage	$620,243	$461,002
Gathering	82,366	85,440
Total	$702,609	$546,442

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation and amortization:
Transmission and storage	$6,116	$2,186	$10,934	$6,575
Gathering	719	649	2,109	1,960
Total	$6,835	$2,835	$13,043	$8,535

Expenditures for segment assets:
Transmission and storage	$18,989	$39,666	$143,284	$70,668
Gathering	2,979	1,542	4,095	2,766
Total	$21,968	$41,208	$147,379	$73,434

D.        Related-Party Transactions

In the ordinary course of business, the Company has transactions with affiliated companies.

Accounts receivable—affiliate represents amounts due from subsidiaries of EQT, primarily related to transmission, storage and gathering services. For the three months ended September 30, 2012 and 2011, the Company generated revenues of approximately $26.7 million and $21.4 million, respectively, from services provided to subsidiaries of EQT and for the nine months ended September 30, 2012 and 2011, the Company generated revenues of approximately $74.1 million and $62.6 million, respectively.

The accompanying balance sheets include amounts due from related parties of $1.9 million as of September 30, 2012 and $40.4 million as of December 31, 2011. Amounts due to related parties as of September 30, 2012 totaled $1.2 million and $68.2 million as of December 31, 2011. These amounts represent transactions with subsidiaries of EQT other than transmission, storage and gathering services.

As discussed in Note G prior to the Company’s IPO, EQT provided financing to its subsidiaries directly or indirectly through EQT Capital Corporation (EQT Capital), EQT’s subsidiary finance company, predominantly through intercompany term and demand loans.  The Company had demand and term notes due to EQT Capital of approximately $135.2 million as of December 31, 2011, which were repaid prior to the IPO.

In addition, operating and administrative expenses and capital expenditures incurred on the Company’s behalf by EQT result in intercompany advances recorded as amounts due to or due from EQT on the Company’s balance sheet. Prior to the IPO, these advances were related to changes in working capital, cash used for capital expenditures, as well as the Company’s cash flow needs. Prior to the IPO, these were viewed as financing transactions as the Company would have otherwise obtained demand notes or term loans from EQT Capital to fund these transactions.  Subsequent to the IPO, these transactions reflect services rendered on behalf of the Company by EQT and its affiliates for operating expenses as described below and will be settled monthly. These are classified as operating activities.

The personnel who operate the Company’s assets are employees of EQT. EQT directly charges the Company for the payroll and benefit costs associated with employees and carries the obligations for other employee-related benefits in its consolidated financial statements. The Company is allocated a portion of EQT’s defined benefit pension plan and retiree medical and life insurance liability for the retirees of Equitrans based on an actuarial assessment of that liability. The Company’s share of those costs is charged through due to related parties and reflected in operating and maintenance expense in the accompanying statement of operations.

The Company is allocated a portion of the indirect operating and maintenance expense incurred by EQT Gathering, a subsidiary of EQT that incurs certain costs that are shared by us. For the three months ended September 30, 2012 and 2011, operating and maintenance expenses allocated to the Company were approximately $0.9 million and $0.7 million, respectively.  For the nine months ended September 30, 2012 and 2011, operating and maintenance expenses allocated to the Company were approximately $2.4 million and $1.8 million, respectively.  The allocation is based on the Company’s percentage of a calculation based upon net plant, revenue and headcount.

For the three months ended September 30, 2012 and 2011 selling, general and administrative expenses allocated to the Company were approximately $1.2 million and $0.9 million, respectively. For the nine months ended September 30, 2012 and 2011 selling, general and administrative expenses allocated to the Company were approximately $3.5

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

million and $2.8 million, respectively. A portion of the selling, general and administrative expense incurred by EQT Gathering is allocated to the Company based on a calculation of its percentage of net plant, revenue and headcount.

The historical financial statements of the Predecessor include long-term incentive compensation plan expenses associated with the EQT long-term incentive plan, which is not an expense of the Partnership subsequent to the IPO. See Note I for discussion of the Company’s stock-based compensation plans. There was no expense recorded for the three months ended September 30, 2012 related to the EQT long-term incentive plan. Included within operating expenses in the accompanying statements of operations is EQT stock-based compensation expense of $0.9 million for the three months ended September 30, 2011 and $1.9 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively. EQT’s stock-based compensation programs consist of restricted stock, stock options and performance-based units issued to employees. To the extent compensation related to employees directly involved in transmission and storage or gathering operations, such amounts were charged to the Company by EQT and were reflected as operating and maintenance expenses. To the extent compensation cost related to employees indirectly involved in transmission and storage or gathering operations, such amounts were charged to the Company by EQT and were reflected as general and administrative expenses.

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

F.         Income Taxes

The Predecessor’s financial statements for the period prior to the IPO include U.S. federal and state income tax as its income was reported and included as part of EQT’s consolidated federal tax return.  In conjunction with the contribution by EQT of the ownership of Equitrans to the Partnership immediately prior to the IPO, approximately $143.6 million of net current and deferred income tax liabilities were eliminated through equity. Effective July 2, 2012, as a result of its limited partnership structure, the Company is no longer subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated flow through to the owners, and accordingly, do not result in a provision for income taxes for the Partnership.

G.        Notes Payable Affiliate/Long-term Debt

Historically, EQT provided financing to the Company directly or indirectly through EQT Capital. Such financing was generally provided through intercompany term and demand loans that were entered into between EQT Capital and EQT’s subsidiaries. The Company had notes payable due to EQT Capital of $135.2 million as of December 31, 2011. The interest rate on the demand notes was equal to a commercial rate plus 200 basis points.

	September 30,	December 31,
	2012	2011
	(in thousands)
Demand notes	$—	$78,128
8.057% notes, due July 1, 2012	—	37,500
5.50% notes, due July 1, 2012	—	9,000
5.060% notes, due January 22, 2014	—	10,607
Total long-term debt	$—	$135,235

On February 3, 2012, the Company refinanced with EQT Capital its intercompany term debt and demand loans into a 10-year term note maturing on February 1, 2022 at an interest rate of 6.01%. Accordingly, since the Company intended and arranged to finance such amounts on a long-term basis, the related obligations were reflected as long-term debt at December 31, 2011 in the accompanying balance sheet.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

On June 21, 2012, the term note of $135.2 million was retired.

On July 2, 2012, in connection with the IPO, the Company entered into a $350 million credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which will mature on July 2, 2017. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility has an accordion feature that allows the Company to increase the available revolving borrowings under the facility by up to an additional $150 million, subject to the Company’s receipt of increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the credit facility includes a sublimit up to $35 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, the Company has the ability to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Company’s obligations under the revolving portion of the credit facility are unsecured.

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

There were no borrowings outstanding under the credit facility at September 30, 2012. Interest expense on long-term debt and demand loans amounted to $0.2 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, and $3.9 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively. This includes commitment fees, which averaged approximately 25 basis points in the third quarter of 2012 to maintain credit availability under the revolving credit facility.  See additional interest expense related to the capital lease in Note H.

H.        Lease Obligations

On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline, which was under construction and was subsequently placed into service in the third quarter of 2012, to EQT. Contemporaneously with this transfer, the Company entered into a capital lease with EQT for the lease of the Sunrise Pipeline. Under the capital lease, the Company operates the pipeline as part of its transmission and storage system under the rates, terms, and conditions of its FERC-approved tariff. While the lease agreement was effective June 18, 2012, no lease payments were due pursuant to this lease agreement until the Sunrise Pipeline was placed into service. The Sunrise Pipeline was placed into service on July 28, 2012. The lease payment due each month following the in-service date, is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the Sunrise Pipeline minus the actual costs of operating the Sunrise Pipeline and (2) a payment based on depreciation expense and pre-tax return on invested capital for the Sunrise Pipeline. As a result, the payments to be made under the

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

Sunrise Pipeline lease will be variable and are not expected to have a net positive or negative impact on distributable cash flow.

Management determined that the Sunrise Pipeline lease was a capital lease as the present value of the estimated minimum lease payments exceeded the fair value of the leased property. Thus, a capital lease obligation of approximately $213 million was recorded at September 30, 2012, which represented the costs incurred to construct the pipeline through that date, and was the fair value of the leased property as of that date.  During the third quarter of 2012, the pipeline was placed into service; however, there are additional closeout construction costs that will be incurred by EQT. Completion of the pipeline closeout construction is anticipated to occur in the fourth quarter of 2012. Once closeout construction is complete, management will finalize the estimate of the fair value of the asset and will revise the estimates of the lease obligation and related asset as necessary.  Currently, management expects that the fair value of the asset will be approximately $220 — $230 million once closeout construction is complete.

For the three months ended September 30, 2012, interest expense of $2.8 million and depreciation expense of $3.5 million was recorded related to this capital lease.  Additionally, Sunrise lease payments totaled $4.3 million for the three months ended September 30, 2012.

I.          Stock-Based Compensation Plans

Share-based compensation expense recorded by the Company subsequent to the IPO was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Performance Awards	$287	—	$287	—
Phantom Units	116	—	116	—
Total shared-based compensation expense	$403	—	$403	—

At the closing of the IPO on July 2, 2012, the Company’s general partner granted to its executive officers and certain other EQT employees, including its non-independent director who is not also an executive officer, performance awards representing 146,490 common units.  The performance condition related to the initial grant of performance awards will be satisfied on December 31, 2015 if the total unitholder return realized on the Company’s common units from the date of grant exceeds 10%, including the value of distributions received during this period. If the unitholder return measure is not achieved as of December 31, 2015, the performance condition will nonetheless be satisfied if the 10% unitholder return threshold is satisfied as of the end of any calendar quarter ending after December 31, 2015 and on or before December 31, 2017. If earned, the units are expected to be distributed in Company common units.

The Company accounted for these awards as equity awards using the $20.02 grant date fair value as determined using a fair value model.  The model projected the unit price for Company common units at the ending point of the performance period.  The price was generated using annual volatility for the expected term of the awards, which is based upon the performance period, the risk-free rate for periods within the contractual life of the awards based on the U.S. Treasury yield curve in effect at the time of grant, and an expected dividend growth rate of 10%.

Additionally, the Company’s general partner granted 4,780 share-based phantom units to the independent directors of its general partner, which awards vested upon grant.  The value of the phantom units will be paid in common units on the earlier of the director’s death or retirement from the general partner’s Board of Directors.  The Company accounts for these awards as equity awards and as such recorded compensation expense for the fair value of the awards at the grant date fair value.

See also Note D for discussion of the EQT long-term incentive plan for periods prior to the IPO.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

J.         Net Income per Limited Partner Unit and Cash Distributions

Earnings per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income earned from the close of the IPO by the weighted average number of limited partner units outstanding during the period. The limited partner interest in net income is determined by first allocating net income (earned from the close of the IPO) to the general partner based upon the general partner’s ownership interest of 2%. The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as the performance awards, were exercised, settled or converted into common units.  The weighted-average number of units used to calculate diluted earnings per limited partner unit for the three months ended September 30, 2012 includes the effect of 4,780 phantom units.  Performance awards of 146,490 were not included in potentially dilutive securities because the performance condition was not met.

The following table presents the Company’s calculation of net income per unit for common and subordinated limited partner units:

July 2, 2012 to September 30, 2012
(in thousands, except per unit data)
Net income (from close of the IPO on July 2, 2012 to September 30, 2012)	$11,900
Less general partner interest in net income	(238)
Limited partner interest in net income	$11,662

Net income allocable to common units	$5,831
Net income allocable to subordinated units	5,831
Limited partner interest in net income	$11,662

Weighted average limited partner units outstanding — basic
Common units	17,340
Subordinated units	17,339
Total	34,679

Weighted average limited partner units outstanding — diluted
Common units	17,345
Subordinated units	17,339
Total	34,684

Net income per limited partner unit — basic and diluted
Common units	$0.34
Subordinated units	$0.34

Earnings per limited partner unit data is presented only for the period since the Company’s IPO on July 2, 2012.  See Note A for further discussion of the IPO. The partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2012, the Company distribute all of its available cash (described below) to unitholders of record on the applicable record date.  As further discussed in Note L, the first quarterly cash distribution was declared on October 23 2012, payable November 14, 2012 to unitholders of record on November 5, 2012.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

Available cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•                  less, the amount of cash reserves established by the Company’s general partner to:

•                  provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

•                  comply with applicable law, any of the Company’s debt instruments or other agreements; or

•                  provide funds for distributions to the Company’s unitholders and to the Company’s general partner for any one or more of the next four quarters (provided that the Company’s general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent the Company from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•                  plus, if the Company’s general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Subordinated Units

All subordinated units are held indirectly by EQT. The partnership agreement provides that, during the subordination period (which is defined below), the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.35 per common unit, which amount is defined in the partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to distribute the minimum quarterly distribution to the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution requirements, as defined in the partnership agreement, have been met. The earliest date at which the subordination period may end is June 30, 2013.

Incentive Distribution Rights

All incentive distribution rights are held by the Company’s general partner. Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. The Company’s general partner may transfer the incentive distribution rights separately from its general partner interest, subject to restrictions in the partnership agreement.

The following discussion assumes that the Company’s general partner continues to own both its 2.0% general partner interest and the incentive distribution rights.

If for any quarter:

•                  the Company has distributed available cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

•                  the Company has distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, the Company will distribute any additional available cash from operating surplus for that quarter among the unitholders and the Company’s general partner in the following manner:

•                  first, 98.0% to all unitholders, pro rata, and 2.0% to the Company’s general partner, until each unitholder receives a total of $0.4025 per unit for that quarter (the “first target distribution”);

•                  second, 85.0% to all unitholders, pro rata, and 15.0% to the Company’s general partner, until each unitholder receives a total of $0.4375 per unit for that quarter (the “second target distribution”);

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

•                  third, 75.0% to all unitholders, pro rata, and 25.0% to the Company’s general partner, until each unitholder receives a total of $0.5250 per unit for that quarter (the “third target distribution”); and

•                  thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the Company’s general partner.

K.        Commitments and Contingencies

The Company is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and in certain instances result in assessment of fines. The Company has established procedures for ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. The estimated costs associated with identified situations that require remedial action are accrued. However, when recoverable through regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental law and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on its financial position or results of operations.

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

The Company may recover the costs it incurs to comply with the Pipeline Safety Improvement Act of 2002 by seeking annual approval of such costs from the FERC. The Company’s filing for approval of its 2011 costs was made on March 1, 2012 and is pending subject to two protests. For a period of five years after the closing of the IPO, EQT will reimburse the Company for the amount of qualifying pipeline safety costs that are not recovered through the applicable annual pipeline safety cost tracker.

L.        Subsequent Events

On October 23, 2012, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.35 per unit for the period beginning with the closing of its IPO on July 2, 2012 through September 30, 2012.  The cash distribution is payable on November 14, 2012 to unitholders of record at the close of business on November 5, 2012.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (the Partnership or EQT Midstream Partners), which closed its initial public offering (IPO) to become publicly traded on July 2, 2012, is a growth-oriented Delaware limited partnership formed in January 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor) of EQT Midstream Partners (the Successor).  References in the following discussion to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in the following discussion to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Immediately prior to the closing of the Company’s IPO, EQT Corporation contributed all of the partnership interests in Equitrans to the Partnership. Therefore, the historical unaudited financial statements contained in this report reflect the assets, liabilities and operations of Equitrans (excluding the results of operations of Big Sandy Pipeline, a Federal Energy Regulatory Commission (FERC)-regulated transmission pipeline sold by Equitrans to an unrelated party in July 2011) for periods ending before July 2, 2012 and EQT Midstream Partners for periods beginning at or following July 2, 2012.

The following discussion analyzes, among other things, the financial condition and results of operations of the Predecessor and Successor. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to “EQT” refer collectively to EQT Corporation and its consolidated subsidiaries, other than the Predecessor and the Successor.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecasts,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the section captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding transmission and storage and gathering revenue and volume growth; revenue projections; infrastructure programs, including the timing, cost, capacity and sources of funding with respect to such programs; projected Adjusted EBITDA and distributable cash flow; the amount and timing of distributions; the effect of the Sunrise pipeline lease on distributable cash flow; future projected Sunrise pipeline lease payments; capital expenditures; liquidity and financing requirements, including sources and availability; acquisitions; the effects of government regulation and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to those set forth under Item 1A, “Risk Factors” of the Company’s Form 10-Q for the quarterly period ended June 30, 2012.

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

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

The Company is a growth-oriented limited partnership formed by EQT Corporation (NYSE: EQT) to own, operate, acquire and develop midstream assets in the Appalachian Basin. The Company provides substantially all of its natural gas transmission, storage and gathering services under contracts with fixed reservation and/or usage fees, with a significant portion of its revenues being generated pursuant to long-term firm contracts. The Company will initially focus its operations in the Marcellus Shale fairway in southern Pennsylvania and northern West Virginia, a rapidly growing natural gas play and the core operating area of EQT. The Company believes that its strategically located assets and its relationship with EQT position it as a leading Appalachian Basin midstream energy company serving the Marcellus Shale.

The Company’s transmission and storage system includes an approximately 700 mile FERC-regulated interstate pipeline system that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity. As of September 30, 2012, the transmission assets had total throughput capacity of approximately 1.4 TBtu per day. Revenues associated with the Company’s transmission and storage system represented approximately 87% and 85% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the weighted average remaining contract life based on total revenues for firm transmission and storage contracts was approximately 9.6 years.

The Company’s gathering system consists of approximately 2,100 miles of FERC-regulated low-pressure gathering lines that have multiple delivery interconnects with transmission and storage systems. Revenues associated with the Company’s gathering system, all of which were generated under interruptible gathering service contracts, represented approximately 13% and 15% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, other than per day amounts)
FINANCIAL DATA
Operating revenues:
Transmission and storage revenues	$30,606	$23,208	$83,116	$67,695
Gathering revenues	3,846	4,212	12,004	11,530
Total operating revenues	34,452	27,420	95,120	79,225

Operating expenses:
Operating and maintenance	8,109	5,424	21,295	19,487
Selling, general and administrative	5,211	5,154	14,094	13,368
Depreciation and amortization	6,835	2,835	13,043	8,535
Total operating expenses	20,155	13,413	48,432	41,390
Operating income	14,297	14,007	46,688	37,835
Other income, net	615	1,151	7,243	2,157
Interest expense, net	(2,901)	(1,759)	(5,654)	(4,351)
Income before income taxes	12,011	13,399	48,277	35,641
Income tax expense	—	(5,018)	(13,131)	(13,685)
Net income	$12,011	$8,381	$35,146	$21,956

Adjusted EBITDA (1)	$17,203	N/A (2)	N/A	N/A
Distributable cash flow (1)	$11,645	N/A	N/A	N/A

CAPITAL EXPENDITURE AND OPERATING DATA
Transmission pipeline throughout (BBtu per day)	649	414	544	375
Gathered volumes (BBtu per day)	75	81	78	75
Capital expenditures:
Expansion capital expenditures, excluding Sunrise project	$11,733	$4,191	$34,879	$14,453
Sunrise project capital expenditures	—	28,841	95,494	40,569
Maintenance capital expenditures:
Ongoing maintenance	5,337	5,494	9,399	14,610
Funded regulatory compliance(3)	3,036	56	3,232	204
Reimbursable maintenance(3)	1,862	2,626	4,375	3,598
Total maintenance capital expenditures	10,235	8,176	17,006	18,412
Total capital expenditures	$21,968	$41,208	$147,379	$73,434

(1)          Presented for the post-IPO period only. For a discussion of the non-GAAP financial measures Adjusted EBITDA and distributable cash flow, please read “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures” below.

(2)          Not applicable.

(3)          For more information regarding funded regulatory compliance and reimbursable maintenance see the discussion in the “Capital Requirements” section below.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, other than per day amounts)
SEGMENT FINANCIAL DATA — TRANSMISSION AND STORAGE
Operating revenues:
Operating revenues — affiliate	$24,196	$18,711	$66,376	$55,385
Operating revenues — third party	6,410	4,497	16,740	12,310
Total operating revenues	30,606	23,208	83,116	67,695
Operating expenses:
Operating and maintenance	4,068	3,184	11,096	9,073
Selling, general and administrative	3,894	3,750	10,396	9,693
Depreciation and amortization	6,116	2,186	10,934	6,575
Total operating expenses	14,078	9,120	32,426	25,341
Operating income	$16,528	$14,088	$50,690	$42,354

SEGMENT OPERATIONAL DATA —TRANSMISSION AND STORAGE
Transmission pipeline throughput (BBtu per day)	649	414	544	375
Capital expenditures	$18,989	$39,666	$143,284	$70,668

SEGMENT FINANCIAL DATA — GATHERING
Operating revenues:
Operating revenues — affiliate	$2,457	$2,735	$7,709	$7,262
Operating revenues — third party	1,389	1,477	4,295	4,268
Total operating revenues	3,846	4,212	12,004	11,530
Operating expenses:
Operating and maintenance	4,041	2,240	10,199	10,414
Selling, general and administrative	1,317	1,404	3,698	3,675
Depreciation and amortization	719	649	2,109	1,960
Total operating expenses	6,077	4,293	16,006	16,049
Operating loss	$(2,231)	$(81)	$(4,002)	$(4,519)

SEGMENT OPERATIONAL DATA —GATHERING
Gathering volumes (BBtu per day)	75	81	78	75
Capital expenditures	$2,979	$1,542	$4,095	$2,766

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The increases in operating revenues and operating expenses related to the Sunrise Pipeline do not have an impact on distributable cash flow as the excess of the revenues over operating and maintenance and selling, general and administrative operating expenses is paid to EQT as the current monthly lease payment.

Total operating revenues were $34.5 million for the three months ended September 30, 2012 compared to $27.4 million for the three months ended September 30, 2011. The $7.1 million increase was due to a $7.4 million increase in transmission and storage operating revenues offset by a $0.3 million decrease in gathering operating revenues.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Approximately $5.1 million of the $7.4 million increase in transmission and storage operating revenues was attributable to firm reservation charges on the Sunrise Pipeline which was placed into service on July 28, 2012. The remaining increase in transmission and storage operating revenues primarily related to fees associated with transported volumes in excess of firm capacity related to growth in production development in the Marcellus play. In addition, operating revenues increased due to additional firm capacity revenues resulting from the completion of the Blacksville Compressor Station, which was placed into service in September 2012. The average daily firm transmission service increased by 235 BBtu per day during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The Company’s average daily volumes gathered decreased 6 BBtu for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011, which resulted in reduced gathering revenues. The decreased volumes were primarily a result of lower production gathered from EQT and third party producers.

Operating expenses totaled $20.2 million for the three months ended September 30, 2012 compared to $13.4 million for the three months ended September 30, 2011. The increase in operating expenses was primarily due to a $4.0 million increase in depreciation and amortization expenses and a $2.7 million increase in operating and maintenance expense while selling, general, and administrative expenses were relatively unchanged for both segments.

Depreciation and amortization expense increased $4.0 million period over period, which was primarily attributed to transmission and storage. The increase was due to Sunrise pipeline capital lease depreciation expense of $3.5 million and increased investment in transmission infrastructure. The Sunrise Pipeline is depreciated over the 15 year life of the lease, resulting in increased depreciation expense compared to the 40 year expected life of the pipeline.

Operating and maintenance expense increased by $1.8 million for gathering and $0.9 million for transmission and storage. The increase in gathering expense primarily related to an increase of $2.0 million in purchased gas costs. Fuel usage and lost and unaccounted for volumes on the gathering system have historically exceeded the natural gas volumes retained from the Company’s gathering customers as compensation for its fuel usage and lost and unaccounted for volumes. Purchased gas cost and a fuel liability is recorded for the difference. The fuel liability is revalued to current market prices at the end of each period.  The third quarter of 2011 included a favorable revaluation of $2.8 million compared to a $0.3 million favorable revaluation in the third quarter of 2012. This net unfavorable change and higher fuel and lost and unaccounted for volumes in the third quarter of 2012 due to higher system pressures was partly offset by lower prices.

Transmission and storage expenses increased due to higher indirect labor costs and amortization of pipeline safety costs as well as additional costs to operate the Sunrise Pipeline of $0.3 million.

Selling, general and administrative expenses increased due to increased expenses associated with being a publicly traded partnership and additional costs related to the Sunrise Pipeline of $0.4 million.  These increased costs were offset by decreased long-term incentive compensation costs and other decreased compensation-related costs. The historical financial statements of the Predecessor include long-term incentive compensation expenses associated with the EQT long-term incentive plan, which expense was not allocable to the Partnership subsequent to the IPO. The decrease in other compensation-related costs was a result of the timing of recognition of short-term incentive compensation costs and an improvement in employee medical benefit cost experience factors.

Other income represents allowance for equity funds used during construction, or AFUDC, which is the amount approved by the FERC for inclusion in the Company’s tariff rates as reimbursement for the cost of financing construction projects with investor capital until a project is placed into operation. Other income generally increases during periods of increased construction, and decreases during periods of reduced construction. The $0.5 million decrease for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011 primarily resulted from a reduction in applicable construction expenditures in connection with the Sunrise Pipeline project, which was placed into service on July 28, 2012, during the three months ended September 30, 2012.

For the three months ended September 30, 2012, there was no income tax expense compared to income tax expense of $5.0 million for the three months ended September 30, 2011. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s limited partnership structure subsequent to the IPO, the Company is no longer subject to U.S. federal and state income taxes and therefore no income tax expense was recorded for the three months ended September 30, 2012.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The increases in operating revenues and operating expenses related to the Sunrise Pipeline do not have an impact on distributable cash flow as the excess of the revenues over operating and maintenance and selling, general and administrative operating expenses is paid to EQT as the current monthly lease payment.

Total operating revenues were $95.1 million for the nine months ended September 30, 2012 compared to $79.2 million for the nine months ended September 30, 2011. The $15.9 million increase was due to a $15.4 million increase in transmission and storage operating revenues and a $0.5 million increase in gathering operating revenues.

The increase in transmission and storage revenues related primarily to increased firm transmission service including $5.1 million attributable to the Sunrise Pipeline, fees associated with transported volumes in excess of firm capacity related to production development in the Marcellus play and additional firm capacity revenues for the Blacksville Compressor Station. The average daily firm transmission service increased by 169 BBtu per day during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, approximately 65% of the Company’s total operating revenues were generated from firm capacity reservation charges.

The Company’s average daily volumes gathered increased 3 BBtu for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011, which resulted in increased gathering revenues. The increased volumes were primarily a result of higher production gathered from EQT.

Operating expenses totaled $48.4 million for the nine months ended September 30, 2012 compared to $41.4 million for the nine months ended September 30, 2011. The increase in operating expenses was due to a $4.5 million increase in depreciation and amortization expense, a $1.8 million increase in operating and maintenance expense, and a $0.7 million increase in selling, general and administrative expense.

Depreciation and amortization expense increased $4.5 million period over period, which was primarily attributed to transmission and storage. This increase was due to Sunrise pipeline capital lease depreciation expense of $3.5 million and increased investment in transmission infrastructure.

The increase in operating and maintenance expense resulted from a $2.0 million increase in transmission and storage expenses partly offset by a $0.2 million decline in gathering operating and maintenance expense.  Transmission and storage expenses increased primarily due to increased amortization of pipeline safety costs and labor-related costs from the Company’s expanded system. The increase also included additional operating costs of $0.3 million associated with operating the Sunrise Pipeline. The decrease in gathering expense primarily resulted from a favorable change in fuel rates.

Selling, general, and administrative expenses increased for transmission and storage due to increased expenses associated with being a publicly traded partnership, higher labor-related costs, and $0.4 million due to the additional costs attributable to the Sunrise Pipeline.  These increases were partly offset by a legal reserve reduction of $0.6 million.

Other income increased $5.1 million for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011 primarily as a result of the increased AFUDC stemming from construction expenditures in connection with the Sunrise Pipeline project.

Income tax expense for the nine months ended September 30, 2012 totaled $13.1 million compared to $13.7 million for the nine months ended September 30, 2011. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s limited partnership structure subsequent to the IPO, the Company is no longer subject to U.S. federal and state income taxes and therefore no income tax expense was recorded for the three months ended September 30, 2012.

See Investing Activities in Liquidity and Capital Resources for a discussion of capital expenditures.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-GAAP FINANCIAL MEASURES

As used herein, the Company defines Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense, depreciation and amortization expense and non-cash long-term compensation expense less other income and the Sunrise Pipeline lease payment. As used herein, the Company defines distributable cash flow as Adjusted EBITDA less net cash paid for interest expense, maintenance capital expenditures and income taxes.  Distributable cash flow  should not be viewed as indicative of the actual amount of cash that the Company has available for distributions or that the Company plans to distribute. Adjusted EBITDA and distributable cash flow are non-generally accepted accounting principles (GAAP) supplemental financial measures that management and external users of the Company’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

The Company believes that Adjusted EBITDA and distributable cash flow provide useful information to investors in assessing the Company’s financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, the Company’s definition of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECONCILIATION OF NON-GAAP MEASURES

The following tables present a reconciliation of Adjusted EBITDA and distributable cash flow, which are non-GAAP financial measures, to the most comparable GAAP financial measures of net income and net cash provided by operating activities:

Three Months Ended September 30, 2012
(in thousands)

Net income	$12,011
Add:
Depreciation and amortization	6,835
Interest expense, net	2,901
Non-cash long-term compensation expense	403
Less:
Other income	(615)
Sunrise pipeline lease payment	(4,332)
Adjusted EBITDA	$17,203
Less:
Cash interest, net	(221)
Ongoing maintenance capital expenditures(1)	(5,337)
Reimbursable maintenance capital expenditures(2)	(1,862)
Add:
Reimbursement of reimbursable maintenance capital expenditures(2)	1,862
Distributable cash flow	$11,645

Three Months Ended September 30, 2012
(in thousands)

Net cash provided by operating activities(3)	$5,301
Add:
Interest expense, net	2,901
Sunrise pipeline lease payment	(4,332)
Other, including changes in working capital	13,333
Adjusted EBITDA	$17,203

(1)

Ongoing maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, the Company’s operating capacity or operating income. For reconciliation of capital expenditures presented in this table to capital expenditures per the statement of cash flows, see the “Capital Requirements” section below.

(2)

EQT has certain reimbursement obligations to the Company related to certain capital expenditures related to plugging and abandonment of natural gas wells and bare steel pipe replacement. For further explanation of these reimbursable maintenance capital expenditures, see the “Capital Requirements” section below.

(3)

Represents net cash provided by operating activities for the nine months ended September 30, 2012 ($51.2 million) less net cash provided by operating activities for the six months ended June 30, 2012 ($45.9 million).

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OUTLOOK

The Company’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. The Company believes that it is well-positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus Shale fairway that lack substantial natural gas pipeline infrastructure. As production increases in the Company’s areas of operations, the Company believes that it will have a competitive advantage in attracting volumes to its transmission and storage system through relatively low-cost capacity expansions. Additionally, the Company may acquire additional midstream assets from EQT or pursue selected asset acquisitions from third parties to the extent such acquisitions complement the Company or EQT’s existing asset base or allow the Company to capture operational efficiencies from EQT’s production. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer such assets to the Company.

In the near term, the Company expects that the following internal transmission and storage expansion projects will allow it to capitalize on increased drilling activity of EQT and other third-party producers:

•                  Hartson Compression Upgrade.   In order to provide additional operational flexibility and increase transmission capacity, the Company is upgrading the existing compression at the Hartson Compressor Station to install emissions reduction technology, and adding 750 horsepower of compression at a cost of approximately $9 million.  The Company expects this upgrade will be placed into service in the fourth quarter of 2012.

•                  New Delivery Interconnect Expansion with The Peoples Natural Gas Company. The Peoples Natural Gas Company interconnect is expected to have 250 BBtu per day of interconnect capacity at an estimated cost of approximately $3 million.  The Company expects this project will be placed into service in the fourth quarter of 2012.

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

The Company is increasing its forecast for adjusted EBITDA and distributable cash flow for the twelve month period ending June 30, 2013.  The Company now expects adjusted EBITDA of approximately $73 - $76 million and distributable cash flow of approximately $55 - $58 million.  This is an increase from projected adjusted EBITDA of $72.9 million and distributable cash flow of $54.5 million that was forecasted in the Company’s prospectus dated June 26, 2012 and filed with the Securities and Exchange Commission on June 27, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of cash for the first six months of 2012 and for the nine months ended September 30, 2011 were proceeds from operating activities and cash contributions provided by EQT.

From and after the IPO, the Company’s available sources of liquidity include:

•                  cash generated from operations;

•                  $350 million available for borrowing under the Company’s credit facility;

•                  cash on hand;

•                  debt offerings; and

•                  issuances of additional partnership units.

The Company believes that cash on hand, cash generated from operations and availability under the credit facility will be adequate to meet the Company’s operating short-term capital, debt service, and cash distribution requirements. The Company believes that future internal growth projects and potential acquisitions will be funded primarily through borrowings under the credit facility or through issuances of debt securities and additional partnership units.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Activities

Cash flows provided by operating activities totaled $51.2 million for the first nine months of 2012 compared to $43.0 million for the first nine months of 2011, an increase of $8.2 million.  The increase was primarily a result of an increase in transmission and storage operating revenues due to increased firm transmission service and fees associated with transported volumes in excess of firm capacity related to production development in the Marcellus play.  This increase was partly offset by the distribution to EQT of approximately $12 million of trade and other accounts receivable prior to the initial public offering.  Proceeds from the offering of $12 million were retained to replenish working capital and are reflected in the financing activities section below.

Investing Activities

Net cash used in investing activities increased $74.0 million to $147.4 million for the first nine months of 2012 compared to $73.4 million for the first nine months of 2011.  The increase was primarily attributable to the Sunrise Pipeline project.  Net cash used in investing activities was $22.0 million for the third quarter of 2012. These expenditures mainly related to the completion of the Blacksville Compressor Station as well as expenditures for maintenance and regulatory compliance projects.

EQT has certain reimbursement obligations to the Company for capital expenditures related to plugging and abandonment of natural gas wells and bare steel pipe replacement. The Company may request reimbursement for these expenditures quarterly based on actual expenditures to date and projections for the applicable period. The Company requested reimbursement of $1.9 million for qualifying expenditures made in the third quarter of 2012.

Financing Activities

The Company received net proceeds from the initial public offering of approximately $277 million, after deducting the underwriters’ discount and a structuring fee of approximately $20 million, and offering expenses of $5 million.  Approximately $231 million of the proceeds were distributed to EQT, $12 million was retained by the Company to replenish amounts distributed by Equitrans to EQT prior to the IPO, $32 million was retained by the Company to pre-fund certain maintenance capital expenditures, and $2 million was used by the Company to pay revolving credit facility origination fees associated with its $350 million revolving credit agreement described below.

On July 2, 2012, in connection with the IPO, the Company entered into a $350 million revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which will mature on July 2, 2017. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility has an accordion feature that allows the Company to increase the available revolving borrowings under the facility by up to an additional $150 million, subject to the Company’s receipt of increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. No amounts were borrowed during the third quarter of 2012.

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

As of September 30, 2012, the Company was in compliance with all existing debt provisions and covenants.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Capital expenditures for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Expansion capital expenditures, excluding Sunrise project	$11,733	$4,191	$34,879	$14,453
Sunrise project capital expenditures	—	28,841	95,494	40,569
Maintenance capital expenditures:
Ongoing maintenance	5,337	5,494	9,399	14,610
Funded regulatory compliance	3,036	56	3,232	204
Reimbursable maintenance	1,862	2,626	4,375	3,598
Total maintenance capital expenditures	10,235	8,176	17,006	18,412
Total capital expenditures	$21,968	$41,208	$147,379	$73,434

Expansion capital expenditures excluding the Sunrise project totaled $11.7 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, and $34.9 million and $14.5 million for the nine months ended September 30, 2012 and 2011, respectively. The increases were primarily related to the Blacksville Compressor Station project which was placed into service in September 2012. The Company expects that expansion capital expenditures, excluding the Sunrise project, will be approximately $8 million for the fourth quarter of 2012.

There were no Sunrise project capital expenditures for the three months ended September 30, 2012. For the three months ended September 30, 2011, Sunrise project capital expenditures were $28.8 million. For the nine months ended September 30, 2012 and 2011, Sunrise project capital expenditures were $95.5 million and $40.6 million, respectively. On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline to EQT and therefore, the Company will have no future capital expenditures related to this project.

Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, the Company’s operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance and reimbursable maintenance capital expenditures described below. Ongoing maintenance capital expenditures were $5.3 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and $9.4 million and $14.6 million for the nine months ended September 30, 2012 and 2011, respectively.  The decreases relate to the completion of a project late in 2011 to install over pressure protection and replace internal piping and measurement at one of the Company’s main measuring and regulating stations.

Funded regulatory compliance capital expenditures are previously identified maintenance capital expenditures necessary to comply with certain regulatory and other legal requirements.  Prior to the IPO, the Company identified two specific regulatory compliance initiatives which will require it to expend approximately $32 million, the majority of which is expected to be incurred over the next two years.  The Company retained approximately $32 million from the net proceeds of the IPO, which the Company anticipates will fully fund these expenditures. Note that the amounts included under as funded regulatory compliance for periods prior to the IPO were included for comparative purposes. As these amounts were spent in prior periods, they were not included in the Company’s

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

estimate of $32 million for the initiatives identified prior to the IPO.  Funded regulatory compliance capital expenditures were $3.0 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $3.2 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases relate primarily to costs incurred to install remote valve and pressure monitoring equipment on the Company’s transmission and storage system. Expenditures to relocate certain valve operators above ground and apply corrosion protection also contributed to the increase over the prior period. The Company continues to forecast ongoing maintenance capital expenditures of approximately $17 million for the twelve-month period ending June 30, 2013.  Maintenance related capital expenditures are expected to vary quarter to quarter, primarily based on weather.

Under the omnibus agreement that the Company entered into with EQT at the closing of the IPO, EQT has certain reimbursement obligations to the Company related to capital expenditures. For a period of ten years after the closing of the IPO, EQT will reimburse the Company for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year. Additionally, EQT has agreed to reimburse the Company for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to the Company’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures exceed $17.2 million during a year, EQT will reimburse the Company for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the next ten years. Note that the amounts included as reimbursable maintenance for periods prior to the IPO were included for comparative purposes. As these amounts were spent in prior periods, EQT has no reimbursement obligations for them under the omnibus agreement.

Reimbursable maintenance capital expenditures were $1.9 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively, and $4.4 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease related to the three month period ended September 30, 2012 is due to the timing of costs associated with the Company’s program to replace bare steel pipe in its storage system.

The Company’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. The Company expects to fund future capital expenditures through a combination of funds generated from its operations, cash on hand, borrowings under its new credit facility and the issuance of additional partnership units and debt offerings.

Distributions

On October 23, 2012, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.35 per unit for the period beginning with the closing of its IPO on July 2, 2012 through September 30, 2012.  The cash distribution is payable on November 14, 2012 to unitholders of record at the close of business on November 5, 2012.

Contractual Obligations

Contemporaneously with the Company’s transfer of the Sunrise Pipeline to EQT, the Company entered into a capital lease with EQT for the lease of the Sunrise Pipeline. Under the capital lease, the Company operates the facilities as part of its transmission and storage system under the rates, terms, and conditions of the Company’s FERC-approved tariff. While this lease agreement was effective June 18, 2012, lease payments pursuant to this lease agreement began when the Sunrise Pipeline was placed into service during the third quarter of 2012. The lease payment due in any given month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the Sunrise Pipeline minus the actual costs of operating the Sunrise Pipeline and (2) a payment based on depreciation expense and pre-tax return on invested capital for the Sunrise Pipeline. As a result, the payments the Company makes under the Sunrise Pipeline lease are variable and are not expected to have a net positive or negative impact on the Company’s distributable cash flow. The following table details the future projected payments associated with the lease obligations (including interest) as of September 30, 2012:

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Lease obligations	$349,019	$25,531	$51,176	$51,176	$221,136

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

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Financial Statements for the year ended December 31, 2011 contained in the prospectus dated June 26, 2012 and filed with the SEC on June 27, 2012.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Consolidated Financial Statements on this Form 10-Q for the period ended September 30, 2012.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Midstream Partners, LP

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Other than the base gas the Company purchases and uses in its natural gas storage facilities, which is necessary to maintain pressure and deliverability in its storage pools, and purchases of a small amount of natural gas for system operations, the Company generally does not take title to the natural gas that is stored or transported on its transmission system and, accordingly, the Company is not exposed to commodity price fluctuations on natural gas stored in its facilities or transported through its pipelines by its customers. Base gas purchased and used in natural gas storage facilities, which was generally purchased more than 30 years ago, is considered a long-term asset and is not re-valued at current market prices. A certain amount of gas is naturally lost in connection with transporting natural gas across a pipeline system, and under the Company’s contractual arrangements with its customers the Company is entitled to retain a specified volume of natural gas in order to compensate the Company for such lost and unaccounted for volumes as well as its fuel usage. Historically the natural gas volumes retained from the Company’s transmission and storage customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to the Company’s transmission and storage agreements have been sufficient to cover its fuel usage and lost and unaccounted for volumes on the transmission and storage system. However, fuel usage and lost and unaccounted for volumes on its gathering system have historically exceeded the natural gas volumes retained from the Company’s gathering customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to its gathering agreements. As a consequence, the Company has purchased natural gas to make up for the difference.  For the nine months ended September 30, 2012 and 2011, the Company’s actual fuel usage and lost and unaccounted for volumes exceeded the amounts recovered from its gathering customers by approximately 1,544 BBtu and 1,513 BBtu, respectively, for which the Company recognized $2.8 million and $3.6 million, respectively, of purchased gas cost as a component of operating and maintenance expense.  Except for the base gas in its natural gas storage facilities, which the Company considers to be a long-term asset, and volume and pricing variations related to the volumes of fuel purchased to make up for line loss, the Company’s current business model is designed to minimize its exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact its operations, changes in the price of natural gas over the intermediate term should not materially impact the Company’s operations. The Company has not historically engaged in material commodity hedging activities relating to its assets. However, the Company may engage in commodity hedging activities in the future, particularly if it undertakes growth projects or engages in acquisitions that expose it to direct commodity price risk.

Interest Rate Risk

Prior to the IPO, the Company’s operating and acquisition activities were funded through intercompany borrowings with EQT at market rates.

At the closing of the IPO on July 2, 2012, the Company entered into a new $350 million revolving credit facility. The Company may from time to time hedge the interest on portions of its borrowings under the revolving credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Company is exposed to credit risk. Credit risk represents the loss that it would incur if a counterparty fails to perform under its contractual obligations. Approximately 89% and 49% of the Company’s third party accounts receivable balances of $3.6 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively, represent amounts due from marketers. The Company manages its exposure to credit risk associated with customers to whom it extends credit through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Company’s tariff requires customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide credit support. For some of the Company’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, one of Equitrans’ largest customers.  The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.  At September 30, 2012, EQT’s public senior debt had an investment grade credit rating.

EQT Midstream Partners, LP

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the Company’s general partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company’s general partner have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Form 10-Q for the quarterly period ended June 30, 2012.  There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2012.

Item 6. Exhibits

10.1	Certificate of Limited Partnership of EQT Midstream Partners, LP.

10.2	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 2, 2012.

10.3	Certificate of Formation of EQT Midstream Services, LLC.

10.4	First Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated July 2, 2012.

10.5	Contribution, Conveyance and Assumption Agreement, dated July 2, 2012.

10.6	Omnibus Agreement, dated July 2, 2012.

10.7	Operation and Management Services Agreement, dated July 2, 2012.

10.8	Revolving Credit Agreement, dated July 2, 2012, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders named therein.

10.9	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated July 2, 2012.

10.10	Form of Phantom Unit Award Agreement.

10.11	Form of TSR Performance Award Agreement.

10.12	Underwriting Agreement, dated as of June 26, 2012, by and among EQT Corporation, EQT Midstream Services, LLC, EQT Midstream Partners, LP, Equitrans Investments, LLC and the Underwriters named therein.

10.13	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and Equitable Gas Company, LLC.

10.14	Form of Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and Equitable Gas Company, LLC.

10.15	Form of Transportation Service Agreement Applicable to No-Notice Firm Transportation Service Under Rate Schedule NOFT between Equitrans, LP and Equitable Gas Company, LLC.

10.16	EQT Guaranty dated April 25, 2012 executed by EQT Corporation in favor of Equitrans, LP

10.17	Sublease Agreement between Equitrans, LP and EQT Production Company.

10.18	Amendment to Sublease Agreement between Equitrans, LP and EQT Production Company, dated April 5, 2012.

10.19	Sunrise Facilities Amended and Restated Lease Agreement between Equitrans, L.P. and Sunrise Pipeline, L.L.C., as amended and restated as of October 25, 2012

10.20	Form of Indemnification Agreement

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By:	EQT Midstream Services, LLC, its General Partner

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  October 25, 2012

INDEX TO EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference
10.1	Certificate of Limited Partnership of EQT Midstream Partners, LP.	Filed as Exhibit 3.1 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.

10.2	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 2, 2012.	Filed as Exhibit 3.2 to Form 8-K dated July 2, 2012.

10.3	Certificate of Formation of EQT Midstream Services, LLC.	Filed as Exhibit 3.3 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.

10.4	First Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated July 2, 2012.	Filed as Exhibit 3.4 to Form 8-K dated July 2, 2012.

10.5	Contribution, Conveyance and Assumption Agreement, dated July 2, 2012.	Filed as Exhibit 10.1 to Form 8-K dated July 2, 2012.

10.6	Omnibus Agreement, dated July 2, 2012.	Filed as Exhibit 10.2 to Form 8-K dated July 2, 2012.

10.7	Operation and Management Services Agreement, dated July 2, 2012.	Filed as Exhibit 10.3 to Form 8-K dated July 2, 2012.

10.8	Revolving Credit Agreement, dated July 2, 2012, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders named therein.	Filed as Exhibit 10.4 to Form 8-K dated July 2, 2012.

10.9	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated July 2, 2012.	Filed as Exhibit 10.5 to Form 8-K dated July 2, 2012.

10.10	Form of Phantom Unit Award Agreement.	Filed as Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.11	Form of TSR Performance Award Agreement.	Filed as Exhibit 10.7 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.12	Underwriting Agreement, dated as of June 26, 2012, by and among EQT Corporation, EQT Midstream Services, LLC, EQT Midstream Partners, LP, Equitrans Investments, LLC and the Underwriters named therein.	Filed as Exhibit 1.1 to Form 8-K dated July 2, 2012.

10.13	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and Equitable Gas Company, LLC.	Filed as Exhibit 10.8 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.14	Form of Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and Equitable Gas Company, LLC.	Filed as Exhibit 10.9 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.15	Form of Transportation Service Agreement Applicable to No-Notice Firm Transportation Service Under Rate Schedule NOFT between Equitrans, LP and Equitable Gas Company, LLC.	Filed as Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.16	EQT Guaranty dated April 25, 2012 executed by EQT Corporation in favor of Equitrans, LP	Filed as Exhibit 10.11 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.17	Sublease Agreement between Equitrans, LP and EQT Production Company.	Filed as Exhibit 10.12 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.18	Amendment to Sublease Agreement between Equitrans, LP and EQT Production Company, dated April 5, 2012.	Filed as Exhibit 10.13 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.

10.19	Sunrise Facilities Amended and Restated Lease Agreement between Equitrans, L.P. and Sunrise Pipeline, L.L.C., as amended and restated as of October 25, 2012	Filed herewith as Exhibit 10.19

10.20	Form of Indemnification Agreement	Filed as Exhibit 10.15 to Amendment No. 3 to Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101