Form 10-Q
period 2013-03-31
EQT Midstream Partners, LP
filed 2013-04-25
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-35574

EQT Midstream Partners, LP

(Exact name of registrant as specified in its charter)

DELAWARE	37-1661577
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

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

As of March 31, 2013, there were 17,339,718 Common Units, 17,339,718 Subordinated Units and 707,744 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA - a supplemental non-GAAP financial measure defined by the Company as net income plus net interest expense, income tax expense (if applicable), depreciation and amortization expense, non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and the Sunrise Pipeline lease payment.

AFUDC — Allowance for Funds Used During Construction - carrying costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives.  The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.

Appalachian Basin — the area of the United States comprised of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit — a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow — a supplemental non-GAAP financial measure defined by the Company as adjusted EBITDA less net cash paid for interest expense and ongoing maintenance capital expenditures and income taxes (if applicable).

firm contracts — contracts for transportation services that obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline capacity regardless of the actual pipeline capacity used by a customer during each month.

gas — all references to “gas” in this report refer to natural gas.

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

play - a proven geological formation that contains commercial amounts of hydrocarbons.

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

working gas — the volume of natural gas in the storage reservoir that can be extracted during the normal operation of the storage facility.

Abbreviations

FERC — Federal Energy Regulatory Commission

GAAP — Generally Accepted Accounting Principles

IRS — Internal Revenue Service

NYSE — New York Stock Exchange

PSCT — Pipeline Safety Cost Tracker

PSIA — Pipeline Safety Improvement Act of 2002

SEC — Securities and Exchange Commission

Glossary of Commonly Used Terms, Abbreviations and Measurements

Measurements

Btu = one British thermal unit

BBtu = billion British thermal units

Bcf = billion cubic feet

Dth =  million British thermal units

Mcf = thousand cubic feet

MMBtu = million British thermal units

MMcf = million cubic feet

TBtu = trillion British thermal units

Tcf = one trillion cubic feet

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Thousands, except per unit amounts)
Revenues:
Operating revenues — affiliate	$34,386	$24,234
Operating revenues — third party	9,979	6,769
Total operating revenues	44,365	31,003

Operating expenses:
Operating and maintenance	6,632	7,024
Selling, general and administrative	4,248	4,549
Depreciation and amortization	7,348	3,038
Total operating expenses	18,228	14,611
Operating income	26,137	16,392
Other income, net	297	2,471
Interest expense, net	4,204	1,539
Income before income taxes	22,230	17,324
Income tax expense	—	6,201
Net income	$22,230	$11,123

Calculation of Limited Partner Interest in Net Income:
Net income	$22,230	N/A
Less general partner interest in net income	(444)	N/A
Limited partner interest in net income	$21,786	N/A

Net income per limited partner unit — basic	$0.63	N/A
Net income per limited partner unit — diluted	$0.63	N/A

Limited partner units outstanding — basic	34,679	N/A
Limited partner units outstanding — diluted	34,768	N/A

Cash distributions declared per unit	$0.37	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Cash flows from operating activities:
Net income	$22,230	$11,123
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,348	3,038
Deferred income taxes	—	16,179
Other income	(297)	(2,471)
Non-cash long-term compensation expense	353	641
Non-cash reserve adjustment	(250)	—
Changes in other assets and liabilities:
Accounts receivable	(756)	352
Accounts payable	(4,329)	(2,011)
Due to/ from EQT affiliates	6,940	1,974
Income taxes payable	—	(9,794)
Other assets	1,622	(2,441)
Other liabilities	(5,986)	(4,984)
Net cash provided by operating activities	26,875	11,606

Cash flows from investing activities:
Capital expenditures	(10,485)	(51,240)
Net cash used in investing activities	(10,485)	(51,240)

Cash flows from financing activities:
Distributions paid to unitholders	(12,386)	—
Due to EQT	—	39,634
Capital contributions	2,382	—
Capital lease principal payments	(2,284)	—
Net cash (used in) provided by financing activities	(12,288)	39,634

Net change in cash and cash equivalents	4,102	—
Cash and cash equivalents at beginning of period	21,950	—
Cash and cash equivalents at end of period	$26,052	$—

Cash paid during the period for:
Interest paid	$4,014	$2,581

Non-cash activity during the period for:
Capital lease asset/ obligation	$1,595	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2013	2012
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$26,052	$21,950
Accounts receivable (net of allowance for doubtful accounts of $88 as of March 31, 2013 and $64 as of December 31, 2012)	4,499	3,743
Accounts receivable — affiliate	12,166	11,911
Due from related party	1,105	2,382
Other current assets	804	645
Total current assets	44,626	40,631

Property, plant and equipment	806,379	795,498
Less: accumulated depreciation	(154,913)	(148,212)
Net property, plant and equipment	651,466	647,286

Regulatory assets	17,023	17,877
Other assets	1,731	1,810
Total assets	$714,846	$707,604

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$5,123	$9,452
Due to related party	8,325	1,130
Lease obligation - current	10,401	9,537
Accrued liabilities	4,302	10,207
Total current liabilities	28,151	30,326
Lease obligation	201,752	203,305
Other long-term liabilities	2,428	2,760
Total liabilities	232,331	236,391

Partners’ capital:
Common units (17,339,718 units issued and outstanding at March 31, 2013 and December 31, 2012)	315,856	310,679
Subordinated units (17,339,718 units issued and outstanding at March 31, 2013 and December 31, 2012)	153,221	148,397
General partner interest (707,744 units issued and outstanding at March 31, 2013 and December 31, 2012)	13,438	12,137
Total partners’ capital	482,515	471,213
Total liabilities and partners’ capital	$714,846	$707,604

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Statements of Partners’ Capital (Unaudited)

		Partners’ Capital
	Parent Net	Limited Partners		General
	Investment	Common	Subordinated	Partner	Total
			(Thousands)
Balance at January 1, 2012	$173,633	$—	$—	$—	$173,633
Net income	11,123	—	—	—	11,123
Balance at March 31, 2012	$184,756	$—	$—	$—	$184,756

Balance at January 1, 2013	$—	$310,679	$148,397	$12,137	$471,213
Capital contribution	—	—	—	1,105	1,105
Equity-based compensation plans	—	353	—	—	353
Net income	—	10,893	10,893	444	22,230
Distributions to unitholders	—	(6,069)	(6,069)	(248)	(12,386)
Balance at March 31, 2013	$—	$315,856	$153,221	$13,438	$482,515

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

A.        Financial Statements

Organization

EQT Midstream Partners, LP (the Partnership, EQT Midstream Partners or the Company), which closed its initial public offering (IPO) on July 2, 2012, is a growth-oriented Delaware limited partnership formed by EQT Corporation in January 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor) of EQT Midstream Partners. EQT Midstream Services, LLC is the Company’s general partner. References in these consolidated financial statements to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in these consolidated financial statements to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. References in these consolidated financial statements to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.  For periods prior to the IPO, the accompanying consolidated financial statements and related notes include the assets, liabilities and results of operations of Equitrans presented on a carve-out basis prior to the contribution by EQT of all of the partnership interests in Equitrans to EQT Midstream Partners, in connection with the Partnership’s IPO.

The Company does not have any employees. Operational support for the Company is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in certain midstream business operations. EQT Gathering’s employees manage and conduct the Company’s daily business operations.

Immediately prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to the Partnership. The Company issued 14,375,000 common units in the IPO, which represented 40.6% of the Company’s outstanding equity. EQT retained a 59.4% equity interest in the Company, including 2,964,718 common units, 17,339,718 subordinated units, and a 2% general partner interest. EQT also holds the incentive distribution rights.

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

The Company’s transmission and storage system includes an approximately 700 mile FERC-regulated interstate pipeline that connects to five long-haul interstate pipelines and multiple distribution companies. The transmission and storage system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity. As of March 31, 2013, the transmission assets had total throughput capacity of approximately 1.4 TBtu per day. Revenues are primarily driven by the Company’s firm transmission and storage contracts.

The Company’s gathering system consists of approximately 2,000 miles of FERC-regulated low-pressure gathering lines. Substantially all of the revenues associated with the Company’s gathering system are generated under interruptible gathering service contracts.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of March 31, 2013 and December 31, 2012, the results of its operations for the three months ended March 31, 2013 and 2012 and its cash flows for the three months ended March 31, 2013 and 2012.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s utility customer contracts, the interim statements for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Operating revenues are currently expected to be higher in the first and fourth quarters of each year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

B.                                    Financial Information by Business Segment

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

All of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended
	March 31,
	2013	2012
	(Thousands)
Revenues from external customers:
Transmission and storage	$41,065	$27,098
Gathering	3,300	3,905
Total	$44,365	$31,003
Operating income (loss):
Transmission and storage	$28,169	$17,391
Gathering	(2,032)	(999)
Total operating income	$26,137	$16,392

Reconciliation of operating income to net income:
Other income, net	297	2,471
Interest expense, net	4,204	1,539
Income tax expense	—	6,201
Net income	$22,230	$11,123

	March 31,	December 31,
	2013	2012
	(Thousands)
Segment assets:
Transmission and storage	$643,367	$632,404
Gathering	71,479	75,200
Total assets	$714,846	$707,604

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Depreciation and amortization:
Transmission and storage	$6,618	$2,363
Gathering	730	675
Total	$7,348	$3,038

Expenditures for segment assets:
Transmission and storage	$9,351	$50,823
Gathering	1,134	417
Total	$10,485	$51,240

C.                        Related-Party Transactions

In the ordinary course of business, the Company has transactions with affiliated companies. The Company has various contracts with affiliates including, but not limited to, Transportation Service and Precedent Agreements, Storage Agreements and Gas Gathering Agreements.

In connection with the IPO, the Company entered into various agreements with EQT. For instance, the Company entered into an omnibus agreement by and among the Company, its general partner and EQT. Pursuant to the omnibus agreement, EQT or its affiliates perform centralized corporate, general and administrative services for the Company, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, the Company reimburses EQT and its affiliates for the expenses incurred by them in providing these services, except for any expenses associated with EQT’s long-term incentive programs. The omnibus agreement further requires that the Company reimburse EQT and its affiliates for the Company’s allocable portion of the premiums on any insurance policies covering the Company’s assets. EQT does not record any profit or margin for the administrative and operational services charged to the Company.

The Company also entered into an operation and management services agreement with EQT Gathering, pursuant to which EQT Gathering provides the Company’s pipelines and storage facilities with certain operational and management services. The Company reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement as described above.

D.                        Income Taxes

The Predecessor’s financial statements for the period prior to the IPO include U.S. federal and state income tax as its income was reported and included as part of EQT’s consolidated federal tax return.  In conjunction with the contribution by EQT of the ownership of Equitrans to the Partnership immediately prior to the IPO, approximately $143.6 million of net current and deferred income tax liabilities were eliminated through equity. Effective July 2, 2012, as a result of its limited partnership structure, the Company is no longer subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Company flow through to the unitholders, and accordingly, do not result in a provision for income taxes for the Company.

E.                        Debt

Prior to the IPO, EQT provided financing to the Company directly or indirectly through EQT Capital Corporation (EQT Capital), EQT’s subsidiary finance company. Such financing was generally provided through intercompany term and demand loans that were entered into between EQT Capital and EQT’s subsidiaries.

On July 2, 2012, in connection with the IPO, the Company entered into a $350 million credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which will mature on July 2,

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

2017. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes.

There were no amounts outstanding under the credit facility at March 31, 2013 or December 31, 2012. Additionally, the Company did not have any short-term loans outstanding at any time during the three months ended March 31, 2013. Commitment fees averaging approximately 6.25 basis points in the first quarter of 2013, or approximately $0.2 million, were incurred to maintain credit availability under the credit facility.

F.                         Lease Obligations

On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline, an approximately 40 mile, FERC-regulated transmission pipeline which was under construction at the time and placed into service on July 28, 2012, to EQT. Concurrent with the transfer, the Company entered into a lease agreement with EQT for the lease of the Sunrise Pipeline. Under the lease, Equitrans operates the pipeline as part of its transmission and storage system under the rates, terms, and conditions of its FERC-approved tariff. While the lease agreement was effective June 18, 2012, no lease payments were due pursuant to this lease agreement until the Sunrise Pipeline was placed into service. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the Sunrise Pipeline minus the actual costs of operating the Sunrise Pipeline and (2) a payment based on depreciation expense and pre-tax return on invested capital for the Sunrise Pipeline. As a result, the payments to be made under the Sunrise Pipeline lease will be variable and are not expected to have a net positive or negative impact on distributable cash flow.

At the time the lease was entered into, management determined that the lease was a capital lease as the present value of the estimated minimum lease payments exceeded the fair value of the leased property. Thus, the gross capital lease assets and obligations recorded in 2012 were approximately $216 million, which represented the costs incurred through December 31, 2012 to construct the pipeline and was estimated to be the fair value of the leased property.  Additional closeout construction costs of approximately $2 million were incurred by EQT during the first quarter of 2013, which increased the fair value of the leased property. Completion of the pipeline closeout construction is anticipated to continue into the second quarter of 2013, which will further increase the fair value of the leased property. Once closeout construction is complete, management will finalize the estimate of the fair value of the asset and will revise the estimates of the lease obligation and related asset as necessary.  Currently, management expects that the fair value of the asset will be approximately $225 million once closeout construction is complete.

For the three months ended March 31, 2013, interest expense of $4.0 million and depreciation expense of $3.7 million was recorded related to this capital lease.  Additionally, Sunrise lease payments totaled $6.9 million related to the three months ended March 31, 2013.

G.                       Net Income per Limited Partner Unit and Cash Distributions

Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner units outstanding during the period. The limited partner interest in net income is determined by first allocating net income to the general partner based upon the general partner’s ownership interest of 2%. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as the performance awards, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. The weighted-average number of units used to calculate diluted net income per limited partner unit for the first quarter of 2013 includes the effect of 8,673 phantom units and 80,142 performance awards.

The following table presents the Company’s calculation of net income per unit for common and subordinated limited partner units:

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2013
(Thousands, except per unit amounts)
Net income	$22,230
Less general partner interest in net income	(444)
Limited partner interest in net income	$21,786

Net income allocable to common units	$10,893
Net income allocable to subordinated units	10,893
Limited partner interest in net income	$21,786

Weighted average limited partner units outstanding — basic
Common units	17,340
Subordinated units	17,339
Total	34,679

Weighted average limited partner units outstanding — diluted
Common units	17,429
Subordinated units	17,339
Total	34,768

Net income per limited partner unit — basic and diluted
Common units	$0.63
Subordinated units	$0.63

The partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2012, the Company distribute all of its available cash (described below) to unitholders of record on the applicable record date.  As further discussed in Note I, a quarterly cash distribution was declared on April 23, 2013, payable May 15, 2013 to unitholders of record on May 6, 2013.

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

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

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

•                  first, 98.0% to all unitholders, pro rata, and 2.0% to the Company’s general partner, until each unitholder receives a total of $0.4025 per unit for that quarter (the first target distribution);

•                  second, 85.0% to all unitholders, pro rata, and 15.0% to the Company’s general partner, until each unitholder receives a total of $0.4375 per unit for that quarter (the second target distribution);

•                  third, 75.0% to all unitholders, pro rata, and 25.0% to the Company’s general partner, until each unitholder receives a total of $0.5250 per unit for that quarter (the third target distribution); and

•                  thereafter, 50.0% to all unitholders, pro rata, and 50.0% to the Company’s general partner.

H.                       Regulatory Matters

Equitrans previously maintained a PSCT, which enabled Equitrans to recover qualifying costs it incurred under the PSIA. The qualifying costs recoverable through the PSCT included a rate of return, taxes and depreciation associated with capital investments and actual operating and maintenance expenses incurred under the PSIA. The PSCT surcharge was a usage charge expressed in dollars per Dth and was assessed to firm and interruptible transmission service customers. Equitrans was required to track all expenses and capital investments associated with the PSIA made on and after September 1, 2005. Equitrans made annual filings with the FERC to adjust the PSCT surcharge to reconcile actual historic qualifying costs incurred against PSCT revenues collected.

On March 1, 2012, Equitrans made its annual filing with the FERC to recover costs it incurred to comply with the PSIA. The filing provided for the recovery of $10.4 million in qualifying pipeline safety costs. One customer and the Independent Oil and Gas Association filed protests which asserted, among other things, that Equitrans had not included all appropriate volumes in calculating the level of its surcharge. Equitrans responded to the protests and in an order issued March 30, 2012, the FERC accepted the annual filing and suspended it, allowing the surcharge to become effective on April 1, 2012. Equitrans submitted additional information to the FERC on April 19, 2012 with the expectation that the FERC would subsequently issue an order based on the material Equitrans submitted.

EQT Midstream Partners , LP

Notes to Consolidated Financial Statements (Unaudited)

On January 14, 2013, following numerous discussions with its customers, Equitrans filed a Stipulation and Agreement of Settlement (Settlement) with the FERC.  The Settlement, which was approved by the FERC on March 22, 2013, resolved all issues arising out of Equitrans’ 2012 PSCT annual filing. The Settlement eliminated the tracking of PSIA costs and replaced the PSCT surcharge with a Pipeline Safety Cost (PSC) rate effective April 1, 2013. The new PSC rate has both a reservation and a usage component. The reservation component of the PSC rate applicable to firm transportation service is $0.8108 per Dth of the contract Maximum Daily Quantity applicable to service provided on the mainline system, and the usage component is $0.1372 per Dth delivered to the customer. The PSC rate applicable to interruptible over firm service, no-notice firm transportation service nominated on a point to point basis and interruptible service is $0.1372 per Dth delivered to the customer. Additionally, under the Settlement, Equitrans reduced its transmission retainage factor approved in Equitrans’ most recent 2006 rate case from 3.72% to 2.72% effective February 1, 2013. Equitrans no longer tracks its continued recovery of base storage gas, and the base storage gas recovery limit established in the 2006 rate case settlement has been eliminated. To the extent that Equitrans over-recovers its actual fuel and lost gas, the excess gas could be used to replenish the storage base gas. The PSC rate and transmission retainage factor will be in effect for a minimum of three years.

I.                            Subsequent Events

On April 23, 2013, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.37 per unit for the first quarter of 2013.  The cash distribution is payable on May 15, 2013 to unitholders of record at the close of business on May 6, 2013.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (the Partnership, EQT Midstream Partners or the Company), which closed its initial public offering (IPO) on July 2, 2012, is a growth-oriented Delaware limited partnership formed by EQT Corporation in January 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor) of EQT Midstream Partners (the Successor).  References in the following discussion to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in the following discussion to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Immediately prior to the closing of the IPO, EQT Corporation contributed all of the partnership interests in Equitrans to the Partnership. Therefore, the historical financial statements contained in this report reflect the assets, liabilities and operations of Equitrans for periods ending before July 2, 2012 and EQT Midstream Partners for periods beginning at or following July 2, 2012.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding transmission and storage and gathering revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to such programs); natural gas production growth in the Company’s operating areas for EQT and third parties; the amount and timing of distributions; the effect of the Sunrise Pipeline lease on distributable cash flow; future projected Sunrise Pipeline lease payments; projected operating and capital expenditures including the amount and timing of capital expenditures reimbursable by EQT; liquidity and financing requirements, including funding sources and availability; asset acquisitions, including the Company’s ability to complete any asset purchases from EQT and third parties; the effects of government regulation, pending and future litigation, claims and proceedings and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2012.

Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

In reviewing any agreements incorporated by reference in or filed with this Quarterly Report on Form 10-Q, please remember that such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties of such agreements should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments.

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

For the three months ended March 31, 2013, the Company reported net income of $22.2 million compared to $11.1 million for the three months ended March 31, 2012. Transmission and storage revenues increased by $14.0 million primarily due to increased firm transmission service and increased system throughput, which were driven by production development in the Marcellus play. Total operating expenses increased by $3.6 million, primarily due to increased depreciation and amortization expense resulting from additional assets in service. Additionally, no income tax expense was recorded for the three months ended March 31, 2013 as the Company is no longer subject to U.S. federal and state income taxes due to its post-IPO limited partnership structure.

For the three months ended March 31, 2013, basic and diluted net income per limited partner unit was $0.63, adjusted EBITDA was $26.7 million and distributable cash flow was $24.4 million, which exceeded the $12.4 million of distributable cash flow necessary to meet the minimum quarterly distribution. The Company declared a cash distribution to unitholders of $0.37 per unit on April 23, 2013, which represents a 6% increase over the previous distribution paid on February 14, 2013 of $0.35 per unit. For a discussion of the non-GAAP financial measures, adjusted EBITDA and distributable cash flow, please read the discussion below under “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

Consolidated Results of Operations

	Three Months Ended March 31,
	2013	2012	%
	(Thousands, other than per unit amounts)

Operating revenues:
Transmission and storage revenues	$41,065	$27,098	51.5
Gathering revenues	3,300	3,905	(15.5)
Total operating revenues	44,365	31,003	43.1

Operating expenses:
Operating and maintenance	6,632	7,024	(5.6)
Selling, general and administrative	4,248	4,549	(6.6)
Depreciation and amortization	7,348	3,038	141.9
Total operating expenses	18,228	14,611	24.8
Operating income	26,137	16,392	59.4
Other income, net	297	2,471	(88.0)
Interest expense, net	4,204	1,539	173.2
Income before income taxes	22,230	17,324	28.3
Income tax expense	—	6,201	(100.0)
Net income	$22,230	$11,123	99.9

Net income per limited partner unit - basic and diluted (1)	$0.63	N/A	N/A
Adjusted EBITDA (1)	$26,725	N/A	N/A
Distributable cash flow (1)	$24,432	N/A	N/A

(1)               Presented for the post-IPO period only. For a discussion of the non-GAAP financial measures adjusted EBITDA and distributable cash flow, please read the sections below titled “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Segment Results

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Interest and other income are managed on a consolidated basis. The Company has presented each segment’s operating income and various operational measures in the sections below. Management believes that presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. In addition, management uses these measures for budget planning purposes. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note B to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2013	2012	%
	(Thousands, other than per day amounts)
SEGMENT FINANCIAL DATA — TRANSMISSION AND STORAGE
Operating revenues:
Operating revenues — affiliate	$32,582	$21,744	49.8
Operating revenues — third party	8,483	5,354	58.4
Total operating revenues	41,065	27,098	51.5

Operating expenses:
Operating and maintenance	3,294	4,061	(18.9)
Selling, general and administrative	2,984	3,283	(9.1)
Depreciation and amortization	6,618	2,363	180.1
Total operating expenses	12,896	9,707	32.9
Operating income	$28,169	$17,391	62.0

SEGMENT OPERATIONAL DATA — TRANSMISSION AND STORAGE
Transmission pipeline throughput (BBtu per day)	900	462	94.8
Capital expenditures	$9,351	$50,823	(81.6)

SEGMENT FINANCIAL DATA — GATHERING
Operating revenues:
Operating revenues — affiliate	$1,804	$2,490	(27.6)
Operating revenues — third party	1,496	1,415	5.7
Total operating revenues	3,300	3,905	(15.5)

Operating expenses:
Operating and maintenance	3,338	2,963	12.7
Selling, general and administrative	1,264	1,266	(0.2)
Depreciation and amortization	730	675	8.1
Total operating expenses	5,332	4,904	8.7
Operating loss	$(2,032)	$(999)	103.4

SEGMENT OPERATIONAL DATA — GATHERING
Gathered volumes (BBtu per day)	65	75	(13.3)
Capital expenditures	$1,134	$417	171.9

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues and operating expenses related to the Sunrise Pipeline do not have an impact on distributable cash flow as the excess of the Sunrise Pipeline revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment.

Total operating revenues were $44.4 million for the three months ended March 31, 2013 compared to $31.0 million for the three months ended March 31, 2012. The increase was primarily related to a $14.0 million increase in transmission and storage revenues offset by a decrease in gathering revenues of $0.6 million.

Transmission and storage revenues increased as a result of increased firm transmission service capacity contracts and increased system throughput. This includes $7.5 million of reservation fees and usage charges under firm contracts on the Sunrise Pipeline, $4.8 million of fees associated with transported volumes in excess of firm capacity, $1.4 million of increased pipeline safety revenues, increased contracted transmission capacity associated with the Blacksville Compressor project which was completed in September 2012 and increased usage charges under interruptible service contracts. These increases primarily resulted from increased production development in the Marcellus play. The average daily transmission throughput increased by 438 BBtu per day to 900 BBtu per day during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. For the three months ended March 31, 2013, approximately 61% of the Company’s total operating revenues were generated from firm capacity reservation charges. These increases were partly offset by a decrease in storage and parking services.

Due to the seasonal nature of the Company’s utility customer contracts, the interim statements for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Operating revenues are currently expected to be approximately $2 million higher in the first and fourth quarters of each year.

The average daily volumes gathered decreased 10 BBtu for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which resulted in reduced gathering revenues.  The decreased volumes were primarily the result of lower production gathered from affiliates due to the utilization of direct interconnects between EQT’s other gathering systems and the Company’s transmission and storage systems.

Operating expenses totaled $18.2 million for the three months ended March 31, 2013 compared to $14.6 million for the three months ended March 31, 2012. The increase in operating expenses was due to a $4.3 million increase in depreciation and amortization expense partly offset by a $0.4 million decrease in operating and maintenance expense and a $0.3 million decrease in selling, general and administrative expense.

The increase in depreciation and amortization expense was primarily in transmission and storage as a result of Sunrise Pipeline capital lease depreciation expense of $3.7 million and increased investment in transmission infrastructure. The Sunrise Pipeline capital lease is depreciated over the 15 year life of the lease, resulting in increased depreciation expense compared to the 40 year expected life of the pipeline.

The decrease in operating and maintenance expense resulted from a $0.8 million decrease in transmission and storage expenses partly offset by a $0.4 million increase in gathering expenses.  Transmission and storage expenses decreased primarily as a result of lower allocated indirect operating costs of $0.6 million and decreased amortization of pipeline safety costs of $0.3 million. These decreases were partly offset by additional operating costs associated with operating the Sunrise Pipeline. The increase in gathering expense primarily resulted from higher purchased gas costs of $0.4 million. Fuel usage and lost and unaccounted for volumes on the gathering system have historically exceeded the natural gas retained from the Company’s gathering customers as compensation for its fuel usage and lost and unaccounted for volumes.  Purchased gas costs were recorded for the difference. The increase in purchased gas costs during the first quarter of 2013 was primarily the result of higher gas prices compared to the first quarter of 2012.

Selling, general and administrative expenses decreased by $0.3 million primarily due to decreased long-term incentive compensation costs of $0.5 million, lower indirect labor costs of $0.4 million and a reduction of a reserve on the collectability of long-term regulatory assets of $0.3 million. The historical financial statements of the Predecessor included long-term incentive compensation expenses associated with the EQT long-term incentive plan, which expense was not allocable to the Partnership subsequent to the IPO. The storage reserve was established for

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the recovery of base storage gas from excess customer retention provided in the Company’s 2006 rate settlement. The reduction to this reserve at March 31, 2013 is the result of recovering additional base storage gas. These expense reductions were partly offset by increased expenses associated with being a publicly traded partnership of $0.4 million and $0.4 million due to the additional costs attributable to the Sunrise Pipeline.

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction. The decrease in other income for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 primarily resulted from a decrease in applicable construction expenditures in connection with the completion of the Sunrise Pipeline project, which was placed into service on July 28, 2012.

Interest expense was $4.2 million for the three months ended March 31, 2013 compared to $1.5 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, interest expense primarily consisted of $4.0 million related to the interest portion of the Sunrise Pipeline lease payments and $0.2 million related to commitment fees paid to maintain availability under the Company’s credit facility. For the three months ended March 31, 2012, interest expense related to intercompany debt which was repaid in June 2012.

No income tax expense was recorded for the three months ended March 31, 2013 compared to $6.2 million for the three months ended March 31, 2012. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s post-IPO limited partnership structure, the Company is no longer subject to U.S. federal and state income taxes and therefore no income tax expense was recorded in the first quarter of 2013.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Company defines adjusted EBITDA as net income plus net interest expense, income tax expense (if applicable), depreciation and amortization expense, non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and the Sunrise Pipeline lease payment. As used herein, the Company defines distributable cash flow as adjusted EBITDA less net cash paid for interest expense, ongoing maintenance capital expenditures and income taxes (if applicable).  Distributable cash flow should not be viewed as indicative of the actual amount of cash that the Company has available for distributions or that the Company plans to distribute. Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Company’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

The Company believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing the Company’s financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, the Company’s definition of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of adjusted EBITDA and distributable cash flow, which are non-GAAP financial measures, to the most comparable GAAP financial measures of net income and net cash provided by operating activities:

Three Months Ended March 31, 2013
(Thousands)

Net income	$22,230
Add:
Depreciation and amortization	7,348
Interest expense, net	4,204
Non-cash long-term compensation expense	353
Non-cash reserve adjustment	(250)
Less:
Other income	(297)
Sunrise Pipeline lease payment	(6,863)
Adjusted EBITDA	$26,725
Less:
Cash interest, net	(219)
Ongoing maintenance capital expenditures(1)	(2,074)
Reimbursable plugging and abandonment (P&A) maintenance capital expenditures (2)	(461)
Reimbursable bare steel maintenance capital expenditures (2)	(644)
Add:
Reimbursement of reimbursable P&A maintenance capital expenditures (2)	461
Reimbursement of reimbursable bare steel maintenance capital expenditures (2)	644
Distributable cash flow	$24,432

Three Months Ended March 31, 2013
(Thousands)

Net cash provided by operating activities	$26,875
Adjustments:
Interest expense, net	4,204
Sunrise Pipeline lease payment	(6,863)
Other, including changes in working capital	2,509
Adjusted EBITDA	$26,725

(1)         Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, the Company’s operating capacity or operating income.

(2)         EQT has reimbursement obligations to the Company for certain capital expenditures for plugging and abandonment of natural gas wells and bare steel pipe replacement. For further explanation of these reimbursable maintenance capital expenditures, see the section below titled “Capital Requirements.”

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

In the near term, the Company expects that the following internal transmission and storage expansion projects will allow it to capitalize on increased drilling activity by EQT and other third-party producers:

•                  New Delivery Interconnect Expansion. The Morris III interconnect is expected to have 300 BBtu of incremental daily capacity into Texas Eastern Transmission LP at an estimated cost of approximately $3 million.  The Company expects this project will be placed into service in the second quarter of 2013.

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

Capital Resources and Liquidity

Overview

Prior to the IPO, the Company’s primary sources of cash were proceeds from operating activities and cash contributions provided by EQT. From and after the IPO, the Company’s available sources of liquidity include cash generated from operations, $350 million available for borrowing under the Company’s credit facility, cash on hand, debt offerings and issuances of additional partnership units.

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

Operating Activities

Net cash provided by operating activities totaled $26.9 million for the first three months of 2013 compared to $11.6 million for the first three months of 2012, an increase of $15.3 million.  The increase was primarily a result of increased transmission and storage operating revenues from firm transmission service and fees associated with transported volumes in excess of firm capacity related to production development in the Marcellus play.  Additionally, other working capital fluctuations in amounts due to/from EQT affiliates, other assets and income taxes payable were related to the timing of advances from or repayments to EQT prior to the IPO.

Investing Activities

Net cash used in investing activities decreased $40.7 million to $10.5 million for the first three months of 2013 compared to $51.2 million for the first three months of 2012.  The decrease was primarily attributable to the Sunrise Pipeline project and the Blacksville Compressor Station project, both of which were completed in the third quarter of 2012.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

See further discussion of capital expenditures, including the transfer to EQT of the Sunrise Pipeline project, in the “Capital Requirements” section below.

Financing Activities

Net cash used in financing activities was $12.3 million for the first three months of 2013 compared to net cash provided by financing activities of $39.6 million for the first three months of 2012. In the first three months of 2013, the Company paid cash distributions to unitholders of $12.4 million and made principal payments on the Sunrise Pipeline capital lease of $2.3 million. These cash outflows were partly offset by the capital contributions received from EQT of $2.4 million for reimbursement of qualifying expenditures made in the fourth quarter of 2012. EQT has reimbursement obligations to the Company for certain capital expenditures for plugging and abandonment of natural gas wells and bare steel pipe replacement. The Company may request reimbursement for these expenditures quarterly based on actual expenditures to date and projections for the applicable period. This is presented as a capital contribution from EQT and therefore is a cash inflow from financing. During the first quarter of 2013, the Company requested reimbursement of $1.1 million and expects to receive the cash from EQT in the second quarter of 2013.

In the first three months of 2012, the Company received advances from EQT of $39.6 million. Prior to the IPO, certain advances from affiliates were viewed as financing transactions as the Company would have otherwise obtained demand notes or term loans from EQT Capital Corporation (EQT Capital), EQT’s subsidiary finance company, to fund these transactions. Subsequent to the IPO, these transactions reflect services rendered on behalf of the Company by EQT and its affiliates for operating expenses and will be settled monthly. Therefore, these are classified as operating activities subsequent to the IPO.

The Company’s credit facility contains various covenants and restrictive provisions and also requires maintenance of a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Company obtains an investment grade rating, of not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and, until the Company obtains an investment grade rating, a consolidated interest coverage ratio of not less than 3.00 to 1.00. No amounts were borrowed during the first quarter of 2013. As of March 31, 2013, the Company was in compliance with all existing debt provisions and covenants.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Capital expenditures for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(Thousands)
Expansion capital expenditures, excluding Sunrise Pipeline project	$5,028	$11,788
Sunrise Pipeline project capital expenditures	—	35,346
Maintenance capital expenditures:
Ongoing maintenance	2,074	2,478
Funded regulatory compliance	2,278	—
Reimbursable P&A maintenance	461	1,518
Reimbursable bare steel maintenance	644	110
Total maintenance capital expenditures	5,457	4,106
Total capital expenditures	$10,485	$51,240

Expansion capital expenditures excluding the Sunrise Pipeline project totaled $5.0 million and $11.8 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily due to the completion of the Blacksville Compressor Station project which was placed into service during the third quarter of 2012.

There were no Sunrise Pipeline project capital expenditures for the three months ended March 31, 2013. For the three months ended March 31, 2012, Sunrise Pipeline project capital expenditures were $35.3 million. On June 18,

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2012, the Company transferred ownership of the Sunrise Pipeline to EQT and therefore, the Company will have no future capital expenditures related to this project.

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

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance and reimbursable maintenance capital expenditures described below. Ongoing maintenance capital expenditures were $2.1 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.

Funded regulatory compliance capital expenditures are certain maintenance capital expenditures identified prior to the IPO that are necessary to comply with regulatory and other legal requirements.  Prior to the IPO, the Company identified two specific regulatory compliance initiatives, which will require it to expend approximately $32 million, the majority of which is expected to be incurred over the two years following the IPO.  The Company retained approximately $32 million from the net proceeds of the IPO, which the Company anticipates will fully fund these expenditures. Funded regulatory compliance capital expenditures were $2.3 million for the three months ended March 31, 2013. There were no funded regulatory compliance capital expenditures for the three months ended March 31, 2012. The increase was due to a recently initiated program to install remote valve and pressure monitoring equipment on the Company’s transmission and storage system.  Expenditures to relocate certain valve operators above ground and apply corrosion protection also contributed to the increase over the prior quarter.

Under the omnibus agreement that the Company entered into with EQT and its general partner at the closing of the IPO, EQT has reimbursement obligations to the Company related to certain capital expenditures. For a period of ten years after the closing of the IPO, EQT will reimburse the Company for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year. Additionally, EQT has agreed to reimburse the Company for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to the Company’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during any year, EQT will reimburse the Company for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO. Note that the amounts included as reimbursable maintenance for periods prior to the IPO were included for comparative purposes. As these amounts were spent in prior periods, EQT has no reimbursement obligations for them under the omnibus agreement.

Reimbursable P&A maintenance capital expenditures were $0.5 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily due to a lower number of wells being plugged.  Reimbursable bare steel maintenance capital expenditures were $0.6 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily related to the timing of costs associated with this program.

For 2013, the Company forecasts total capital expenditures to be approximately $73 million. The Company’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. Maintenance related capital expenditures are expected to vary quarter to quarter. The Company expects to fund future capital expenditures through a combination of funds generated from its operations, cash on hand, borrowings under its credit facility and the issuance of additional partnership units and debt offerings.

Regulatory Matters

Equitrans previously maintained a PSCT, which enabled Equitrans to recover qualifying costs it incurred under the PSIA. The qualifying costs recoverable through the PSCT included a rate of return, taxes and depreciation associated with capital investments and actual operating and maintenance expenses incurred under the PSIA. The PSCT

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

surcharge was a usage charge expressed in dollars per Dth and was assessed to firm and interruptible transmission service customers. Equitrans was required to track all expenses and capital investments associated with the PSIA made on and after September 1, 2005. Equitrans made annual filings with the FERC to adjust the PSCT surcharge to reconcile actual historic qualifying costs incurred against PSCT revenues collected.

On March 1, 2012, Equitrans made its annual filing with the FERC to recover costs it incurred to comply with the PSIA. The filing provided for the recovery of $10.4 million in qualifying pipeline safety costs. One customer and the Independent Oil and Gas Association filed protests which asserted, among other things, that Equitrans had not included all appropriate volumes in calculating the level of its surcharge. Equitrans responded to the protests and in an order issued March 30, 2012, the FERC accepted the annual filing and suspended it, allowing the surcharge to become effective on April 1, 2012. Equitrans submitted additional information to the FERC on April 19, 2012 with the expectation that the FERC would subsequently issue an order based on the material Equitrans submitted.

On January 14, 2013, following numerous discussions with its customers, Equitrans filed a Stipulation and Agreement of Settlement (Settlement) with the FERC.  The Settlement, which was approved by the FERC on March 22, 2013, resolved all issues arising out of Equitrans’ 2012 PSCT annual filing. The Settlement eliminated the tracking of PSIA costs and replaced the PSCT surcharge with a Pipeline Safety Cost (PSC) rate effective April 1, 2013. The new PSC rate has both a reservation and a usage component. The reservation component of the PSC rate applicable to firm transportation service is $0.8108 per Dth of the contract Maximum Daily Quantity applicable to service provided on the mainline system, and the usage component is $0.1372 per Dth delivered to the customer. The PSC rate applicable to interruptible over firm service, no-notice firm transportation service nominated on a point to point basis and interruptible service is $0.1372 per Dth delivered to the customer. Additionally, under the Settlement, Equitrans reduced its transmission retainage factor approved in Equitrans’ most recent 2006 rate case from 3.72% to 2.72% effective February 1, 2013. Equitrans no longer tracks its continued recovery of base storage gas, and the base storage gas recovery limit established in the 2006 rate case settlement has been eliminated. To the extent that Equitrans over-recovers its actual fuel and lost gas, the excess gas could be used to replenish the storage base gas. The PSC rate and transmission retainage factor will be in effect for a minimum of three years.

Distributions

A cash distribution to unitholders of $0.35 per unit was paid on February 14, 2013 related to the fourth quarter of 2012. On April 23, 2013, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.37 per unit related to the first quarter of 2013.  The cash distribution is payable on May 15, 2013 to unitholders of record at the close of business on May 6, 2013.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Consolidated Financial Statements on this Quarterly Report on Form 10-Q for the period ended March 31, 2013.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Midstream Partners, LP

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Other than the base gas the Company purchases and uses in its natural gas storage facilities, which is necessary to maintain pressure and deliverability in its storage pools, and purchases of a small amount of natural gas for system operations, the Company generally does not take title to the natural gas that is stored or transported on its transmission system; accordingly, the Company is not exposed to commodity price fluctuations on natural gas stored in its facilities or transported through its pipelines by its customers. Base gas purchased and used in natural gas storage facilities, which was generally purchased more than 30 years ago, is considered a long-term asset and is not re-valued at current market prices. A certain amount of gas is naturally lost in connection with transporting natural gas across a pipeline system, and under the Company’s contractual arrangements with its customers the Company is entitled to retain a specified volume of natural gas in order to compensate the Company for such lost and unaccounted for volumes as well as its fuel usage. Historically the natural gas volumes retained from the Company’s transmission and storage customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to the Company’s transmission and storage agreements have been sufficient to cover its fuel usage and lost and unaccounted for volumes on the transmission and storage system. However, fuel usage and lost and unaccounted for volumes on its gathering system have historically exceeded the natural gas volumes retained from the Company’s gathering customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to its gathering agreements. As a consequence, the Company has purchased natural gas to make up for the difference.  For the three months ended March 31, 2013 and 2012, the Company’s actual fuel usage and lost and unaccounted for volumes exceeded the amounts recovered from its gathering customers for which the Company recognized $1.0 million and $0.4 million, respectively, of purchased gas cost as a component of operating and maintenance expense.  Except for the base gas in its natural gas storage facilities, which the Company considers to be a long-term asset, and volume and pricing variations related to the volumes of fuel purchased to make up for fuel usage and lost and unaccounted for volumes in excess of amounts recovered from customers, the Company’s current business model is designed to minimize its exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact its operations, changes in the price of natural gas over the intermediate term should not materially impact the Company’s operations. The Company has not historically engaged in material commodity hedging activities relating to its assets. However, the Company may engage in commodity hedging activities in the future, particularly if it undertakes growth projects or engages in acquisitions that expose it to direct commodity price risk.

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

Credit Risk

The Company is exposed to credit risk. Credit risk represents the loss that it would incur if a counterparty fails to perform under its contractual obligations. Approximately 90% and 87% of the Company’s third party accounts receivable balances of $4.5 million and $3.7 million as of March 31, 2013 and December 31, 2012, respectively, represent amounts due from marketers. The Company manages its exposure to credit risk associated with customers to whom it extends credit through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Company’s tariff requires customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Company’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.  At March 31, 2013, EQT’s public senior debt had an investment grade credit rating.

EQT Midstream Partners, LP

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the Company’s general partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company’s general partner have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 6.  Exhibits

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date: April 25, 2013

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101