Form 10-Q
period 2013-06-30
EQT Midstream Partners, LP
filed 2013-07-25
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 1-35574

EQT Midstream Partners, LP

(Exact name of registrant as specified in its charter)

DELAWARE	37-1661577
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

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

As of June 30, 2013, there were 17,339,718 Common Units, 17,339,718 Subordinated Units and 707,744 General Partner Units outstanding.

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

Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow – a supplemental non-GAAP financial measure defined by the Company as adjusted EBITDA less net cash paid for interest expense, ongoing maintenance capital expenditures, reimbursable maintenance capital expenditures and income taxes (if applicable) plus reimbursable maintenance capital expenditures expected to be reimbursed by EQT.

firm contract – a contract for transportation services that obligates a customer to pay a fixed monthly charge to reserve an agreed upon amount of pipeline capacity regardless of the actual pipeline capacity used by the customer during each month.

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

IRS – Internal Revenue Service

SEC – Securities and Exchange Commission

Glossary of Commonly Used Terms, Abbreviations and Measurements

Measurements

Btu = one British thermal unit

BBtu  = billion British thermal units

Bcf    = billion cubic feet

Dth  =  million British thermal units

Mcf    = thousand cubic feet

MMBtu  = million British thermal units

MMcf   = million cubic feet

TBtu = trillion British thermal units

Tcf = one trillion cubic feet

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Revenues:
Operating revenues – affiliate	$35,404	$23,197	$69,790	$47,432
Operating revenues – third party	9,433	6,468	19,412	13,236
Total operating revenues	44,837	29,665	89,202	60,668

Operating expenses:
Operating and maintenance	6,729	6,162	13,361	13,186
Selling, general and administrative	6,104	4,334	10,352	8,883
Depreciation and amortization	7,858	3,170	15,206	6,208
Total operating expenses	20,691	13,666	38,919	28,277
Operating income	24,146	15,999	50,283	32,391
Other income, net	229	4,157	526	6,628
Interest expense, net	6,485	1,214	10,689	2,753
Income before income taxes	17,890	18,942	40,120	36,266
Income tax expense	—	6,930	—	13,131
Net income	$17,890	$12,012	$40,120	$23,135

Calculation of Limited Partner Interest in Net Income:
Net income	$17,890	N/A	$40,120	N/A
Less general partner interest in net income	(358)	N/A	(802)	N/A
Limited partner interest in net income	$17,532	N/A	$39,318	N/A

Net income per limited partner unit – basic	$0.51	N/A	$1.13	N/A
Net income per limited partner unit – diluted	$0.50	N/A	$1.13	N/A

Limited partner units outstanding – basic	34,679	N/A	34,679	N/A
Limited partner units outstanding – diluted	34,785	N/A	34,790	N/A

Cash distributions declared per unit	$0.40	N/A	$0.77	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Thousands)
Cash flows from operating activities:
Net income	$40,120	$23,135
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,206	6,208
Deferred income taxes	—	6,789
Other income	(526)	(6,628)
Non-cash long-term compensation expense	562	1,746
Non-cash reserve adjustment	(680)	—
Changes in other assets and liabilities:
Accounts receivable	(137)	1,728
Accounts payable	(3,423)	(11,765)
Due to/from EQT affiliates	1,300	28,772
Income taxes payable to EQT	—	3,677
Other assets	(1,005)	(2,649)
Other liabilities	1,524	(5,098)
Net cash provided by operating activities	52,941	45,915

Cash flows from investing activities:
Capital expenditures	(23,868)	(125,411)
Net cash used in investing activities	(23,868)	(125,411)

Cash flows from financing activities:
Distributions paid to unitholders	(25,479)	—
Capital contributions	3,487	—
Capital lease principal payments	(4,627)	—
Distributions paid	—	(5,715)
Due to EQT	—	(29,055)
Partners’ investments	—	249,501
Retirement of long-term debt	—	(135,235)
Net cash (used in) provided by financing activities	(26,619)	79,496

Net change in cash and cash equivalents	2,454	—
Cash and cash equivalents at beginning of period	21,950	—
Cash and cash equivalents at end of period	$24,404	$—

Cash paid during the period for:
Interest paid	$9,651	$6,016

Non-cash activity during the period for:
Capital lease asset/ obligation	$8,332	$195,711
Non-cash dividend	$—	$193,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$24,404	$21,950
Accounts receivable (net of allowance for doubtful accounts of $74 as of June 30, 2013 and $64 as of December 31, 2012)	3,880	3,743
Accounts receivable – affiliate	12,786	11,911
Due from related party	753	2,382
Other current assets	1,176	645
Total current assets	42,999	40,631

Property, plant and equipment	828,598	795,498
Less: accumulated depreciation	(161,593)	(148,212)
Net property, plant and equipment	667,005	647,286

Regulatory assets	16,469	17,877
Other assets	1,491	1,810
Total assets	$727,964	$707,604

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$6,029	$9,452
Due to related party	3,305	1,130
Lease obligation - current	11,025	9,537
Accrued liabilities	11,670	10,207
Total current liabilities	32,029	30,326

Lease obligation	205,522	203,305
Other long-term liabilities	2,139	2,760
Total liabilities	239,690	236,391

Partners’ capital:
Common units (17,339,718 units issued and outstanding at June 30, 2013 and December 31, 2012)	318,415	310,679
Subordinated units (17,339,718 units issued and outstanding at June 30, 2013 and December 31, 2012)	155,571	148,397
General partner interest (707,744 units issued and outstanding at June 30, 2013 and December 31, 2012)	14,288	12,137
Total partners’ capital	488,274	471,213
Total liabilities and partners’ capital	$727,964	$707,604

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Statements of Partners’ Capital (Unaudited)

		Partners’ Capital
	Parent Net	Limited Partners		General
	Investment	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2012	$173,633	$—	$—	$—	$173,633
Investment by partners	249,501	—	—	—	249,501
Dividends paid	(5,715)	—	—	—	(5,715)
Non-cash dividend	(193,720)	—	—	—	(193,720)
Net income	23,135	—	—	—	23,135
Balance at June 30, 2012	$246,834	$—	$—	$—	$246,834

Balance at January 1, 2013	$—	$310,679	$148,397	$12,137	$471,213
Capital contribution	—	—	—	1,858	1,858
Equity-based compensation plans	—	562	—	—	562
Net income	—	19,659	19,659	802	40,120
Distributions to unitholders	—	(12,485)	(12,485)	(509)	(25,479)
Balance at June 30, 2013	$—	$318,415	$155,571	$14,288	$488,274

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

On July 22, 2013, the Company completed an underwritten public offering of 12,650,000 common units, which included the full exercise of the underwriters’ over-allotment option, representing limited partner interests in the Company.  Net proceeds from the offering were used to finance the cash consideration paid by the Company to EQT in connection with the July 22, 2013 merger of Sunrise Pipeline, LLC (Sunrise) into Equitrans. Following the offering and Sunrise merger, EQT retained a 44.6% equity interest in the Company, which includes 3,443,902 common units, 17,339,718 subordinated units, and a 2% general partner interest.  For further information regarding the offering and Sunrise merger, please see Note I below.

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

The Company’s transmission and storage system includes an approximately 700 mile FERC-regulated interstate pipeline that connects to five long-haul interstate pipelines and multiple distribution companies. The transmission and storage system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity. As of June 30, 2013, the transmission assets had total throughput capacity of approximately 1.7 TBtu per day. Revenues are primarily driven by the Company’s firm transmission and storage contracts.

The Company’s gathering system consists of approximately 2,000 miles of FERC-regulated low-pressure gathering lines. Substantially all of the revenues associated with the Company’s gathering system are generated under interruptible gathering service contracts.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

United States generally accepted accounting principles for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of June 30, 2013 and December 31, 2012, the results of its operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Due to the seasonal nature of the Company’s utility customer contracts, the interim statements for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Operating revenues are currently expected to be higher in the first and fourth quarters of each year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 16 of this Form 10-Q.

B.            Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and subject to evaluation by the chief operating decision maker in deciding how to allocate resources.

The Company reports its operations in two segments, which reflect its lines of business. Transmission and storage includes the Company’s FERC-regulated interstate pipeline and storage business. Gathering includes the FERC-regulated, low-pressure gathering system. The operating segments are evaluated on their contribution to the Company’s results based on operating income.

All of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands)
Revenues from external customers:
Transmission and storage	$41,960	$25,412	$83,025	$52,510
Gathering	2,877	4,253	6,177	8,158
Total	$44,837	$29,665	$89,202	$60,668
Operating income (loss):
Transmission and storage	$26,998	$16,772	$55,167	$34,162
Gathering	(2,852)	(773)	(4,884)	(1,771)
Total operating income	$24,146	$15,999	$50,283	$32,391
Reconciliation of operating income to net income:
Other income, net	229	4,157	526	6,628
Interest expense, net	6,485	1,214	10,689	2,753
Income tax expense	—	6,930	—	13,131
Net income	$17,890	$12,012	$40,120	$23,135

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2013	December 31, 2012
	(Thousands)
Segment assets:
Transmission and storage	$659,863	$632,404
Gathering	68,101	75,200
Total assets	$727,964	$707,604

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands)
Depreciation and amortization:
Transmission and storage	$7,126	$2,455	$13,744	$4,818
Gathering	732	715	1,462	1,390
Total	$7,858	$3,170	$15,206	$6,208
Expenditures for segment assets:
Transmission and storage	$10,856	$73,472	$20,207	$124,295
Gathering	2,527	699	3,661	1,116
Total	$13,383	$74,171	$23,868	$125,411

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

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

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

There were no amounts outstanding under the credit facility at June 30, 2013 or December 31, 2012. Additionally, the Company did not have any short-term loans outstanding at any time during the three or six months ended June 30, 2013. For the three and six months ended June 30, 2013, commitment fees of approximately $0.2 million and $0.4 million, respectively, were paid to maintain credit availability under the Company’s revolving credit facility at an annual rate of 25 basis points.

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

At the time the lease was entered into, management determined that the lease was a capital lease for GAAP purposes as the present value of the estimated minimum lease payments exceeded the fair value of the leased property. Thus, the gross capital lease assets and obligations recorded in 2012 were approximately $216 million, which represented the costs incurred through December 31, 2012 to construct the pipeline and was estimated to be the fair value of the leased property.  Additional closeout construction costs of approximately $8 million were incurred by EQT during the first six months of 2013, which increased the fair value of the leased property. Completion of the pipeline closeout construction will further increase the fair value of the leased property. Once closeout construction is complete, management will finalize the estimate of the fair value of the asset and will revise the estimates of the lease obligation and related asset as necessary.

For the three months ended June 30, 2013, interest expense of $6.3 million and depreciation expense of $4.0 million was recorded related to this capital lease. For the six months ended June 30, 2013, interest expense of $10.2 million and depreciation expense of $7.7 million was recorded related to this capital lease.  Additionally, Sunrise lease payments totaled $8.3 million and $15.2 million, related to the three and six months ended June 30, 2013, respectively.

The lease terminated on July 22, 2013 in connection with the transaction described in Note I below.

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

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. The weighted-average number of units used to calculate diluted net income per limited partner unit for the three months ended June 30, 2013 includes the effect of 8,706 phantom units and 97,034 performance awards. The weighted-average number of units used to calculate diluted net income per limited partner unit for the six months ended June 30, 2013 includes the effect of 7,597 phantom units and 103,362 performance awards.

The following table presents the Company’s calculation of net income per unit for common and subordinated limited partner units:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Thousands, except per unit amounts)
Net income	$17,890	$40,120
Less general partner interest in net income	(358)	(802)
Limited partner interest in net income	$17,532	$39,318

Net income allocable to common units	$8,766	$19,659
Net income allocable to subordinated units	8,766	19,659
Limited partner interest in net income	$17,532	$39,318

Weighted average limited partner units outstanding – basic
Common units	17,340	17,340
Subordinated units	17,339	17,339
Total	34,679	34,679

Weighted average limited partner units outstanding – diluted
Common units	17,446	17,451
Subordinated units	17,339	17,339
Total	34,785	34,790

Net income per limited partner unit – basic
Common units	$0.51	$1.13
Subordinated units	$0.51	$1.13

Net income per limited partner unit – diluted
Common units	$0.50	$1.13
Subordinated units	$0.50	$1.13

The partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2012, the Company distribute all of its available cash (described below) to unitholders of record on the applicable record date.  As further discussed in Note I, a quarterly cash distribution was declared effective July 15, 2013, payable August 14, 2013 to unitholders of record on August 5, 2013.

Available cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

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

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

H.        Subsidiary Guarantors

The Company filed a registration statement on Form S-3 with the SEC on July 1, 2013 to register, among other securities, debt securities. The subsidiaries of the Company (Subsidiaries) are co-registrants with the Company, and the registration statement registered guarantees of debt securities by one or more of the Subsidiaries (other than EQT Midstream Finance Corporation, a 100% owned subsidiary of the Company whose sole purpose is to act as co-issuer of debt securities). The Subsidiaries are 100% owned by the Company and any guarantees by the Subsidiaries will be full and unconditional. The Company has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Company by dividend or loan. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Company, such guarantees will constitute joint and several obligations. None of the assets of the Company or the Subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

I.         Subsequent Events

On July 15, 2013, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.40 per unit for the second quarter of 2013.  The cash distribution is payable on August 14, 2013 to unitholders of record at the close of business on August 5, 2013.

On July 15, 2013, the Company and Equitrans entered into an Agreement and Plan of Merger (Merger Agreement) with EQT and Sunrise, a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company.  The Company paid EQT total consideration of $540 million consisting of a $507.5 million cash payment, 479,184 Company common units and 267,942 Company general partner units. Prior to the merger, Sunrise entered into a precedent agreement with a third party for firm transportation service over a twenty-year term. If a transportation agreement pursuant to this precedent agreement becomes effective on its current terms by December 31, 2014, the Company will make an additional payment of $110 million to EQT. The transportation agreement is subject to review by regulatory authorities, which is expected to be completed by year-end 2013. The Company will also pay EQT additional consideration in the event certain other transportation agreements on the Sunrise system become effective prior to December 31, 2014.

The transfer of ownership of the Sunrise assets from EQT to the Company represented a reorganization of entities under common control and will be recorded at EQT’s historical cost. Accordingly, the Company’s historical results of operations will be recast to reflect the results attributable to the Sunrise assets beginning with the Company’s quarterly report for the quarter ending September 30, 2013.

On July 22, 2013, the Company completed an underwritten public offering of 12,650,000 common units, which included the full exercise of the underwriters’ over-allotment option, representing limited partner interests in the Company.  Net proceeds from the offering were used to finance the cash consideration paid to EQT in connection with the Sunrise merger. Following the offering and Sunrise merger, EQT retained a 44.6% equity interest in the Company, which includes 3,443,902 common units, 17,339,718 subordinated units, and a 2% general partner interest. The Company received net proceeds of approximately $529 million from the offering, after deducting the underwriters’ discount and estimated offering expenses of approximately $21 million.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding transmission and storage and gathering revenue growth and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to such programs); natural gas production growth in the Company’s operating areas for EQT and third parties; the amount and timing of distributions; the effect of the termination of the Sunrise Pipeline lease on adjusted EBITDA and distributable cash flow; projected operating and capital expenditures, including the amount and timing of capital expenditures reimbursable by EQT; liquidity and financing requirements, including funding sources and availability; asset acquisitions, including the Company’s ability to complete any asset purchases from EQT and third parties; the effects of government regulation, litigation, and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Overview

On July 15, 2013, the Company and Equitrans entered into an Agreement and Plan of Merger (Merger Agreement) with EQT and Sunrise Pipeline, LLC (Sunrise), a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company.  The Company paid EQT total consideration of $540 million consisting of a $507.5 million cash payment, 479,184 Company common units and 267,942 Company general partner units. Prior to the merger, Sunrise entered into a precedent agreement with a third party for firm transportation service over a twenty-year term. If a transportation agreement pursuant to this precedent agreement becomes effective on its current terms by December 31, 2014, the Company will make an additional payment of $110 million to EQT. The transportation agreement is subject to review by regulatory authorities, which is expected to be completed by year-end 2013. The Company will also pay EQT additional consideration in the event certain other transportation agreements on the Sunrise system become effective prior to December 31, 2014.

Prior to this merger, the Company operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was accounted for as a capital lease for GAAP purposes and, as a result, revenues and expenses associated with Sunrise were included in the Company’s financial statements; however, the monthly lease payment to EQT offset the impact on the Company’s distributable cash flow.  Effective as of the closing of the merger on July 22, 2013, the lease agreement terminated; therefore, adjusted EBITDA and distributable cash flow are expected to increase in future periods because no further lease payments will be made.

On July 22, 2013, the Company completed an underwritten public offering of 12,650,000 common units, which included the full exercise of the underwriters’ over-allotment option, representing limited partner interests in the Company.  Net proceeds from the offering were used to finance the cash consideration paid to EQT in connection with the Sunrise merger. Following the offering and Sunrise merger, EQT retained a 44.6% equity interest in the Company, which includes 3,443,902 common units, 17,339,718 subordinated units, and a 2% general partner interest. The Company received net proceeds of approximately $529 million from the offering, after deducting the underwriters’ discount and estimated offering expenses of approximately $21 million.

Highlights for the second quarter of 2013 include:

•                  Increased the cash distribution to unitholders to $0.40 per unit, which represents an 8% increase over the previous distribution paid on May 15, 2013 of $0.37 per unit.

•                  Increased transmission and storage volumes by 123% and transmission and storage revenues by 65% for the three months ended June 30, 2013 as compared to the same period in 2012, driven by production development in the Marcellus play.

•                  Adjusted EBITDA of $23.4 million.

•                  Completed the Morris III interconnect expansion project, which added 300 BBtu of incremental daily capacity.

Adjusted EBITDA is a supplemental non-GAAP financial measure. For an explanation of this measure, please read the discussion below under “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	%	2013	2012	%
	(Thousands, except per unit amounts)
Operating revenues:
Transmission and storage revenues	$41,960	$25,412	65.1	$83,025	$52,510	58.1
Gathering revenues	2,877	4,253	(32.4)	6,177	8,158	(24.3)
Total operating revenues	44,837	29,665	51.1	89,202	60,668	47.0
Operating expenses:
Operating and maintenance	6,729	6,162	9.2	13,361	13,186	1.3
Selling, general and administrative	6,104	4,334	40.8	10,352	8,883	16.5
Depreciation and amortization	7,858	3,170	147.9	15,206	6,208	144.9
Total operating expenses	20,691	13,666	51.4	38,919	28,277	37.6
Operating income	24,146	15,999	50.9	50,283	32,391	55.2
Other income, net	229	4,157	(94.5)	526	6,628	(92.1)
Interest expense, net	6,485	1,214	434.2	10,689	2,753	288.3
Income before income taxes	17,890	18,942	(5.6)	40,120	36,266	10.6
Income tax expense	—	6,930	(100.0)	—	13,131	(100.0)
Net income	$17,890	$12,012	48.9	$40,120	$23,135	73.4
Net income per limited partner unit – basic (1)	$0.51	N/A	N/A	$1.13	N/A	N/A
Net income per limited partner unit – diluted (1)	$0.50	N/A	N/A	$1.13	N/A	N/A
Adjusted EBITDA (1)	$23,445	N/A	N/A	$50,170	N/A	N/A
Distributable cash flow (1)	$21,127	N/A	N/A	$45,559	N/A	N/A

(1)

Presented for the post-IPO period only. Adjusted EBITDA and distributable cash flow are supplemental non-GAAP financial measures. For an explanation of these measures, please read the sections below titled “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

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

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	%	2013	2012	%
	(Thousands, except per day amounts)
SEGMENT FINANCIAL DATA – TRANSMISSION AND STORAGE
Operating revenues:
Operating revenues – affiliate	$33,904	$20,436	65.9	$66,486	$42,180	57.6
Operating revenues – third party	8,056	4,976	61.9	16,539	10,330	60.1
Total operating revenues	41,960	25,412	65.1	83,025	52,510	58.1
Operating expenses:
Operating and maintenance	3,480	2,966	17.3	6,774	7,028	(3.6)
Selling, general and administrative	4,356	3,219	35.3	7,340	6,502	12.9
Depreciation and amortization	7,126	2,455	190.3	13,744	4,818	185.3
Total operating expenses	14,962	8,640	73.2	27,858	18,348	51.8
Operating income	$26,998	$16,772	61.0	$55,167	$34,162	61.5

SEGMENT OPERATIONAL DATA – TRANSMISSION AND STORAGE
Transmission pipeline throughput (BBtu per day)	1,152	517	122.8	1,027	490	109.6
Capital expenditures	$10,856	$73,472	(85.2)	$20,207	$124,295	(83.7)

SEGMENT FINANCIAL DATA – GATHERING
Operating revenues:
Operating revenues – affiliate	$1,500	$2,762	(45.7)	$3,304	$5,252	(37.1)
Operating revenues – third party	1,377	1,491	(7.6)	2,873	2,906	(1.1)
Total operating revenues	2,877	4,253	(32.4)	6,177	8,158	(24.3)
Operating expenses:
Operating and maintenance	3,249	3,195	1.7	6,587	6,158	7.0
Selling, general and administrative	1,748	1,116	56.6	3,012	2,381	26.5
Depreciation and amortization	732	715	2.4	1,462	1,390	5.2
Total operating expenses	5,729	5,026	14.0	11,061	9,929	11.4
Operating loss	$(2,852)	$(773)	269.0	$(4,884)	$(1,771)	175.8

SEGMENT OPERATIONAL DATA – GATHERING
Gathering volumes (BBtu per day)	56	83	(32.5)	60	79	(24.1)
Capital expenditures	$2,527	$699	261.5	$3,661	$1,116	228.0

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total operating revenues were $44.8 million for the three months ended June 30, 2013 compared to $29.7 million for the three months ended June 30, 2012. The increase was due to a $16.5 million increase in transmission and storage revenues partly offset by a decrease in gathering revenues.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transmission and storage revenues increased as a result of increased firm transmission service capacity contracts and increased system throughput. This primarily includes $9.3 million of reservation fees and usage charges under firm contracts on the Sunrise Pipeline, $5.1 million of fees associated with transported volumes in excess of firm capacity, $1.7 million of increased reservation fees under other firm contracts and $1.3 million of increased contracted transmission capacity and transported volumes associated with the Blacksville Compressor project which was completed in September 2012. These increases primarily resulted from increased production development in the Marcellus play. The average daily transmission throughput on the Company’s system increased by 635 BBtu per day during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. These increases were partly offset by a $0.8 million decrease in storage and parking services.

The average daily volumes gathered decreased 27 BBtu for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, which resulted in reduced gathering revenues.  The decreased volumes were primarily the result of lower production gathered due to affiliates utilizing direct interconnects between EQT’s other gathering systems and the Company’s transmission and storage systems.

Operating expenses totaled $20.7 million for the three months ended June 30, 2013 compared to $13.7 million for the three months ended June 30, 2012. The $4.7 million increase in depreciation and amortization expense occurred primarily in the transmission and storage segment and resulted from Sunrise Pipeline capital lease depreciation expense of $4.0 million and other increased investment in transmission infrastructure. The Sunrise Pipeline was placed into service in July 2012. Treated as a capital lease, it is depreciated over the 15-year life of the lease, resulting in accelerated depreciation expense compared to the 40-year expected useful life of the pipeline. Selling, general and administrative expenses increased primarily due to additional costs attributable to the operation of the Sunrise Pipeline of $0.6 million, transaction costs incurred for the Sunrise Pipeline merger of $0.5 million, increased professional service fees and expenses associated with being a publicly traded partnership of $0.3 million and higher personnel related costs including incentive compensation of $0.3 million. Transmission and storage operating and maintenance expenses increased $0.5 million primarily as a result of higher allocated indirect operating costs of $0.7 million and additional operating costs associated with operating the Sunrise Pipeline, partly offset by lower operating costs associated with the Company’s pipeline safety program.

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction. The decrease in other income for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012 primarily resulted from a decrease in applicable construction expenditures in connection with the completion of the Sunrise Pipeline project, which was placed into service on July 28, 2012.

Interest expense was $6.5 million for the three months ended June 30, 2013 compared to $1.2 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, interest expense primarily consisted of $6.3 million related to the interest portion of the Sunrise Pipeline lease payments and commitment fees paid to maintain availability under the Company’s credit facility. For the three months ended June 30, 2012, interest expense related to intercompany debt which was repaid in June 2012.

No income tax expense was recorded for the three months ended June 30, 2013 compared to $6.9 million for the three months ended June 30, 2012. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s post-IPO limited partnership structure, the Company is no longer subject to U.S. federal and state income taxes and therefore no income tax expense was recorded in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Total operating revenues were $89.2 million for the six months ended June 30, 2013 compared to $60.7 million for the six months ended June 30, 2012. The increase was due to a $30.5 million increase in transmission and storage revenues partly offset by a decrease in gathering revenues.

Transmission and storage revenues increased as a result of increased firm transmission service capacity contracts and increased system throughput. This includes $16.8 million of reservation fees and usage charges under firm contracts on the Sunrise Pipeline, $9.9 million of fees associated with transported volumes in excess of firm capacity, $2.5 million of other transmission capacity and transported volumes associated with the completion of the Blacksville Compressor project, $1.6 million of increased pipeline safety revenues and increased reservation fees under other

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

firm contracts. These increases primarily resulted from increased production development in the Marcellus play. The average daily transmission throughput on the Company’s system increased by 537 BBtu per day during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. For the six months ended June 30, 2013, approximately 63% of the Company’s total operating revenues were generated from firm capacity reservation charges. These increases were partly offset by a $1.3 million decrease in storage and parking services.

The average daily volumes gathered decreased 19 BBtu for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, which resulted in reduced gathering revenues.  The decreased volumes were primarily the result of lower production gathered due to affiliates utilizing direct interconnects between EQT’s other gathering systems and the Company’s transmission and storage systems.

Operating expenses totaled $38.9 million for the six months ended June 30, 2013 compared to $28.3 million for the six months ended June 30, 2012. The increase in depreciation and amortization expense was primarily in transmission and storage as a result of Sunrise Pipeline capital lease depreciation expense of $7.7 million and other increased investment in transmission infrastructure. The Sunrise Pipeline was placed into service in July 2012. Treated as a capital lease, it is depreciated over the 15-year life of the lease, resulting in accelerated depreciation expense compared to the 40-year expected useful life of the pipeline.

Selling, general and administrative expenses increased primarily due to additional costs attributable to the operation of the Sunrise Pipeline of $1.0 million, increased professional services fees including expenses associated with being a publicly traded partnership of $0.7 million, transaction costs incurred for the Sunrise Pipeline merger of $0.5 million, and increased personnel costs, including short-term incentive compensation expense. These expense increases were partly offset by a decrease in long-term incentive compensation costs of $1.0 million. The historical financial statements of the Predecessor included long-term incentive compensation expenses associated with the EQT long-term incentive plan, which expense was not allocable to the Partnership subsequent to the IPO.

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction. The decrease in other income for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 primarily resulted from a decrease in applicable construction expenditures in connection with the completion of the Sunrise Pipeline project, which was placed into service on July 28, 2012.

Interest expense was $10.7 million for the six months ended June 30, 2013 compared to $2.8 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, interest expense primarily consisted of $10.2 million related to the interest portion of the Sunrise Pipeline lease payments and $0.4 million related to commitment fees paid to maintain availability under the Company’s credit facility. For the six months ended June 30, 2012, interest expense related to intercompany debt which was repaid in June 2012.

No income tax expense was recorded for the six months ended June 30, 2013 compared to $13.1 million for the six months ended June 30, 2012. The Predecessor’s financial statements include U.S. federal and state income tax expense. Due to the Company’s post-IPO limited partnership structure, the Company is no longer subject to U.S. federal and state income taxes and therefore no income tax expense was recorded in 2013.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Company defines adjusted EBITDA as net income plus net interest expense, income tax expense (if applicable), depreciation and amortization expense, non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and the Sunrise Pipeline lease payment. As used herein, the Company defines distributable cash flow as adjusted EBITDA less net cash paid for interest expense, ongoing maintenance capital expenditures, reimbursable maintenance capital expenditures and income taxes (if applicable) plus reimbursable maintenance capital expenditures expected to be reimbursed by EQT.  Distributable cash flow should not be viewed as indicative of the actual amount of cash that the Company has available for distributions or that the Company plans to distribute. Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

management and external users of the Company’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

The Company believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing the Company’s financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, the Company’s definition of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of Non-GAAP Measures

The following table presents a reconciliation of adjusted EBITDA and distributable cash flow with net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Thousands)
Net income	$17,890	$40,120
Add:
Interest expense, net	6,485	10,689
Depreciation and amortization	7,858	15,206
Non-cash long-term compensation expense	209	562
Non-cash reserve adjustment	(430)	(680)
Less:
Other income, net	(229)	(526)
Sunrise Pipeline lease payment	(8,338)	(15,201)
Adjusted EBITDA	$23,445	$50,170
Less:
Cash interest, net	(221)	(440)
Ongoing maintenance capital expenditures(1)	(2,097)	(4,171)
Reimbursable plugging and abandonment (P&A) maintenance capital expenditures (2)	(105)	(566)
Reimbursable bare steel maintenance capital expenditures (2)	(648)	(1,292)
Add:
Reimbursement of reimbursable P&A maintenance capital expenditures (2)	105	566
Reimbursement of reimbursable bare steel maintenance capital expenditures (2)	648	1,292
Distributable cash flow	$21,127	$45,559

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Thousands)

Net cash provided by operating activities	$26,066	$52,941
Adjustments:
Interest expense, net	6,485	10,689
Sunrise Pipeline lease payment	(8,338)	(15,201)
Other, including changes in working capital	(768)	1,741
Adjusted EBITDA	$23,445	$50,170

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

In the near term, the Company expects that the following internal transmission and storage expansion projects will allow it to capitalize on increased drilling activity by EQT and other third-party producers.

•                  Low Pressure East Expansion Project.   This project involves uprating or replacing 26 miles of existing transmission pipeline in Greene, Washington and Allegheny counties in Pennsylvania at a cost of approximately $30 million.  The Company expects to complete and place this project into service in the fourth quarter of 2013. When complete, this project will triple the current maximum allowable operating pressure of the pipeline, thereby creating approximately 150 BBtu per day of incremental firm transmission capacity on the system.

•                  Jefferson Compressor Station Expansion Project. This project involves expanding the Jefferson compressor station to provide approximately 550 BBtu per day of incremental capacity on the Sunrise Pipeline system. When complete, it will more than double the existing throughput capacity on the Sunrise Pipeline of approximately 400 BBtu per day. The expansion, which is expected to cost approximately $30 million, is expected to be placed into service in the third quarter of 2014.

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

The Company believes that cash on hand, cash generated from operations and availability under the credit facility will be adequate to meet the Company’s operating capital, debt service and cash distribution requirements. The Company believes that future internal growth projects and potential acquisitions will be funded primarily through borrowings under the credit facility or through issuances of debt securities and additional partnership units.

Operating Activities

Net cash provided by operating activities totaled $52.9 million for the first six months of 2013 compared to $45.9 million for the first six months of 2012.  The increase was primarily a result of increased transmission and storage operating revenues from firm transmission service and increased revenues associated with transported volumes in excess of firm capacity related to production development in the Marcellus play. Working capital fluctuations in amounts due to/from EQT affiliates, other liabilities and income taxes payable were related to the timing of advances from or repayments to EQT prior to the IPO.

Investing Activities

Net cash used in investing activities decreased $101.5 million to $23.9 million for the first six months of 2013 compared to $125.4 million for the first six months of 2012.  The decrease was primarily attributable to the Sunrise Pipeline project and the Blacksville Compressor Station project, both of which were completed in the third quarter of 2012.

See further discussion of capital expenditures, including the transfer to EQT of the Sunrise Pipeline project, in the “Capital Requirements” section below.

Financing Activities

Net cash used in financing activities was $26.6 million for the first six months of 2013 compared to net cash provided by financing activities of $79.5 million for the first six months of 2012. In the first six months of 2013, the Company paid cash distributions to unitholders of $25.5 million and made principal payments on the Sunrise Pipeline capital lease of $4.6 million. These cash outflows were partly offset by the capital contributions received from EQT of $3.5 million for reimbursement of qualifying expenditures. EQT has reimbursement obligations to the Company for certain capital expenditures for plugging and abandonment of natural gas wells and bare steel pipe replacement. The Company may request reimbursement for these expenditures quarterly based on actual expenditures to date and projections for the applicable period. These reimbursements are presented as capital contributions from EQT and therefore are cash inflows from financing. During the second quarter of 2013, the Company requested reimbursement of $0.8 million which it expects to receive in cash from EQT in the third quarter of 2013.

In the first six months of 2012, the Company had cash inflows from financing activities due to capital contributions from EQT which were used to fund capital expenditures. Capital contributions from EQT were also used to retire long-term intercompany debt of $135.2 million during the second quarter of 2012. Prior to the IPO, certain affiliate payables were viewed as financing transactions as the Company would have otherwise obtained demand notes or term loans from EQT Capital Corporation (EQT Capital), EQT’s subsidiary finance company, to fund these transactions. Subsequent to the IPO, these transactions reflect services rendered on behalf of the Company by EQT and its affiliates for operating expenses which are expected to be settled monthly. Therefore, these are classified as operating activities subsequent to the IPO.

The Company’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage coverage and interest coverage ratios, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Company is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Company obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the consummation of certain acquisitions) and, until the Company obtains an investment grade rating, a consolidated interest coverage ratio of not less than 3.00 to 1.00.  As of June 30, 2013, the Company was in compliance with all credit facility provisions and covenants.

See discussion of the July 2013 offering in the Executive Overview section.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Capital expenditures for the three months and six ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands)
Expansion capital expenditures, excluding Sunrise Pipeline project	$6,743	$11,358	$11,771	$23,146
Sunrise Pipeline project capital expenditures	—	60,148	—	95,494
Maintenance capital expenditures:
Ongoing maintenance	2,097	1,584	4,171	4,062
Funded regulatory compliance	3,790	196	6,068	196
Reimbursable P&A maintenance	105	460	566	1,978
Reimbursable bare steel maintenance	648	425	1,292	535
Total maintenance capital expenditures	6,640	2,665	12,097	6,771
Total capital expenditures	$13,383	$74,171	$23,868	$125,411

Expansion capital expenditures excluding the Sunrise Pipeline project totaled $6.7 million and $11.4 million for the three months ended June 30, 2013 and 2012, respectively, and $11.8 million and $23.1 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was primarily due to the completion of the Blacksville Compressor Station project which was placed into service during the third quarter of 2012.

There were no Sunrise Pipeline project capital expenditures for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, Sunrise Pipeline project capital expenditures were $60.1 million and $95.5 million, respectively. On June 18, 2012, the Company transferred ownership of the Sunrise Pipeline to EQT and therefore, the Company has had no further capital expenditures related to this project.

Effective July 22, 2013, Sunrise merged with and into Equitrans. At the time of the merger, Sunrise was expanding its Jefferson compressor station to provide approximately 550 BBtu per day of additional capacity on the Sunrise system. The expansion is expected to cost the Company approximately $30 million (of which approximately $5 million is expected to be capital expenditures in 2013).

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

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance and reimbursable maintenance capital expenditures. Ongoing maintenance capital expenditures were $2.1 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Funded regulatory compliance capital expenditures are certain maintenance capital expenditures identified prior to the IPO that are necessary to comply with regulatory and other legal requirements.  Prior to the IPO, the Company identified two specific regulatory compliance initiatives, which will require it to expend approximately $32 million, the majority of which is expected to be incurred over the two years following the IPO.  The Company retained approximately $32 million from the net proceeds of the IPO, which the Company anticipates will fully fund these expenditures. Note that the amounts included as funded regulatory compliance for periods prior to the IPO were included for comparative purposes. As these amounts were spent in prior periods, they were not included in the Company’s estimate of $32 million for the initiatives identified prior to the IPO. Funded regulatory compliance capital expenditures were $3.8 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $6.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. The increase was due to a program to install remote valve and pressure monitoring equipment on the Company’s transmission and storage system.  Expenditures to relocate certain valve operators above ground and apply corrosion protection also contributed to the increase over the prior periods.

Under the omnibus agreement that the Company entered into with EQT and its general partner at the closing of the IPO, EQT has reimbursement obligations to the Company related to certain capital expenditures. For a period of ten years after the closing of the IPO, EQT will reimburse the Company for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year. Additionally, EQT has agreed to reimburse the Company for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to the Company’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during any year, EQT will reimburse the Company for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO. The amounts included as reimbursable maintenance for periods prior to the IPO were included for comparative purposes. EQT has no reimbursement obligations for amounts spent in periods prior to the IPO.

Reimbursable P&A maintenance capital expenditures were $0.1 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was primarily due to fewer wells being plugged. Reimbursable bare steel maintenance capital expenditures were $0.6 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily related to the timing of costs associated with this program.

For 2013, the Company forecasts total capital expenditures to be approximately $78 million, inclusive of the additional capital expenditures of approximately $5 million related to the Jefferson compressor station expansion. The Company’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. Maintenance related capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under the Company’s credit facility, the issuance of additional partnership units and debt offerings.

Distributions

A cash distribution to unitholders of $0.35 per unit was paid on February 14, 2013 related to the fourth quarter of 2012. A cash distribution to unitholders of $0.37 per unit was paid on May 15, 2013 related to the first quarter of 2013. On July 15, 2013, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.40 per unit related to the second quarter of 2013.  The cash distribution is payable on August 14, 2013 to unitholders of record at the close of business on August 5, 2013.

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

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Consolidated Financial Statements on this Quarterly Report on Form 10-Q for the period ended June 30, 2013.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Midstream Partners, LP

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Other than the base gas the Company purchases and uses in its natural gas storage facilities, which is necessary to maintain pressure and deliverability in its storage pools and a small amount of natural gas it purchases for system operations, the Company generally does not take title to the natural gas that is stored or transported on its transmission system; accordingly, the Company is not exposed to commodity price fluctuations on natural gas stored in its facilities or transported through its pipelines by its customers. Base gas purchased and used in natural gas storage facilities, which was generally purchased more than 30 years ago, is considered a long-term asset and is not re-valued at current market prices. A certain amount of gas is naturally lost in connection with transporting natural gas across a pipeline system, and under the Company’s contractual arrangements with its customers the Company is entitled to retain a specified volume of natural gas in order to compensate the Company for such lost and unaccounted for volumes as well as its fuel usage. Historically the natural gas volumes retained from the Company’s transmission and storage customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to the Company’s transmission and storage agreements have been sufficient to cover the Company’s fuel usage and lost and unaccounted for volumes on the transmission and storage system. However, fuel usage and lost and unaccounted for volumes on its gathering system have historically exceeded the natural gas volumes retained from the Company’s gathering customers as compensation for its fuel usage and lost and unaccounted for volumes pursuant to its gathering agreements. As a consequence, the Company has purchased natural gas to make up for the difference.  For the six months ended June 30, 2013 and 2012, the Company’s actual fuel usage and lost and unaccounted for volumes exceeded the amounts recovered from its gathering customers for which the Company recognized $1.8 million and $1.4 million, respectively, of purchased gas cost as a component of operating and maintenance expense.  Except for the base gas in its natural gas storage facilities which the Company considers to be a long-term asset and volume and pricing variations related to the volumes of fuel purchased to make up for fuel usage and lost and unaccounted for volumes in excess of amounts recovered from customers, the Company’s current business model is designed to minimize its exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact its operations, changes in the price of natural gas over the intermediate term should not materially impact the Company’s operations. The Company has not historically engaged in material commodity hedging activities relating to its assets. However, the Company may engage in commodity hedging activities in the future, particularly if it undertakes growth projects or engages in acquisitions that expose it to direct commodity price risk.

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

Credit Risk

The Company is exposed to credit risk. Credit risk represents the loss that it would incur if a counterparty fails to perform under its contractual obligations. Approximately 92% and 87% of the Company’s third party accounts receivable balances of $3.9 million and $3.7 million as of June 30, 2013 and December 31, 2012, respectively, represent amounts due from marketers. The Company manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Company’s tariff requires customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Company’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice.   At June 30, 2013, EQT’s public senior debt had an investment grade credit rating.

EQT Midstream Partners, LP

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the Company’s general partner, including the general partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report.  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer of the Company’s general partner have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

2.1

Agreement and Plan of Merger by and among EQT Investments Holdings, LLC, EQT Midstream Services, LLC, Sunrise Pipeline, LLC, EQT Midstream Partners, LP and Equitrans, LP, dated as of July 15, 2013. The Company will furnish supplementally a copy of any omitted schedule and similar attachment to the Commission upon request.

10.1	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and EQT Energy, LLC, dated May 29, 2013, Contract No. EQTR16863-757.

10.2	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and EQT Energy, LLC, dated May 29, 2013, Contract No. EQTR16911-760.

10.3	Sunrise Expansion Precedent Agreement, dated May 30, 2013, between Equitrans, LP and EQT Energy, LLC

10.4	Precedent Agreement for Transportation Agreement, dated December 19, 2012

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By: EQT Midstream Services, LLC, its General Partner

By:	/s/	Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 25, 2013

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing

2.1

Agreement and Plan of Merger by and among EQT Investments Holdings, LLC, EQT Midstream Services, LLC, Sunrise Pipeline, LLC, EQT Midstream Partners, LP and Equitrans, LP, dated as of July 15, 2013. The Company will furnish supplementally a copy of any omitted schedule and similar attachment to the Commission upon request.

Filed as Exhibit 2.1 to Form 8-K (#001-35574) filed July 15, 2013.

10.1	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and EQT Energy, LLC, dated May 29, 2013, Contract No. EQTR16863-757.	Filed herewith as Exhibit 10.1

10.2	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and EQT Energy, LLC, dated May 29, 2013, Contract No. EQTR16911-760.	Filed herewith as Exhibit 10.2

10.3	Sunrise Expansion Precedent Agreement, dated May 30, 2013, between Equitrans, LP and EQT Energy, LLC	Filed herewith as Exhibit 10.3

10.4	Precedent Agreement for Transportation Agreement, dated December 19, 2012	Filed herewith as Exhibit 10.4

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101