Form 10-Q
period 2013-09-30
EQT Midstream Partners, LP
filed 2013-10-24
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of September 30, 2013, there were 30,468,902 Common Units, 17,339,718 Subordinated Units and 975,686 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA - a supplemental non-GAAP financial measure defined by the Company as net income plus net interest expense, depreciation and amortization expense, income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and the Sunrise Pipeline lease payments that were made prior to the Sunrise Merger.

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

distributable cash flow – a supplemental non-GAAP financial measure defined by the Company as adjusted EBITDA less net cash paid for interest, ongoing maintenance capital expenditures and reimbursable maintenance capital expenditures plus reimbursable maintenance capital expenditures expected to be reimbursed by EQT Corporation (EQT).

firm contract – a contract for transportation services that obligates a customer to pay a fixed monthly charge to reserve an agreed upon amount of pipeline capacity regardless of the actual pipeline capacity used by the customer during each month.

gas – all references to “gas” in this report refer to natural gas.

omnibus agreement - the agreement entered into among the Company, its general partner and EQT in connection with the Company’s initial public offering, pursuant to which EQT agreed to provide the Company with certain general and administrative services and a license to use the name “EQT” and related marks in connection with the Company’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between the Company and EQT.

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

GAAP – Generally Accepted Accounting Principles

IRS – Internal Revenue Service

SEC – Securities and Exchange Commission

Glossary of Commonly Used Terms, Abbreviations and Measurements

Measurements

Btu = one British thermal unit

BBtu  = billion British thermal units

Bcf    = billion cubic feet

Dth  =  million British thermal units

Mcf    = thousand cubic feet

MMBtu  = million British thermal units

MMcf   = million cubic feet

TBtu = trillion British thermal units

Tcf = one trillion cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP

STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013 (1)	2012 (1)
	(Thousands, except per unit amounts)
Revenues:
Operating revenues – affiliate	$35,783	$26,653	$105,573	$74,085
Operating revenues – third party	10,099	7,799	29,511	21,035
Total operating revenues	45,882	34,452	135,084	95,120

Operating expenses:
Operating and maintenance	7,732	8,109	21,093	21,295
Selling, general and administrative	5,279	5,224	15,662	14,120
Depreciation and amortization	5,278	4,645	15,493	10,853
Total operating expenses	18,289	17,978	52,248	46,268
Operating income	27,593	16,474	82,836	48,852
Other income, net	319	1,142	845	7,770
Interest (expense) income, net	(196)	68	(613)	(2,685)
Income before income taxes	27,716	17,684	83,068	53,937
Income tax (expense)	—	(1,726)	(4,053)	(15,217)
Net income	$27,716	$15,958	$79,015	$38,720

Calculation of Limited Partner Interest in Net Income:
Net income	$27,716	$15,958	$79,015	$38,720
Less:
Pre-acquisition net income allocated to Parent	—	(1,868)	(6,189)	(24,630)
General partner interest in net income	(755)	(312)	(1,726)	(312)
Limited partner interest in net income	$26,961	$13,778	$71,100	$13,778

Net income per limited partner unit – basic	$0.61	$0.40	$1.84	$0.40
Net income per limited partner unit – diluted	$0.60	$0.40	$1.84	$0.40

Limited partner units outstanding – basic	44,526	34,679	38,618	34,679
Limited partner units outstanding – diluted	44,639	34,684	38,731	34,684

Cash distributions declared per limited partner unit	$0.43	$0.35	$1.20	$0.35

(1)

Financial information for 2012 and the first six months of 2013 have been retrospectively recast to reflect Sunrise Pipeline, LLC (Sunrise), which merged into Equitrans, LP, a subsidiary of EQT Midstream Partners, LP, on July 22, 2013 (Sunrise Merger). See Note B for further discussion.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2013 (1)	2012 (1)
	(Thousands)
Cash flows from operating activities:
Net income	$79,015	$38,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,493	10,853
Deferred income taxes	(262)	27,357
Other income	(845)	(7,770)
Non-cash long-term compensation expense	772	2,150
Non-cash reserve adjustment	(680)	—
Changes in other assets and liabilities:
Accounts receivable	(983)	(10,689)
Accounts payable	(9,728)	189
Due to/from EQT affiliates	3,384	12,066
Other assets and liabilities	1,446	(7,989)
Net cash provided by operating activities	87,612	64,887

Cash flows from investing activities:
Capital expenditures	(56,424)	(168,300)
Net cash used in investing activities	(56,424)	(168,300)

Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	529,442	276,780
Sunrise merger payment (2)	(507,500)	—
Distribution of proceeds	—	(230,887)
Due to/from EQT	—	(44,657)
Retirement of long-term debt	—	(135,235)
Partners’ investments	—	276,543
Distributions paid to unitholders	(44,993)	—
Pre-merger distributions paid to EQT	(31,390)	(10,193)
Capital contributions	4,241	—
Payment of revolver fees	—	(1,864)
Net cash (used in) provided by financing activities	(50,200)	130,487

Net change in cash and cash equivalents	(19,012)	27,074
Cash and cash equivalents at beginning of period	50,041	—
Cash and cash equivalents at end of period	$31,029	$27,074

Cash paid during the period for:
Interest paid	$714	$6,237

Non-cash activity during the period for:
Non-cash dividend	$—	$12,229
Elimination of net current and deferred tax liabilities	$42,972	$143,587
Common and GP units issued for Sunrise Merger (2)	$32,500	$—

(1)	Financial information for 2012 and the first six months of 2013 have been retrospectively recast to reflect the Sunrise Merger. See Note B for further discussion.
(2)	Total consideration for the Sunrise Merger exceeded EQT’s net carrying value of the Sunrise assets by $324,456.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012 (1)
	(Thousands, except number of
	units)
ASSETS
Current assets:
Cash and cash equivalents	$31,029	$50,041
Accounts receivable (net of allowance for doubtful accounts of $84 as of September 30, 2013 and $64 as of December 31, 2012)	4,726	3,743
Accounts receivable – affiliate	12,091	11,911
Due from related party	4,271	10,133
Other current assets	593	645
Total current assets	52,710	76,473

Property, plant and equipment	857,107	800,844
Less: accumulated depreciation	(156,789)	(143,713)
Net property, plant and equipment	700,318	657,131

Regulatory assets	19,095	18,223
Other assets	1,398	1,810
Total assets	$773,521	$753,637

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$15,365	$25,093
Due to related party	—	1,273
Accrued liabilities	11,368	8,900
Total current liabilities	26,733	35,266

Deferred income taxes	—	40,842
Unrecognized tax benefits	—	1,920
Other long-term liabilities	2,373	2,760
Total liabilities	29,106	80,788

Partners’ capital:
Predecessor equity	—	197,773
Common units (30,468,902 and 17,339,718 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	830,111	313,304
Subordinated units (17,339,718 units issued and outstanding at September 30, 2013 and December 31, 2012)	(91,802)	153,664
General partner interest (975,686 and 707,744 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	6,106	8,108
Total partners’ capital	744,415	672,849
Total liabilities and partners’ capital	$773,521	$753,637

(1)	Financial information for 2012 has been retrospectively recast to reflect the Sunrise Merger. See Note B for further discussion.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (UNAUDITED)(1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)

Balance at January 1, 2012	$173,733	$—	$—	$—	$173,733
Net income	24,630	6,140	7,638	312	38,720
Investment by partners	276,543	—	—	—	276,543
Distributions paid	(10,193)	—	—	—	(10,193)
Non-cash distributions	(12,229)	—	—	—	(12,229)
Elimination of net current and deferred tax liabilities	143,587	—	—	—	143,587
Contribution of net assets to EQT Midstream Partners, LP	(400,231)	56,470	330,279	13,482	—
Issuance of common units to public, net of offering costs	—	276,780	—	—	276,780
Distribution of proceeds	—	(32,837)	(192,049)	(6,001)	(230,887)
Capital contribution	—	913	913	37	1,863
Equity-based compensation plans	—	403	—	—	403
Balance at September 30, 2012	$195,840	$307,869	$146,781	$7,830	$658,320

Balance at January 1, 2013	$197,773	$313,304	$153,664	$8,108	$672,849
Net income	6,189	39,994	31,106	1,726	79,015
Capital contribution	—	1,778	1,404	66	3,248
Equity-based compensation plans	—	772	—	—	772
Distributions to unitholders	—	(24,672)	(19,421)	(900)	(44,993)
Pre-merger distributions to EQT	(31,390)	—	—	—	(31,390)
Proceeds from equity offering, net of offering costs	—	529,442	—	—	529,442
Elimination of net current and deferred income tax liabilities	42,972	—	—	—	42,972
Sunrise net assets from EQT	(215,544)	—	—	—	(215,544)
Issuance of units	—	20,845	—	11,655	32,500
Purchase price in excess of net assets from EQT	—	(51,352)	(258,555)	(14,549)	(324,456)
Balance at September 30, 2013	$—	$830,111	$(91,802)	$6,106	$744,415

(1)	Financial information for 2012 and the first six months of 2013 have been retrospectively recast to reflect the Sunrise Merger. See Note B for further discussion.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

A.        Financial Statements

Organization

EQT Midstream Partners, LP (the Partnership, EQT Midstream Partners or the Company), which closed its initial public offering (IPO) on July 2, 2012, is a growth-oriented Delaware limited partnership formed by EQT Corporation in January 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes of EQT Midstream Partners. EQT Midstream Services, LLC is the Company’s general partner. References in these consolidated financial statements to the “Company,” when used for periods prior to the IPO, refer to Equitrans. References in these consolidated financial statements to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Immediately prior to the closing of the IPO, EQT Corporation contributed all of the partnership interests in Equitrans to the Partnership. Therefore, the historical financial statements contained in this report reflect the assets, liabilities and operations of Equitrans for periods ending before July 2, 2012 and EQT Midstream Partners for periods beginning at or following July 2, 2012. Additionally, as discussed below, the Company’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise, which was merged into the Company on July 22, 2013, because the transaction was a transfer between entities under common control. References in these consolidated financial statements to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

The Company issued 14,375,000 common units in the IPO. In addition, on July 22, 2013, the Company completed an underwritten public offering of an additional 12,650,000 common units, which included the full exercise of the underwriters’ over-allotment option.  The Company received net proceeds of approximately $529 million from the July 2013 offering, after deducting the underwriters’ discount and offering expenses of approximately $21 million. Net proceeds from the offering were used to fund the cash consideration paid to EQT in connection with the Sunrise Merger. See further discussion of the Sunrise Merger in Note B below.

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

The Company’s transmission and storage system includes an approximately 700 mile FERC-regulated interstate pipeline that connects to five long-haul interstate pipelines and multiple distribution companies. The transmission and storage system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity. As of September 30, 2013, the transmission assets had total throughput capacity of approximately 2.1 TBtu per day. Revenues are primarily driven by the Company’s firm transmission and storage contracts.

The Company’s gathering system consists of approximately 2,000 miles of FERC-regulated low-pressure gathering lines. Substantially all of the revenues associated with the Company’s gathering system are generated under interruptible gathering service contracts.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Company as of September 30, 2013 and December 31, 2012, the results of its operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012. Certain previously reported amounts have been reclassified to conform to the current year presentation.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

As discussed in Note B, the Sunrise Merger was a transfer between entities under common control; therefore, the Company recorded the assets and liabilities at EQT’s historical carrying value and recognized the excess of the payment to EQT over the purchase price as an adjustment to Partners’ Capital.  The Company has retrospectively recast the consolidated financial statements, footnotes and other financial information presented to reflect the results of the combined entities. The consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Company had owned the assets during the periods reported.

Due to the seasonal nature of the Company’s utility customer contracts, the interim statements for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Operating revenues are currently expected to be higher in the first and fourth quarters of each year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21 of this Quarterly Report on Form 10-Q.

Limited partner and general partner units

The following table summarizes common, subordinated and general partner units issued during the nine months ended September 30, 2013:

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at December 31, 2012	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger Consideration	479,184	—	267,942	747,126
Balance at September 30, 2013	30,468,902	17,339,718	975,686	48,784,306

As of September 30, 2013, EQT retained a 44.6% equity interest in the Company, which includes 3,443,902 common units, 17,339,718 subordinated units and 975,686 general partner units. EQT also holds the incentive distribution rights.

B.            Sunrise Merger

On July 15, 2013, the Company and Equitrans entered into an Agreement and Plan of Merger with EQT and Sunrise, a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company.  The Company paid EQT total consideration of $540 million consisting of a $507.5 million cash payment, 479,184 Company common units and 267,942 Company general partner units. Prior to the Sunrise Merger, Sunrise entered into a precedent agreement with a third party for firm transportation service over a twenty-year term. If a transportation agreement pursuant to this precedent agreement becomes effective on its current terms by December 31, 2014, the Company will make an additional payment of $110 million to EQT. The transportation agreement is subject to review by regulatory authorities, which is expected to be completed by year-end 2013. The Company does not consider it probable that the contract will become effective and thus has not recorded a contingent liability as of September 30, 2013. The Company will also pay EQT additional consideration in the event certain other transportation agreements on the Sunrise system become effective prior to December 31, 2014.

Prior to the Sunrise Merger, the Company operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was accounted for as a capital lease for GAAP purposes; therefore, prior to the merger, revenues and expenses associated with Sunrise were included in the Company’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. However, the monthly lease payment to EQT offset the impact of the Sunrise operations on the Company’s adjusted EBITDA and distributable cash flow.  Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated.

The Sunrise Merger was a transaction between entities under common control.  As a result, the Company was required to recast its financial statements retrospectively to reflect the Sunrise Merger including recasting depreciation expense recognized over the periods prior to the merger to reflect the pipeline’s useful life of 40 years.  Also, the Company recorded the assets

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

and liabilities of Sunrise at their carrying amounts to EQT on the date of the merger.  The $324.5 million difference between this net carrying value of $215.5 million and the total consideration of $540 million was recorded as a capital transaction with EQT.  As a result, this portion of the consideration is reported as a financing transaction in the statements of consolidated cash flows.  In addition, because the effect of the recast of the financial statements resulted in the elimination of the capital lease obligation from the Company to Sunrise which was essentially equal to the carrying value of the assets and liabilities, the remaining consideration was also reported as a financing transaction in the statements of consolidated cash flows.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

The historical statements of consolidated operations for the three and nine months ended September 30, 2012 have been recast to retrospectively reflect the Sunrise Merger, as presented below.

	Three Months Ended September 30, 2012
	Previously Reported	Sunrise	Eliminations	As Recast
	(Thousands)

Revenues:
Operating revenues – affiliate	$26,653	$—	$—	$26,653
Operating revenues – third party	7,799	—	—	7,799
Interest income from capital lease	—	2,801	(2,801)	—
Total operating revenues	34,452	2,801	(2,801)	34,452
Operating expenses:
Operating and maintenance	8,109	—	—	8,109
Selling, general and administrative	5,211	13	—	5,224
Depreciation and amortization	6,835	—	(2,190)	4,645
Total operating expenses	20,155	13	(2,190)	17,978
Operating income	14,297	2,788	(611)	16,474
Other income, net	615	527	—	1,142
Interest (expense) income, net	(2,901)	168	2,801	68
Income before income taxes	12,011	3,483	2,190	17,684
Income tax (expense)	—	(1,726)	—	(1,726)
Net income	$12,011	$1,757	$2,190	$15,958

	Nine Months Ended September 30, 2012
	Previously Reported	Sunrise	Eliminations	As Recast
	(Thousands)

Revenues:
Operating revenues – affiliate	$74,085	$—	$—	$74,085
Operating revenues – third party	21,035	—	—	21,035
Interest income from capital lease	—	2,801	(2,801)	—
Total operating revenues	95,120	2,801	(2,801)	95,120
Operating expenses:
Operating and maintenance	21,295	—	—	21,295
Selling, general and administrative	14,094	26	—	14,120
Depreciation and amortization	13,043	—	(2,190)	10,853
Total operating expenses	48,432	26	(2,190)	46,268
Operating income	46,688	2,775	(611)	48,852
Other income, net	7,243	897	(370)	7,770
Interest (expense) income, net	(5,654)	291	2,678	(2,685)
Income before income taxes	48,277	3,963	1,697	53,937
Income tax (expense)	(13,131)	(1,943)	(143)	(15,217)
Net income	$35,146	$2,020	$1,554	$38,720

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

The historical statement of consolidated cash flows for the nine months ended September 30, 2012 has been recast to retrospectively reflect the Sunrise Merger, as presented below.

	Nine Months Ended September 30, 2012
	Previously Reported	Sunrise	Eliminations	As Recast
	(Thousands)
Cash flows from operating activities:
Net income	$35,146	$2,020	$1,554	$38,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,043	—	(2,190)	10,853
Deferred income taxes	6,789	20,568	—	27,357
Other income	(7,243)	(897)	370	(7,770)
Non-cash long-term compensation expense	2,150	—	—	2,150
Changes in other assets and liabilities:
Accounts receivable	(10,689)	—	—	(10,689)
Accounts payable	(12,148)	12,337	—	189
Due to/from EQT affiliates	30,431	(18,365)	—	12,066
Other assets and liabilities	(6,263)	(1,992)	266	(7,989)
Net cash provided by operating activities	51,216	13,671	—	64,887
Cash flows from investing activities:
Capital expenditures	(147,379)	(20,921)	—	(168,300)
Collections on lease receivable	—	838	(838)	—
Net cash used in investing activities	(147,379)	(20,083)	(838)	(168,300)
Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	276,780	—	—	276,780
Distribution of proceeds	(230,887)	—	—	(230,887)
Due to/from EQT	(49,657)	5,000	—	(44,657)
Retirement of long-term debt	(135,235)	—	—	(135,235)
Partners’ investments	276,543	—	—	276,543
Distributions paid to EQT	(10,193)	—	—	(10,193)
Payment of revolver fees	(1,864)	—	—	(1,864)
Capital lease principal payments	(838)	—	838	—
Net cash provided by financing activities	124,649	5,000	838	130,487

Net change in cash and cash equivalents	28,486	(1,412)	—	27,074
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$28,486	$(1,412)	$—	$27,074

Cash paid during the period for:
Interest paid	$7,656	$—	$(1,419)	$6,237

Non-cash activity during the period for:
Capital lease asset/obligation	$213,605	$215,538	$(429,143)	$—
Non-cash distributions	$205,949	$193,720	$(387,440)	$12,229
Elimination of net current and deferred tax liabilities	$143,587	$—	$—	$143,587

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

The historical consolidated balance sheet as of December 31, 2012 has been recast to retrospectively reflect the Sunrise Merger, as presented below.

	December 31, 2012
	Previously Reported	Sunrise	Eliminations/ Reclassifications	As Recast
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,950	$28,091	$—	$50,041
Accounts receivable	3,743	—	—	3,743
Accounts receivable - affiliate	11,911	—	—	11,911
Due from related party	2,382	8,244	(493)	10,133
Lease receivable - current	—	9,537	(9,537)	—
Other current assets	645	—	—	645
Total current assets	40,631	45,872	(10,030)	76,473

Property, plant and equipment	795,498	—	5,346	800,844
Less: accumulated depreciation	(148,212)	—	4,499	(143,713)
Net property, plant and equipment	647,286	—	9,845	657,131

Regulatory assets	17,877	583	(237)	18,223
Lease receivable	—	209,997	(209,997)	—
Other assets	1,810	—	—	1,810
Total assets	$707,604	$256,452	$(210,419)	$753,637

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$9,452	$15,641	$—	$25,093
Due to related party	1,130	—	143	1,273
Lease obligation - current	9,537	—	(9,537)	—
Accrued liabilities	10,207	39	(1,346)	8,900
Total current liabilities	30,326	15,680	(10,740)	35,266

Lease obligation	203,305	—	(203,305)	—
Deferred income taxes	—	41,079	(237)	40,842
Unrecognized tax benefits	—	1,920	—	1,920
Other long-term liabilities	2,760	—	—	2,760
Total liabilities	236,391	58,679	(214,282)	80,788

Partners’ capital:
Predecessor equity	—	197,773	—	197,773
Common units	310,679	—	2,625	313,304
Subordinated units	148,397	—	5,267	153,664
General partner interest	12,137	—	(4,029)	8,108
Total partners’ capital	471,213	197,773	3,863	672,849
Total liabilities and partners’ capital	$707,604	$256,452	$(210,419)	$753,637

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

The historical consolidated statement of partners’ capital for the nine months ended September 30, 2012 has been recast to retrospectively reflect the Sunrise Merger, as presented below.

	Nine Months Ended September 30, 2012
	Previously Reported	Sunrise	Eliminations	As Recast
	(Thousands)
Balance at January 1, 2012	$173,633	$100	$—	$173,733
Net income	35,146	2,020	1,554	38,720
Investment by partners	276,543	—	—	276,543
Investment by parent	—	193,720	(193,720)	—
Distributions paid	(10,193)	—	—	(10,193)
Non-cash distributions	(205,949)	—	193,720	(12,229)
Elimination of net current and deferred tax liabilities	143,587	—	—	143,587
Contribution of net assets to EQT Midstream Partners, LP	—	—	—	—
Issuance of common units to public, net of offering costs	276,780	—	—	276,780
Distribution of proceeds	(230,887)	—	—	(230,887)
Capital contribution	1,863	—	—	1,863
Equity-based compensation plans	403	—	—	403
Balance at September 30, 2012	$460,926	$195,840	$1,554	$658,320

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

All of the Company’s operating revenues, income from operations and assets are generated or located in the United States.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands)
Revenues from external customers:
Transmission and storage	$42,858	$30,606	$125,883	$83,116
Gathering	3,024	3,846	9,201	12,004
Total	$45,882	$34,452	$135,084	$95,120

Operating income (loss):
Transmission and storage	$30,435	$18,705	$90,562	$52,854
Gathering	(2,842)	(2,231)	(7,726)	(4,002)
Total operating income	$27,593	$16,474	$82,836	$48,852

Reconciliation of operating income to net income:
Other income, net	319	1,142	845	7,770
Interest (expense) income, net	(196)	68	(613)	(2,685)
Income tax (expense)	—	(1,726)	(4,053)	(15,217)
Net income	$27,716	$15,958	$79,015	$38,720

	September 30, 2013	December 31, 2012
	(Thousands)
Segment assets:
Transmission and storage	$683,260	$678,437
Gathering	90,261	75,200
Total assets	$773,521	$753,637

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands)
Depreciation and amortization:
Transmission and storage	$4,542	$3,926	$13,295	$8,744
Gathering	736	719	2,198	2,109
Total	$5,278	$4,645	$15,493	$10,853

Expenditures for segment assets:
Transmission and storage	$27,280	$38,289	$50,503	$164,205
Gathering	2,260	2,979	5,921	4,095
Total	$29,540	$41,268	$56,424	$168,300

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

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

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

The Company also entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), pursuant to which EQT Gathering provides the Company’s pipelines and storage facilities with certain operational and management services.  The Company reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement as described above.

E.                        Income Taxes

The Company’s financial statements for the periods prior to the IPO include U.S. federal and state income tax as its income was reported and included as part of EQT’s consolidated federal tax return.  In conjunction with the contribution by EQT of the ownership of Equitrans to the Partnership immediately prior to the IPO, approximately $143.6 million of net current and deferred income tax liabilities were eliminated through equity. Effective July 2, 2012, as a result of its limited partnership structure, the Company is no longer subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Company flow through to the unitholders, and accordingly, do not result in a provision for income taxes for the Company.

As discussed in Note B, the Company completed the Sunrise Merger on July 22, 2013 which was a transaction between entities under common control. Prior to this transaction, Sunrise’s income was reported and included as part of EQT’s consolidated federal tax return; therefore, the Sunrise financial statements included U.S. federal and state income tax.  Accordingly, the income tax effects associated with Sunrise’s operations prior to the Sunrise Merger are reflected in the consolidated financial statements. In the third quarter of 2013, in connection with the Sunrise Merger and the resulting change in tax status of Sunrise, approximately $43.0 million of net current and deferred income tax liabilities were eliminated through equity.

F.                         Debt

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

There were no amounts outstanding under the credit facility at September 30, 2013 or December 31, 2012. Additionally, the Company did not have any short-term loans outstanding at any time during the three or nine months ended September 30, 2013 and 2012, respectively. For the three and nine months ended September 30, 2013, commitment fees of approximately $0.2 million and $0.7 million, respectively, were paid to maintain credit availability under the Company’s revolving credit facility at an annual rate of 25 basis points. For the three months ended September 30, 2012, commitment fees of approximately $0.2 million were paid to maintain credit availability under the Company’s revolving credit facility at an annual rate of 25 basis points.

G.                       Net Income per Limited Partner Unit and Cash Distributions

The Company’s net income is allocated to the general partner and limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the Company’s partnership agreement) for the period. Net income allocated to the general partner for the three and nine months

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

ended September 30, 2013 includes amounts attributed to incentive distributions. The Company’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Company’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Potentially dilutive securities, consisting of performance awards and phantom units, included in the calculation of diluted net income per limited partner unit totaled 112,281 and 4,780 for the three months ended September 30, 2013 and 2012, respectively, and 113,297 and 4,780 for the nine months ended September 30, 2013 and 2012, respectively. Performance awards of 146,490 were not included in potentially dilutive securities for the three and nine months ended September 30, 2012 because the performance condition was not met.

The following table presents the Company’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to periods prior to the IPO and to the Sunrise Pipeline assets for periods prior to July 22, 2013 is not allocated to the limited partners for purposes of calculating net income per limited partner unit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Net income	$27,716	$15,958	$79,015	$38,720
Less:
Pre-acquisition net income allocated to Parent	—	(1,868)	(6,189)	(24,630)
General partner interest in net income – 2%	(554)	(312)	(1,525)	(312)
General partner interest in net income attributable to incentive distribution rights	(201)	—	(201)	—
Limited partner interest in net income	$26,961	$13,778	$71,100	$13,778

Net income allocable to common units	$17,011	$6,140	$39,994	$6,140
Net income allocable to subordinated units	9,950	7,638	31,106	7,638
Limited partner interest in net income	$26,961	$13,778	$71,100	$13,778

Weighted average limited partner units outstanding – basic
Common units	27,186	17,340	21,278	17,340
Subordinated units	17,340	17,339	17,340	17,339
Total	44,526	34,679	38,618	34,679

Weighted average limited partner units outstanding – diluted
Common units	27,299	17,345	21,391	17,345
Subordinated units	17,340	17,339	17,340	17,339
Total	44,639	34,684	38,731	34,684

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Net income per limited partner unit – basic
Common units	$0.63	$0.35	$1.88	$0.35
Subordinated units	0.57	0.44	1.79	0.44
Total	$0.61	$0.40	$1.84	$0.40

Net income per limited partner unit – diluted
Common units	$0.62	$0.35	$1.87	$0.35
Subordinated units	0.57	0.44	1.79	0.44
Total	$0.60	$0.40	$1.84	$0.40

The Company’s partnership agreement requires that, within 45 days after the end of each quarter, the Company distribute all of its available cash (described below) to unitholders of record on the applicable record date.  As further discussed in Note I, a quarterly cash distribution was declared on October 22, 2013, payable November 14, 2013 to unitholders of record on November 4, 2013.

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

Subordinated Units

All subordinated units are held by EQT. The Company’s partnership agreement provides that, during the period of time referred to as the “subordination period,” the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.35 per common unit (the minimum quarterly distribution, as defined in the Company’s partnership agreement) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to distribute the minimum quarterly distribution to the common units. The subordination period will end and the subordinated units will convert to common units on a one-for-one basis when certain distribution requirements, as defined in the Company’s partnership agreement, have been met.

Incentive Distribution Rights

All incentive distribution rights are held by the Company’s general partner. Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

been achieved. The Company’s general partner may transfer the incentive distribution rights separately from its general partner interest, subject to restrictions in the Company’s partnership agreement.

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

	Total Quarterly Distribution per	Marginal Percentage Interest in Distributions
	Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.3500	98.0%	2.0%
First Target Distribution	Above $0.3500 up to $0.4025	98.0%	2.0%
Second Target Distribution	Above $0.4025 up to $0.4375	85.0%	15.0%
Third Target Distribution	Above $0.4375 up to $0.5250	75.0%	25.0%
Thereafter	Above $0.5250	50.0%	50.0%

To the extent these incentive distributions are made to the general partner, there will be more available cash proportionally allocated to the general partner than to holders of common and subordinated units.

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

I.                            Subsequent Events

On October 22, 2013, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders for the third quarter of 2013 of $0.43 per common and subordinated unit, $0.4 million to the general partner related to its 2% general partner interest and $0.2 million to the general partner related to its incentive distribution rights.   The cash distribution will be paid on November 14, 2013 to unitholders of record at the close of business on November 4, 2013.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (the Partnership, EQT Midstream Partners or the Company) closed its initial public offering (IPO) on July 2, 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes of EQT Midstream Partners.  References in the following discussion to the “Company,” when used for periods prior to the IPO, refer to Equitrans.  References in the following discussion to the “Company,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Immediately prior to the closing of the IPO, EQT Corporation contributed all of the partnership interests in Equitrans to the Partnership. Therefore, the historical financial statements contained in this report reflect the assets, liabilities and operations of Equitrans for periods ending before July 2, 2012 and EQT Midstream Partners for periods beginning at or following July 2, 2012. Additionally, as discussed below, the Company’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise Pipeline, LLC (Sunrise), which was merged into the Company on July 22, 2013, as the transaction was a transfer between entities under common control.

The following discussion analyzes, among other things, the financial condition and results of operations of the Company. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including guidance regarding transmission and storage and gathering revenue growth (and related adjusted EBITDA and distributable cash flow) and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to such programs); natural gas production growth in the Company’s operating areas for EQT and third parties; the amount and timing of distributions; the effect of the termination of the Sunrise Pipeline lease on adjusted EBITDA and distributable cash flow; projected operating and capital expenditures, including the amount and timing of capital expenditures reimbursable by EQT; liquidity and financing requirements, including funding sources and availability; asset acquisitions, including the Company’s ability to complete any asset purchases from EQT and third parties; the effects of government regulation, litigation and tax position. The forward-looking statements in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Company has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control.  The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Overview

On July 15, 2013, the Company and Equitrans entered into an Agreement and Plan of Merger with EQT and Sunrise Pipeline, LLC (Sunrise), a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company (the Sunrise Merger).  The Company paid EQT total consideration of $540 million consisting of a $507.5 million cash payment, 479,184 Company common units and 267,942 Company general partner units. Prior to the Sunrise Merger, Sunrise entered into a precedent agreement with a third party for firm transportation service over a twenty-year term. If a transportation agreement pursuant to this precedent agreement becomes effective on its current terms by December 31, 2014, the Company will make an additional payment of $110 million to EQT. The transportation agreement is subject to review by regulatory authorities, which is expected to be completed by year-end 2013. The Company does not consider it probable that the contract will become effective and thus has not recorded a contingent liability as of September 30, 2013. The Company will also pay EQT additional consideration in the event certain other transportation agreements on the Sunrise system become effective prior to December 31, 2014.

Prior to the Sunrise Merger, the Company operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was accounted for as a capital lease for GAAP purposes and, as a result, revenues and expenses associated with Sunrise were included in the Company’s financial statements. However, the monthly lease payment to EQT offset the impact of Sunrise operations on the Company’s adjusted EBITDA and distributable cash flow.  Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated; therefore, adjusted EBITDA and distributable cash flow are expected to increase in future periods because no further lease payments will be made. As the transaction was between entities under common control, the Company’s historical consolidated financial statements have been retrospectively recast to reflect the results attributable to Sunrise for all periods presented.

On July 22, 2013, the Company completed an underwritten public offering of 12,650,000 common units, which included the full exercise of the underwriters’ over-allotment option, representing limited partner interests in the Company.  Net proceeds from the offering were used to finance the cash consideration paid to EQT in connection with the Sunrise Merger. Following the offering and Sunrise Merger, EQT retained a 44.6% equity interest in the Company, which includes 3,443,902 common units, 17,339,718 subordinated units and 975,686 general partner units. The Company received net proceeds of approximately $529 million from the offering after deducting the underwriters’ discount and estimated offering expenses of approximately $21 million.

Highlights for the third quarter of 2013 include:

•                  Increased transmission and storage revenues by 40% for the three months ended September 30, 2013 as compared to the same period in 2012, driven by production development in the Marcellus play, which increased net income by $11.8 million for the three months ended September 30, 2013 as compared to the same period in 2012.

•                  Achieved adjusted EBITDA of $33.1 million for the three months ended September 30, 2013 as compared to $17.2 million for the three months ended September 30, 2012.

•                  Achieved distributable cash flow of $29.2 million for the three months ended September 30, 2013 as compared to $11.6 million for the three months ended September 30, 2012.

•                  Increased cash distribution to unitholders to $0.43 per unit, which represents an 8% increase over the previous distribution paid on August 14, 2013 of $0.40 per unit.

Adjusted EBITDA and distributable cash flow are supplemental non-GAAP financial measures. For an explanation of these measures and a reconciliation of these measures to their most directly comparable GAAP financial measures, please read the discussion below under “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	%	2013	2012	%
	(Thousands, except per unit amounts)
Operating revenues:
Transmission and storage revenues	$42,858	$30,606	40.0	$125,883	$83,116	51.5
Gathering revenues	3,024	3,846	(21.4)	9,201	12,004	(23.4)
Total operating revenues	45,882	34,452	33.2	135,084	95,120	42.0
Operating expenses:
Operating and maintenance	7,732	8,109	(4.6)	21,093	21,295	(0.9)
Selling, general and administrative	5,279	5,224	1.1	15,662	14,120	10.9
Depreciation and amortization	5,278	4,645	13.6	15,493	10,853	42.8
Total operating expenses	18,289	17,978	1.7	52,248	46,268	12.9
Operating income	27,593	16,474	67.5	82,836	48,852	69.6
Other income, net	319	1,142	(72.1)	845	7,770	(89.1)
Interest (expense) income, net	(196)	68	(388.2)	(613)	(2,685)	(77.2)
Income before income taxes	27,716	17,684	56.7	83,068	53,937	54.0
Income tax (expense)	—	(1,726)	(100.0)	(4,053)	(15,217)	(73.4)
Net income	$27,716	$15,958	73.7	$79,015	$38,720	104.1

Adjusted EBITDA (1)	$33,081	$17,190	92.4	$83,220	$17,190	N/M(2)
Distributable cash flow (1)	$29,183	$11,632	150.9	$74,711	$11,632	N/M(2)

(1)              Adjusted EBITDA and distributable cash flow are supplemental non-GAAP financial measures presented for the post-IPO period only. For an explanation of these measures and a reconciliation of these measures to their most directly comparable GAAP financial measures, please read the sections below titled “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

(2)              Not meaningful data as the amounts presented are for the nine months ended September 30, 2013 compared to the post-IPO period of the three months ended September 30, 2012.

Business Segment Results

Operating segments are evaluated on their contribution to the Company’s consolidated results based on operating income. Interest and other income are managed on a consolidated basis. The Company has presented each segment’s operating income and various operational measures in the sections below. Management believes that presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. In addition, management uses these measures for budget planning purposes. The Company has reconciled each segment’s operating income to the Company’s consolidated operating income and net income in Note C to the Consolidated Financial Statements.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	%	2013	2012	%
	(Thousands, except per day amounts)
SEGMENT FINANCIAL DATA – TRANSMISSION AND STORAGE
Operating revenues:
Operating revenues – affiliate	$34,102	$24,196	40.9	$100,588	$66,376	51.5
Operating revenues – third party	8,756	6,410	36.6	25,295	16,740	51.1
Total operating revenues	42,858	30,606	40.0	125,883	83,116	51.5
Operating expenses:
Operating and maintenance	3,999	4,068	(1.7)	10,773	11,096	(2.9)
Selling, general and administrative	3,882	3,907	(0.6)	11,253	10,422	8.0
Depreciation and amortization	4,542	3,926	15.7	13,295	8,744	52.0
Total operating expenses	12,423	11,901	4.4	35,321	30,262	16.7
Operating income	$30,435	$18,705	62.7	$90,562	$52,854	71.3

SEGMENT OPERATIONAL DATA – TRANSMISSION AND STORAGE
Transmission pipeline throughput (BBtu per day)	1,210	649	86.4	1,088	544	100.0
Capital expenditures	$27,280	$38,289	(28.8)	$50,503	$164,205	(69.2)

SEGMENT FINANCIAL DATA – GATHERING
Operating revenues:
Operating revenues – affiliate	$1,681	$2,457	(31.6)	$4,985	$7,709	(35.3)
Operating revenues – third party	1,343	1,389	(3.3)	4,216	4,295	(1.8)
Total operating revenues	3,024	3,846	(21.4)	9,201	12,004	(23.4)
Operating expenses:
Operating and maintenance	3,733	4,041	(7.6)	10,320	10,199	1.2
Selling, general and administrative	1,397	1,317	6.1	4,409	3,698	19.2
Depreciation and amortization	736	719	2.4	2,198	2,109	4.2
Total operating expenses	5,866	6,077	(3.5)	16,927	16,006	5.8
Operating loss	$(2,842)	$(2,231)	27.4	$(7,726)	$(4,002)	93.1

SEGMENT OPERATIONAL DATA – GATHERING
Gathering volumes (BBtu per day)	58	75	(22.7)	60	78	(23.1)
Capital expenditures	$2,260	$2,979	(24.1)	$5,921	$4,095	44.6

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total operating revenues were $45.9 million for the three months ended September 30, 2013 compared to $34.5 million for the three months ended September 30, 2012. The increase was due to a $12.3 million increase in transmission and storage revenues partly offset by a decrease in gathering revenues.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transmission and storage revenues increased primarily as a result of increased firm transmission service capacity contracts and increased system throughput. This includes $13.0 million of increased contracted transmission capacity and usage revenues associated with the Sunrise Pipeline and the Blacksville compressor station, which were completed in July and September 2012, respectively, and $0.4 million of fees associated with transported volumes in excess of firm capacity. These increases primarily resulted from increased production development in the Marcellus play. The average daily transmission throughput on the Company’s system increased by 561 BBtu per day during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. These increases were partly offset by a $1.2 million decrease in revenues from storage and parking services.

The average daily volumes gathered decreased 17 BBtu, or 23%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, which resulted in reduced gathering revenues.  The decreased volumes were primarily the result of affiliates utilizing new direct interconnects to the Company’s transmission and storage systems.

Operating expenses totaled $18.3 million for the three months ended September 30, 2013 compared to $18.0 million for the three months ended September 30, 2012. The increase in operating expenses was due to a $0.6 million increase in depreciation and amortization expense partly offset by a decrease in operating and maintenance expense.

The increase in depreciation and amortization expense was primarily in the transmission and storage segment and resulted from increased investment in transmission infrastructure, including the Blacksville compressor station.

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction. The decrease in other income for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012 primarily resulted from a decrease in applicable construction expenditures in connection with the completion of the Blacksville compressor station.

Interest expense for the three months ended September 30, 2013 was $0.2 million compared to interest income of $0.1 million for the three months ended September 30, 2012. The decrease in interest income primarily relates to a decrease in AFUDC applicable to interest costs which resulted from a decrease in applicable construction expenditures in connection with the completion of the Blacksville compressor station.

Sunrise incurred income tax expense of $1.7 million for the three months ended September 30, 2012. From and after the IPO, the Company is not subject to U.S. federal and state income taxes. Income earned prior to July 2, 2012 was subject to federal and state income tax.  As previously noted, the Sunrise Merger on July 22, 2013 was a transfer between entities under common control for which the financial statements of the Company have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with Sunrise’s operations prior to the Sunrise Merger are reflected in the consolidated financial statements as Sunrise was previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from these changes in the tax status.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Total operating revenues were $135.1 million for the nine months ended September 30, 2013 compared to $95.1 million for the nine months ended September 30, 2012. The increase was due to a $42.8 million increase in transmission and storage revenues partly offset by a decrease in gathering revenues.

Transmission and storage revenues increased as a result of increased firm transmission service capacity contracts and increased system throughput. This includes $33.4 million of firm transmission capacity and usage revenues associated with the Sunrise Pipeline and the Blacksville compressor station, $10.3 million of fees associated with transported volumes in excess of firm capacity and $1.8 million of increased pipeline safety revenues. These increases primarily resulted from increased production development in the Marcellus play. These increases were partly offset by a $2.5 million decrease in revenues from storage and parking services. The average daily transmission throughput on the Company’s system increased by 544 BBtu per day during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. For the nine months ended September 30, 2013, approximately 67% of the Company’s total operating revenues were generated from firm capacity reservation charges.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average daily volumes gathered decreased 18 BBtu, or 23%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, which resulted in reduced gathering revenues.  The decreased volumes were primarily the result of affiliates utilizing new direct interconnects to the Company’s transmission and storage systems.

Operating expenses totaled $52.2 million for the nine months ended September 30, 2013 compared to $46.3 million for the nine months ended September 30, 2012. The increase in operating expenses was due to increased depreciation and amortization expense of $4.6 million and increased selling, general and administrative expenses of $1.5 million partly offset by a slight decrease in operating and maintenance expense.

The increase in depreciation and amortization expense was primarily in transmission and storage as a result of increased investment in transmission infrastructure, including the Sunrise Pipeline and the Blacksville compressor station.

Selling, general and administrative expenses increased in both segments primarily due to increased personnel costs of $1.8 million and transaction costs incurred in connection with the Sunrise Merger of $0.7 million. These expense increases were partly offset by a decrease in long-term incentive compensation expense of $1.1 million. The historical financial statements prior to the Company’s IPO included long-term incentive compensation expenses associated with the EQT long-term incentive plan, which expense was not allocable to the Partnership subsequent to the IPO.

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction. The decrease in other income for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 primarily resulted from a decrease in applicable construction expenditures in connection with the completion of the Sunrise Pipeline project, which was placed into service in July 2012.

Interest expense was $0.6 million for the nine months ended September 30, 2013 compared to $2.7 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, interest expense primarily related to commitment fees paid to maintain availability under the Company’s credit facility. For the nine months ended September 30, 2012, interest expense primarily related to intercompany debt which was repaid in June 2012.

Income tax expense was $4.1 million for the nine months ended September 30, 2013 compared to $15.2 million for the nine months ended September 30, 2012. From and after the IPO, the Company is not subject to U.S. federal and state income taxes. Income earned by the Company prior to July 2, 2012 was subject to federal and state income tax. As previously noted, the Sunrise Merger on July 22, 2013 was a transfer between entities under common control for which the financial statements of the Company have been retrospectively recast to reflect the combined entities. Accordingly, the income tax effects associated with Sunrise’s operations prior to the Sunrise Merger are reflected in the consolidated financial statements as Sunrise was previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from these changes in the tax status.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Company defines adjusted EBITDA as net income plus net interest expense, depreciation and amortization expense, income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and the Sunrise Pipeline lease payments that were made prior to the Sunrise Merger. As used herein, the Company defines distributable cash flow as adjusted EBITDA less net cash paid for interest, ongoing maintenance capital expenditures and reimbursable maintenance capital expenditures plus reimbursable maintenance capital expenditures expected to be reimbursed by EQT.  Distributable cash flow should not be viewed as indicative of the actual amount of cash that the Company has available for distributions from operating surplus or that the Company plans to distribute. Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Company’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

The Company believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing the Company’s financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, the Company’s definition of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Reconciliation of Non-GAAP Measures

The following table presents a reconciliation of adjusted EBITDA and distributable cash flow with net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012 (1)
	(Thousands)

Net income	$27,716	$15,958	$79,015	$15,958
Add:
Interest expense (income), net	196	(68)	613	(68)
Depreciation and amortization	5,278	4,645	15,493	4,645
Income tax expense	—	1,726	4,053	1,726
Non-cash long-term compensation expense	210	403	772	403
Non-cash reserve adjustment	—	—	(680)	—
Less:
Other income, net	(319)	(1,142)	(845)	(1,142)
Sunrise Pipeline lease payment	—	(4,332)	(15,201)	(4,332)
Adjusted EBITDA	$33,081	$17,190	$83,220	$17,190
Less:
Cash interest, net	(224)	(221)	(664)	(221)
Ongoing maintenance capital expenditures(2)	(3,674)	(5,337)	(7,845)	(5,337)
Reimbursable P&A maintenance capital expenditures(3)	—	(116)	(566)	(116)
Reimbursable bare steel maintenance capital expenditures(3)	(1,390)	(1,746)	(2,682)	(1,746)
Add:
Reimbursement of reimbursable P&A maintenance capital expenditures(3)	—	116	566	116
Reimbursement of reimbursable bare steel maintenance capital expenditures(3)	1,390	1,746	2,682	1,746
Distributable cash flow	$29,183	$11,632	$74,711	$11,632

Net cash provided by operating activities	$35,468	$8,754	$87,612	$8,754
Adjustments:
Interest expense (income), net	196	(68)	613	(68)
Current tax (benefit) expense	—	(16,258)	4,314	(16,258)
Sunrise Pipeline lease payment	—	(4,332)	(15,201)	(4,332)
Other, including changes in working capital	(2,583)	29,094	5,882	29,094
Adjusted EBITDA	$33,081	$17,190	$83,220	$17,190

(1)         Presented for post-IPO period only.

(2)         Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, the Company’s operating capacity or operating income.

(3)         EQT has reimbursement obligations to the Company for certain capital expenditures for plugging and abandonment (P&A) of natural gas wells and bare steel pipe replacement. For further explanation of these reimbursable maintenance capital expenditures, see the section below titled “Capital Requirements.”

Adjusted EBITDA was $33.1 million for the three months ended September 30, 2013 compared to $17.2 million for the three months ended September 30, 2012. The increase was primarily a result of increased transmission and storage operating revenues from firm transmission service and increased throughput related to production

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

development in the Marcellus play and the elimination of the Sunrise lease payment, which resulted from the Sunrise Merger and the related termination of the lease. Distributable cash flow was $29.2 million for the three months ended September 30, 2013 compared to $11.6 million for the three months ended September 30, 2012. The increase was mainly attributable to the increase in Adjusted EBITDA.

Outlook

The Company’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. The Company believes that it is well-positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus Shale that lack substantial natural gas pipeline infrastructure. As production increases in the Company’s areas of operations, the Company believes it will have a competitive advantage in attracting volumes to its system through relatively low-cost capacity expansions. Additionally, the Company may acquire additional midstream assets from EQT, or pursue selected asset acquisitions from third parties, to the extent such acquisitions complement the Company’s or EQT’s existing asset base or allow the Company to capture operational efficiencies from EQT’s production. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to the Company.

In the near term, the Company expects that the following internal transmission and storage expansion projects also will allow it to capitalize on increased drilling activity by EQT and other third-party producers.

•                  Low Pressure East Expansion Project.   This project involves uprating or replacing 26 miles of existing transmission pipeline in Greene, Washington and Allegheny counties in Pennsylvania at a cost of approximately $30 million.  The Company expects to complete and place this project into service in the fourth quarter of 2013. When complete, this project is expected to triple the current maximum allowable operating pressure of the pipeline, thereby creating approximately 150 BBtu per day of incremental firm transmission capacity on the system.

•                  Jefferson Compressor Station Expansion Project. This project involves expanding the Jefferson compressor station to provide approximately 550 BBtu per day of incremental capacity on the Sunrise Pipeline system. When complete, the project is expected to more than double the existing throughput capacity on the Sunrise Pipeline of approximately 400 BBtu per day. The expansion, which is expected to cost approximately $30 million, is expected to be placed into service in the third quarter of 2014.

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

Operating Activities

Net cash provided by operating activities totaled $87.6 million for the nine months ended September 30, 2013 compared to $64.9 million for the same period of 2012.  The increase was primarily a result of increased transmission and storage operating revenues from firm transmission service and increased revenues associated with transported volumes in excess of firm capacity related to production development in the Marcellus play. These increases were partly offset by the 2012 cash receipt from EQT for bonus depreciation on the Sunrise Pipeline prior to the Sunrise Merger when Sunrise was included in the consolidated tax return of EQT.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

Net cash used in investing activities was $56.4 million for the nine months ended September 30, 2013 compared to $168.3 million for the same period of 2012.  The decrease was primarily attributable to a decrease in capital expenditures resulting from the completion of the Sunrise Pipeline in the third quarter of 2012.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash used in financing activities was $50.2 million for the nine months ended September 30, 2013 compared to $130.5 million of net cash provided by financing activities for the same period of 2012.  On July 22, 2013, the Company paid Sunrise Merger consideration to EQT of $507.5 million. The Company also paid cash distributions to unitholders of $45.0 million and Sunrise pre-merger distributions to EQT of $31.4 million. These cash outflows were partially funded by the net proceeds the Company received from its July 2013 equity offering of approximately $529.4 million, after deducting the underwriters’ discount and offering expenses.

For the nine months ended September 30, 2012, the Company received net proceeds from the IPO of approximately $276.8 million, after deducting the underwriters’ discount and a structuring fee and offering expenses. Approximately $230.9 million of the proceeds were distributed to EQT and $1.9 million was used by the Company to pay revolving credit facility origination fees.

Prior to the IPO, certain affiliate payables were viewed as financing transactions as the Company would have otherwise obtained demand notes or term loans from EQT Capital Corporation (EQT Capital), EQT’s subsidiary finance company, to fund these transactions. Subsequent to the IPO, these transactions reflect services rendered on behalf of the Company by EQT and its affiliates for operating expenses which are expected to be settled monthly. Therefore, these transactions are classified as operating activities subsequent to the IPO.

The Company’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage coverage and interest coverage ratios, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Company is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Company obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) and, until the Company obtains an investment grade rating, a consolidated interest coverage ratio of not less than 3.00 to 1.00.  As of September 30, 2013, the Company was in compliance with all credit facility provisions and covenants.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Capital expenditures for the three and nine months ended September 30, 2013 and 2012 were as follows:

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Thousands)
Expansion capital expenditures	$20,693	$31,033	$35,480	$151,294
Maintenance capital expenditures:
Ongoing maintenance	3,674	5,337	7,845	9,399
Funded regulatory compliance	3,783	3,036	9,851	3,232
Reimbursable P&A maintenance	—	116	566	2,094
Reimbursable bare steel maintenance	1,390	1,746	2,682	2,281
Total maintenance capital expenditures	8,847	10,235	20,944	17,006
Total capital expenditures	$29,540	$41,268	$56,424	$168,300

Expansion capital expenditures totaled $20.7 million and $31.0 million for the three months ended September 30, 2013 and 2012, respectively, and $35.5 million and $151.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily due to the completion of the Sunrise Pipeline project and the Blacksville compressor station project which were placed into service during the third quarter of 2012. These decreases were offset by capital expenditures in the current year on the Low Pressure East expansion project and the Jefferson compressor station expansion project.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance and reimbursable maintenance capital expenditures. Ongoing maintenance capital expenditures were $3.7 million and $5.3 million for the three months ended September 30, 2013 and 2012, respectively, and $7.8 million and $9.4 million for the nine months ended September 30, 2013 and 2012, respectively. The period over period changes are primarily related to the timing of projects.

Funded regulatory compliance capital expenditures were $3.8 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and $9.9 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in 2013 was due to a program to install remote valve and pressure monitoring equipment on the Company’s transmission and storage system.  Expenditures to relocate certain valve operators above ground and apply corrosion protection also contributed to the increase over the prior periods. Note that the amounts included as funded regulatory compliance for periods prior to the IPO were included for comparative purposes. As these amounts were spent in prior periods, they were not included in the Company’s estimate of $32 million for the initiatives identified at the time of the IPO.

There were no reimbursable P&A maintenance capital expenditures for the three months ended September 30, 2013 compared to $0.1 million for the three months ended September 30, 2012 and there were $0.6 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily due to fewer wells being plugged. Reimbursable bare steel maintenance capital expenditures were $1.4 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily related to the timing of costs associated with this program. The amounts included as reimbursable maintenance for periods prior to the IPO were included for comparative purposes. EQT has no reimbursement obligations for amounts spent in periods prior to the IPO.

For 2013, the Company forecasts total capital expenditures to be approximately $78 million to $83 million. The Company’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. Maintenance related capital expenditures are also expected to vary quarter to quarter. The Company expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under the Company’s credit facility, the issuance of additional partnership units and debt offerings.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Distributions

A cash distribution to unitholders of $0.40 per unit was paid on August 14, 2013 related to the second quarter of 2013. On October 22, 2013, the Company announced that the Board of Directors of its general partner declared a cash distribution to the Company’s unitholders of $0.43 per unit related to the third quarter of 2013.  The cash distribution is payable on November 14, 2013 to unitholders of record at the close of business on November 4, 2013.

Contractual Obligations

As previously described in the Executive Overview section, the Sunrise Pipeline capital lease obligation was eliminated as a result of the Sunrise Merger.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company.  While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

Critical Accounting Policies

The Company’s critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Consolidated Financial Statements on this Quarterly Report on Form 10-Q for the period ended September 30, 2013.  The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

EQT Midstream Partners, LP

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Other than the base gas the Company purchases and uses in its natural gas storage facilities, which is necessary to maintain pressure and deliverability in its storage pools, and the small amount of natural gas it purchases for system operations, the Company generally does not take title to the natural gas that is stored or transported on its transmission system; accordingly, the Company is not exposed to commodity price fluctuations on natural gas stored in its facilities or transported through its pipelines by its customers. Base gas purchased and used in natural gas storage facilities, which was generally purchased more than 30 years ago, is considered a long-term asset and is not re-valued at current market prices. Under the Company’s contractual arrangements with its customers the Company is entitled to retain a specified volume of natural gas in order to compensate the Company for its fuel usage and other requirements. Historically, the natural gas volumes retained from the Company’s transmission and storage customers as retention pursuant to the Company’s transmission and storage agreements have been sufficient to cover the Company’s fuel usage and other requirements on the transmission and storage system. However, fuel usage and other requirements on the gathering system have historically exceeded the natural gas volumes retained from the Company’s gathering customers pursuant to its gathering agreements. As a consequence, the Company has purchased natural gas to make up for the difference.  For the nine months ended September 30, 2013 and 2012, the Company’s actual commodity usage volumes exceeded the amounts recovered from its gathering customers for which the Company recognized $2.7 million and $2.8 million, respectively, of purchased gas cost as a component of operating and maintenance expense.  Except for the base gas in its natural gas storage facilities which the Company considers to be a long-term asset and volume and pricing variations related to the volumes of fuel purchased to make up for fuel usage and other requirements in excess of amounts recovered from customers, the Company’s current business model is designed to minimize its exposure to fluctuations in commodity prices. As a result, absent other market factors that could adversely impact its operations, changes in the price of natural gas over the intermediate term should not materially impact the Company’s operations. The Company has not historically engaged in material commodity hedging activities relating to its assets. However, the Company may engage in commodity hedging activities in the future, particularly if it undertakes growth projects or engages in acquisitions that expose it to direct commodity price risk.

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

Credit Risk

The Company is exposed to credit risk. Credit risk represents the loss that it would incur if a counterparty fails to perform under its contractual obligations. Approximately 89% and 87% of the Company’s third party accounts receivable balances of $4.7 million and $3.7 million as of September 30, 2013 and December 31, 2012, respectively, represent amounts due from marketers. The Company manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Company may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Company’s tariff requires customers that do not meet specified credit standards to provide three months of credit support; however, the Company is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Company’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Company has historically experienced only minimal credit losses in connection with its receivables. The Company is also exposed to the credit risk of EQT, its largest customer. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice.   At September 30, 2013, EQT’s public senior debt had an investment grade credit rating.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company accrues legal and other direct costs related to loss contingencies when actually incurred. The Company has established reserves it believes to be appropriate for pending matters, and after consultation with counsel and giving appropriate consideration to available insurance, the Company believes that the ultimate outcome of any matter currently pending against the Company will not materially affect the Company’s business, financial condition, results of operations, liquidity or ability to make distributions.

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

Date:  October 24, 2013

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