Form 10-Q
period 2014-03-31
EQT Midstream Partners, LP
filed 2014-04-24
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of March 31, 2014, there were 30,468,902 Common Units, 17,339,718 Subordinated Units and 975,686 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by the Partnership as net income plus net interest expense, depreciation and amortization expense,  income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and capital lease payments.

Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow – a supplemental non-GAAP financial measure defined by the Partnership as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures,  net of expected reimbursements.

firm contracts – contracts for transportation services that obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline capacity regardless of the actual pipeline capacity used by a customer during each month.

gas – all references to “gas” in this report refer to natural gas.

omnibus agreement – the agreement entered into among the Partnership, its general partner and EQT Corporation (EQT) in connection with the Partnership’s initial public offering,  pursuant to which EQT agreed to provide the Partnership with certain general and administrative services and a license to use the name “EQT” and related marks in connection with the Partnership’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between the Partnership and EQT.

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

Abbreviations

FERC – Federal Energy Regulatory Commission

GAAP – Generally Accepted Accounting Principles

SEC – Securities and Exchange Commission

Measurements

Btu = British thermal unit

BBtu  = billion British thermal units

Bcf    = billion cubic feet

Dth  =  million British thermal units

Mcf    = thousand cubic feet

MMBtu  = million British thermal units

MMcf   = million cubic feet

TBtu = trillion British thermal units

Tcf = trillion cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013 (1)
	(Thousands, except per unit amounts)
Operating revenues:
Operating revenues – affiliate	$27,129	$34,386
Operating revenues – third party	35,444	9,979
Total operating revenues	62,573	44,365

Operating expenses:
Operating and maintenance	8,124	6,632
Selling, general and administrative	7,359	4,263
Depreciation and amortization	6,849	5,041
Total operating expenses	22,332	15,936
Operating income	40,241	28,429
Other income, net	269	297
Interest expense, net	5,655	204
Income before income taxes	34,855	28,522
Income tax expense	—	1,733
Net income	$34,855	$26,789

Calculation of limited partner interest in net income:
Net income	$34,855	$26,789
Less pre-acquisition income allocated to parent	—	(2,710)
Less general partner interest in net income	(1,723)	(505)
Limited partner interest in net income	$33,132	$23,574

Net income per limited partner unit – basic	$0.69	$0.68
Net income per limited partner unit – diluted	$0.69	$0.68

Weighted average limited partner units outstanding – basic	47,819	34,679
Weighted average limited partner units outstanding – diluted	47,938	34,768

Cash distributions declared per unit (2)	$0.49	$0.37

(1)

Financial statements for the first three months of 2013 have been retrospectively recast to reflect Sunrise Pipeline, LLC (Sunrise), which merged into Equitrans, LP (Equitrans), a wholly owned subsidiary of EQT Midstream Partners, LP, on July 22, 2013 (Sunrise Merger). See Note B for further discussion.

(2)

Represents the cash distribution declared on April 22, 2014 which related to the first quarter of 2014 and the cash distribution declared on April 23, 2013 which related to the first quarter of 2013, respectively. See Note J for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013 (1)
	(Thousands)
Cash flows from operating activities:
Net income	$34,855	$26,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,849	5,041
Deferred income taxes	—	(508)
Other income	(269)	(297)
Non-cash long-term compensation expense	978	353
Non-cash adjustments	—	(250)
Changes in other assets and liabilities:
Accounts receivable	(5,625)	(756)
Accounts payable	764	(5,293)
Due to/from EQT affiliates	19,420	18,268
Other assets and liabilities	(5,774)	(4,325)
Net cash provided by operating activities	51,198	39,022

Cash flows from investing activities:
Capital expenditures	(19,388)	(12,073)
Net cash used in investing activities	(19,388)	(12,073)

Cash flows from financing activities:
Short-term loans	110,000	—
Sunrise Merger payment	(110,000)	—
Distributions paid to unitholders	(23,039)	(12,386)
Credit facility origination fees	(2,020)	—
Capital contributions	(118)	2,382
Capital lease principal payments	(948)	—
Net cash used in financing activities	(26,125)	(10,004)

Net change in cash and cash equivalents	5,685	16,945
Cash and cash equivalents at beginning of period	18,363	50,041
Cash and cash equivalents at end of period	$24,048	$66,986

Cash paid during the period for:
Interest paid	$4,866	$—

Non-cash activity during the period:
Capital lease asset/obligation	$3,625	$—

(1)	Financial statements for the first three months of 2013 have been retrospectively recast to reflect the Sunrise Merger. See Note B for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2014	2013
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$24,048	$18,363
Accounts receivable (net of allowance for doubtful accounts of $736 as of March 31, 2014 and $152 as of December 31, 2013)	14,088	8,463
Accounts receivable – affiliate	9,949	12,758
Due from related party	—	6,454
Other current assets	1,879	537
Total current assets	49,964	46,575

Property, plant and equipment	1,028,007	1,007,299
Less: accumulated depreciation	(164,772)	(158,411)
Net property, plant and equipment	863,235	848,888

Regulatory assets	16,323	16,246
Other assets	4,604	1,304
Total assets	$934,126	$913,013

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$8,092	$7,328
Short-term loans	110,000	—
Due to related party	9,878	110,000
Lease obligation - current	2,967	662
Accrued liabilities	5,094	11,088
Total current liabilities	136,031	129,078

Lease obligation	134,105	133,733
Other long-term liabilities	6,763	6,014
Total liabilities	276,899	268,825

Partners’ capital:
Common units (30,468,902 units issued and outstanding at March 31, 2014 and December 31, 2013)	826,693	818,431
Subordinated units (17,339,718 units issued and outstanding at March 31, 2014 and December 31, 2013)	(171,898)	(175,996)
General partner interest (975,686 units issued and outstanding at March 31, 2014 and December 31, 2013)	2,432	1,753
Total partners’ capital	657,227	644,188
Total liabilities and partners’ capital	$934,126	$913,013

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Partners’ Capital (Unaudited)(1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2013	$197,773	$313,304	$153,664	$8,108	$672,849
Net income	2,710	11,154	12,420	505	26,789
Capital contribution	—	541	541	23	1,105
Equity-based compensation plans	—	353	—	—	353
Distributions to unitholders	—	(6,069)	(6,069)	(248)	(12,386)
Balance at March 31, 2013	$200,483	$319,283	$160,556	$8,388	$688,710

Balance at January 1, 2014	$—	$818,431	$(175,996)	$1,753	$644,188
Net income	—	21,116	12,016	1,723	34,855
Capital contribution	—	102	58	3	163
Equity-based compensation plans	—	1,060	—	—	1,060
Distributions to unitholders	—	(14,016)	(7,976)	(1,047)	(23,039)
Balance at March 31, 2014	$—	$826,693	$(171,898)	$2,432	$657,227

(1)	Financial statements for the first three months of 2013 have been retrospectively recast to reflect the Sunrise Merger. See Note B for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

A.        Financial Statements

Organization

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership) is a growth-oriented Delaware limited partnership. EQT Midstream Services, LLC, a wholly owned subsidiary of EQT Corporation, is the Partnership’s general partner. References in these consolidated financial statements to EQT refer collectively to EQT Corporation and its consolidated subsidiaries.

Limited Partner and General Partner Units

The following table summarizes common, subordinated and general partner units issued from January 1, 2013 through March 31, 2014.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2013	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger consideration	479,184	—	267,942	747,126
Balance at December 31, 2013	30,468,902	17,339,718	975,686	48,784,306
Balance at March 31, 2014	30,468,902	17,339,718	975,686	48,784,306

As of March 31, 2014, EQT retained a 44.6% equity interest in the Partnership, which includes 3,443,902 common units, 17,339,718 subordinated units and 975,686 general partner units. EQT also holds the incentive distribution rights.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Partnership as of March 31, 2014 and December 31, 2013 and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by United States GAAP for complete financial statements.

As discussed in Note B, the Sunrise Merger was a transaction between entities under common control; therefore, the Partnership was required to record the assets and liabilities of Sunrise at their carrying amounts to EQT on the date of the Sunrise Merger. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital.  The Partnership recast its consolidated financial statements to retrospectively reflect the Sunrise Merger; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

Due to the seasonal nature of the Partnership’s utility customer contracts, the interim statements for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

B.            Sunrise Merger

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

Prior to the Sunrise Merger, the Partnership operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, prior to the merger, revenues and expenses associated with Sunrise were included in the Partnership’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated. Because the Sunrise Merger was a transaction between entities under common control, the Partnership has recast its financial statements to retrospectively reflect the merger. This included recasting depreciation expense recognized for the periods prior to the merger to reflect the pipeline’s useful life of 40 years. The decrease in depreciation expense and interest expense associated with the capital lease increased previously reported net income in the first quarter of 2013.

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

All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended
	March 31,
	2014	2013
	(Thousands)
Revenues from external customers:
Transmission and storage	$59,317	$41,065
Gathering	3,256	3,300
Total	$62,573	$44,365
Operating income (loss):
Transmission and storage	$42,037	$30,461
Gathering	(1,796)	(2,032)
Total operating income	$40,241	$28,429

Reconciliation of operating income to net income:
Other income, net	269	297
Interest expense, net	5,655	204
Income tax expense	—	1,733
Net income	$34,855	$26,789

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2014	2013
	(Thousands)
Segment assets:
Transmission and storage	$853,831	$828,053
Gathering	80,295	84,960
Total assets	$934,126	$913,013

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Depreciation and amortization:
Transmission and storage	$6,159	$4,311
Gathering	690	730
Total	$6,849	$5,041

Expenditures for segment assets:
Transmission and storage	$14,001	$10,939
Gathering	5,469	1,134
Total	$19,470	$12,073

D.        Related-Party Transactions

In the ordinary course of business, the Partnership has transactions with affiliated companies. The Partnership has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

The Partnership has various agreements with EQT. Pursuant to an omnibus agreement, EQT performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, the Partnership reimburses EQT for the expenses incurred in providing these services, except for any expenses associated with EQT’s long-term incentive programs. The omnibus agreement further requires that the Partnership reimburse EQT for the Partnership’s allocable portion of the premiums on any insurance policies covering the Partnership’s assets. EQT does not record any profit or margin for the administrative and operational services charged to the Partnership.

Pursuant to an operation and management services agreement, EQT Gathering, LLC (EQT Gathering) provides the Partnership’s pipelines and storage facilities with certain operational and management services.  The Partnership reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement.

E.        Income Taxes

As a result of its limited partnership structure, the Partnership is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders; accordingly, the Partnership does not record a provision for income taxes. As discussed in Note B, the Partnership completed the Sunrise Merger on July 22, 2013 which was a transaction between entities under common control. Prior to this transaction, Sunrise’s income was included in EQT’s consolidated federal tax return; therefore, the Sunrise financial statements included U.S. federal and state income tax.  The income tax effects associated with Sunrise’s operations prior to the Sunrise Merger are reflected in the Partnership’s consolidated financial statements for those periods.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

F.        Debt

In February 2014, the Partnership amended its credit facility to increase the borrowing capacity to $750 million. The amended credit facility will expire in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

As of March 31, 2014, the Partnership had $110 million outstanding on the credit facility. There were no amounts outstanding on the credit facility as of December 31, 2013. The maximum amount of the Partnership’s outstanding short-term loans at any time during the three months ended March 31, 2014 was $110 million. The average daily balance of short-term loans outstanding was approximately $92.9 million for the three months ended March 31, 2014. The loans bear interest at a weighted average rate of 1.72%. The carrying value of short-term borrowings approximates fair value as the interest rates are based on prevailing market rates.

G.        Lease Obligations

On December 17, 2013, the Partnership entered into a lease with EQT for the Allegheny Valley Connector (AVC) facilities. Under the lease, the Partnership operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff.  The AVC facilities are strategically located to connect Marcellus Shale supply and demand and include an approximately 200 mile pipeline that interconnects with the Partnership’s transmission and storage system. Additionally, the AVC facilities provide 450 BBtu per day of additional firm capacity to the Partnership’s system and are supported by 4 associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capability and 15 Bcf of working gas capacity. Of the total 15 Bcf of working gas capacity, the Partnership leases and operates 13 Bcf of working gas capacity. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the AVC facilities minus the actual costs of operating the AVC facilities and (2) a payment based on depreciation expense and pre-tax return on invested capital for the AVC facilities. As a result, the payments to be made under the AVC lease will be variable.

The AVC lease is a capital lease under GAAP. The gross capital lease assets and obligations recorded in 2013 were approximately $134.4 million. The Partnership expects modernization capital expenditures will be incurred by EQT to upgrade the AVC facilities. As the capital expenditures are incurred, the capital lease asset and obligations will increase.  In the first quarter of 2014, the fair value of the leased property increased by approximately $3.6 million as a result of the modernization capital expenditures.

For the three months ended March 31, 2014, interest expense of $4.9 million and depreciation expense of $1.3 million were recorded related to the capital lease. At March 31, 2014, accumulated depreciation was $1.7 million, net capital lease assets were $136.3 million and capital lease obligations were $137.1 million.

H.        Net Income per Limited Partner Unit

The Partnership’s net income is allocated to the general partner and limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the Partnership’s partnership agreement) for the period. Net income allocated to the general partner includes amounts attributed to incentive distributions, as applicable. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding. The phantom units granted to the independent directors of the Partnership’s general partner will be paid in common units on a director’s termination of service on the general partner’s Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 10,861 phantom unit awards were included in the calculation of basic weighted average limited partner units outstanding for the three months ended March 31, 2014.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Potentially dilutive securities, consisting of performance awards, included in the calculation of diluted net income per limited partner unit totaled 118,642 and 88,815 for the three months ended March 31, 2014 and 2013, respectively. The 2014 EQM Value Driver Awards granted in the first quarter of 2014 were not included in potentially dilutive securities because the performance condition was not yet met.

The following table presents the Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to the Sunrise Pipeline assets for periods prior to July 22, 2013 is not allocated to the limited partners for purposes of calculating net income per limited partner unit.

	Three Months Ended March 31,
	2014	2013
	(Thousands, except per unit data)
Net income	$34,855	$26,789
Less:
Pre-acquisition net income allocated to parent	—	(2,710)
General partner interest in net income – 2%	(697)	(505)
General partner interest in net income attributable to incentive distribution rights	(1,026)	—
Limited partner interest in net income	$33,132	$23,574

Net income allocable to common units	$21,116	$11,154
Net income allocable to subordinated units	12,016	12,420
Limited partner interest in net income	$33,132	$23,574

Weighted average limited partner units outstanding – basic
Common units	30,479	17,339
Subordinated units	17,340	17,340
Total	47,819	34,679

Weighted average limited partner units outstanding – diluted
Common units	30,598	17,428
Subordinated units	17,340	17,340
Total	47,938	34,768

Net income per limited partner unit – basic
Common units	$0.69	$0.64
Subordinated units	0.69	0.72
Total	$0.69	$0.68

Net income per limited partner unit – diluted
Common units	$0.69	$0.64
Subordinated units	0.69	0.72
Total	$0.69	$0.68

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

I.         Subsidiary Guarantors

The Partnership filed a registration statement on Form S-3 with the SEC on July 1, 2013 to register, among other securities, debt securities. Certain subsidiaries of the Partnership are co-registrants with the Partnership (Subsidiary Guarantors), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors (other than EQT Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of debt securities). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional. Subsidiaries of the Partnership other than the Subsidiary Guarantors and EQT Midstream Finance Corporation are minor. The Partnership has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan. In the event that more than one of the Subsidiary Guarantors provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

J.         Subsequent Events

On April 22, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2014 of $0.49 per common and subordinated unit, $0.5 million to the general partner related to its 2% general partner interest and $1.0 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on May 15, 2014 to unitholders of record at the close of business on May 6, 2014.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership) is a growth-oriented Delaware limited partnership. The Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise Pipeline, LLC (Sunrise), which was merged into the Partnership on July 22, 2013, as the transaction was between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Partnership and its subsidiaries, including guidance regarding the Partnership’s transmission and storage and gathering revenue and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); natural gas production growth in the Partnership’s operating areas for EQT and third parties; asset acquisitions, including the Partnership’s ability to complete any asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the effect of the AVC lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Partnership has based these forward-looking statements on current expectations and assumptions about future events.  While the Partnership considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Partnership’s control. The risks and uncertainties that may affect the operations, performance and results of the Partnership’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Partnership’s Form 10-K for the year ended December 31, 2013.

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

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

For the three months ended March 31, 2014, the Partnership reported net income of $34.9 million compared to $26.8 million for the three months ended March 31, 2013. The increase was primarily related to an increase in transmission and storage revenues of $18.3 million primarily due to increased firm transmission contracted capacity, which was driven by production development in the Marcellus Shale, partly offset by a $6.4 million increase in operating expenses consistent with the overall growth of the transmission system and higher interest expense.

For the three months ended March 31, 2014, adjusted EBITDA and distributable cash flow were $41.1 million and $38.9 million, respectively, compared to $26.7 million and $24.4 million for the three months ended March 31, 2013. The increase was primarily a result of increased operating income resulting from increased firm transmission contracted capacity.

The Partnership declared a cash distribution to unitholders of $0.49 per unit on April 22, 2014, which represents a 7% increase over the previous distribution paid on February 14, 2014 of $0.46 per unit. For a discussion of the non-GAAP financial measures adjusted EBITDA and distributable cash flow, please read the sections titled “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

Consolidated Results of Operations

	Three Months Ended March 31,
	2014	2013	%
	(Thousands)
Operating revenues:
Transmission and storage revenues	$59,317	$41,065	44.4
Gathering revenues	3,256	3,300	(1.3)
Total operating revenues	62,573	44,365	41.0

Operating expenses:
Operating and maintenance	8,124	6,632	22.5
Selling, general and administrative	7,359	4,263	72.6
Depreciation and amortization	6,849	5,041	35.9
Total operating expenses	22,332	15,936	40.1
Operating income	40,241	28,429	41.5
Other income, net	269	297	(9.4)
Interest expense, net	5,655	204	2,672.1
Income before income taxes	34,855	28,522	22.2
Income tax expense	—	1,733	(100.0)
Net income	$34,855	$26,789	30.1

Adjusted EBITDA (1)	$41,089	$26,710	53.8
Distributable cash flow (1)	$38,891	$24,417	59.3

(1)   For an explanation of the non-GAAP financial measures adjusted EBITDA and distributable cash flow and a reconciliation of these measures to their most directly comparable GAAP financial measures, please read the sections below titled “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Measures.”

Business Segment Results

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Interest and other income are managed on a consolidated basis. The Partnership has presented each segment’s operating income and various operational measures in the sections below. Management believes that presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. The Partnership has reconciled each segment’s operating

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

income to the Partnership’s consolidated operating income and net income in Note C to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2014	2013	%
	(Thousands, other than per day amounts)
SEGMENT FINANCIAL DATA – TRANSMISSION AND STORAGE
Operating revenues:
Operating revenues – affiliate (2)	$26,101	$32,582	(19.9)
Operating revenues – third party (2)	33,216	8,483	291.6
Total operating revenues	59,317	41,065	44.4

Operating expenses:
Operating and maintenance	5,158	3,294	56.6
Selling, general and administrative	5,963	2,999	98.8
Depreciation and amortization	6,159	4,311	42.9
Total operating expenses	17,280	10,604	63.0
Operating income	$42,037	$30,461	38.0

SEGMENT OPERATIONAL DATA – TRANSMISSION AND STORAGE
Transmission pipeline throughput (BBtu per day)	1,600	900	77.8
Capital expenditures	$14,001	$10,939	28.0

SEGMENT FINANCIAL DATA – GATHERING
Operating revenues:
Operating revenues – affiliate	$1,028	$1,804	(43.0)
Operating revenues – third party	2,228	1,496	48.9
Total operating revenues	3,256	3,300	(1.3)

Operating expenses:
Operating and maintenance	2,966	3,338	(11.1)
Selling, general and administrative	1,396	1,264	10.4
Depreciation and amortization	690	730	(5.5)
Total operating expenses	5,052	5,332	(5.3)
Operating loss	$(1,796)	$(2,032)	(11.6)
SEGMENT OPERATIONAL DATA – GATHERING
Gathered volumes (BBtu per day)	47	65	(27.7)
Capital expenditures	$5,469	$1,134	382.3

(2)   On December 17, 2013, EQT completed the sale of Equitable Gas Company, LLC (EGC). Prior to the sale, EGC revenues were recorded as affiliate revenues. Subsequent to the sale, EGC revenues are recorded as third party revenues. For the three months ended March 31, 2014 and 2013, EGC revenues were $11.1 million and $10.9 million, respectively.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues and operating expenses related to the AVC facilities do not have an impact on adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third-parties.

Total operating revenues were $62.6 million for the three months ended March 31, 2014 compared to $44.4 million for the three months ended March 31, 2013. The increase was primarily related to an $18.3 million increase in transmission and storage revenues.

Transmission and storage revenues increased as a result of higher affiliate and third party firm transmission contracted capacity including $9.0 million related to the AVC facilities. The increase in firm transmission contracted capacity is the result of increased production development in the Marcellus Shale.

Operating expenses totaled $22.3 million for the three months ended March 31, 2014 compared to $15.9 million for the three months ended March 31, 2013. The increase in operating expenses was due to an increase of $3.1 million in selling, general and administrative expense, an increase of $1.8 million in depreciation and amortization expense and an increase of $1.5 million in operating and maintenance expense.

Selling, general and administrative expenses increased by $3.1 million. This increase primarily related to $1.2 million of professional services and other costs associated with growth of the business, additional costs associated with operating the AVC facilities of $0.9 million and increased personnel costs.

The increase in depreciation and amortization expense was primarily in transmission and storage as a result of AVC facilities capital lease depreciation expense of $1.3 million as well as higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013.

The increase in operating and maintenance expense resulted from a $1.9 million increase in transmission and storage expenses partly offset by a $0.4 million decrease in gathering expenses. Transmission and storage expenses increased due to additional costs associated with operating the AVC facilities of $1.1 million and increased repairs and maintenance expenses associated with increased system pressures and throughput.

Other Income Statement Items

Interest expense for the three months ended March 31, 2014 was $5.7 million compared to $0.2 million for the three ended March 31, 2013. The increase primarily related to interest incurred on the AVC capital lease of $4.9 million and interest related to the borrowings on the credit facility of $0.4 million during the first quarter of 2014.

There was no income tax expense for the three months ended March 31, 2014 compared to $1.7 million for the three months ended March 31, 2013. The Partnership is not subject to U.S. federal and state income taxes. As previously noted, the Sunrise Merger on July 22, 2013 was a transaction between entities under common control for which the consolidated financial statements of the Partnership have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with Sunrise’s operations prior to the Sunrise Merger are reflected in the consolidated financial statements as Sunrise was previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from this tax status change.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Partnership defines adjusted EBITDA as net income plus net interest expense, depreciation and amortization expense, income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and capital lease payments. As used herein, the Partnership defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

maintenance capital expenditures, net of expected reimbursements. Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Net income	$34,855	$26,789
Add:
Interest expense, net	5,655	204
Depreciation and amortization expense	6,849	5,041
Income tax expense	—	1,733
Non-cash long-term compensation expense	978	353
Non-cash adjustments	—	(250)
Less:
Other income, net	(269)	(297)
Capital lease payments (1)	(6,979)	(6,863)
Adjusted EBITDA	$41,089	$26,710
Less:
Interest expense, excluding capital lease interest	(717)	(219)
Ongoing maintenance capital expenditures, net of expected reimbursements	(1,481)	(2,074)
Distributable cash flow	$38,891	$24,417

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Net cash provided by operating activities	$51,198	$39,022
Adjustments:
Interest expense, net	5,655	204
Current tax expense	—	2,241
Capital lease payments (1)	(6,979)	(6,863)
Other, including changes in working capital	(8,785)	(7,894)
Adjusted EBITDA	$41,089	$26,710

(1)         Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag. For the three months ended March 31, 2014, these capital lease payments were related to the AVC capital lease. For the three months ended March 31, 2013, these capital lease payments were related to the Sunrise Pipeline capital lease, prior to the Sunrise Merger.

Adjusted EBITDA was $41.1 million for the three months ended March 31, 2014 compared to $26.7 million for the three months ended March 31, 2013. The increase was primarily a result of increased transmission and storage operating revenues related to production development in the Marcellus Shale partly offset by an increase in operating expenses consistent with the overall growth of the transmission system. Distributable cash flow was $38.9 million for the three months ended March 31, 2014 compared to $24.4 million for the three months ended March 31, 2013. The increase was mainly attributable to the increase in adjusted EBITDA.

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

In the near term, the Partnership expects that the following internal transmission and storage expansion projects will also allow it to capitalize on increased drilling activity by EQT and other third-party producers.

•                  Jefferson Compressor Station Expansion Project. This project involves expanding the Jefferson compressor station to provide approximately 550 BBtu per day of incremental capacity on the Sunrise Pipeline system. When complete, the project is expected to more than double the existing throughput capacity on the Sunrise Pipeline of approximately 400 BBtu per day. The expansion is expected to cost approximately $30 million and to be placed into service in the third quarter of 2014.

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

Operating Activities

Net cash provided by operating activities totaled $51.2 million for the first three months of 2014 compared to $39.0 million for the first three months of 2013. The increase in net cash provided by operating activities was primarily the result of higher operating income.

Investing Activities

Net cash used in investing activities totaled $19.4 million for the first three months of 2014 compared to $12.1 million for the first three months of 2013.  The increase was primarily attributable to the following expansion projects: the Range Resources project, the Jefferson compressor station expansion project and the Antero project. These increases were partly offset by decreases in maintenance capital expenditures related to timing of the projects.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash used in financing activities totaled $26.1 million for the first three months of 2014 compared to $10.0 million for the first three months of 2013. The increased cash outflows primarily related to increased cash distributions to unitholders and credit facility origination fees related to the increased borrowing capacity on the Partnership’s credit facility.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations and pursue expansion projects. Capital expenditures for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(Thousands)
Expansion capital expenditures	$17,261	$6,616
Maintenance capital expenditures:
Ongoing maintenance	1,644	3,179
Funded regulatory compliance	565	2,278
Total maintenance capital expenditures	2,209	5,457
Total capital expenditures (1)	$19,470	$12,073

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)         The Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation.  These non-cash capital expenditures in the table above were approximately $0.1 million for the three months ended March 31, 2014.

Expansion capital expenditures totaled $17.3 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily due to expenditures related to the Range Resources project, the Jefferson compressor station expansion project and the Antero project.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described below. Ongoing maintenance capital expenditures were $1.6 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively. The period over period changes primarily relate to the timing of projects. Included in these amounts for the three months ended March 31, 2014 are $0.2 million of maintenance capital expenditures that the Partnership expects to be reimbursed by EQT under the terms of the omnibus agreement.

Funded regulatory compliance capital expenditures were $0.6 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. The decrease is primarily due to timing of costs associated with a multi-year program to install remote valve and pressure monitoring equipment on the Partnership’s transmission and storage system. The Partnership retained approximately $32 million from the net proceeds of its initial public offering (IPO) to fund these expenditures. Since the IPO, funded regulatory compliance capital expenditures have totaled $19.5 million.

The Partnership forecasts total capital expenditures of $130 - 135 million in 2014. The Partnership’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. Maintenance related capital expenditures are also expected to vary quarter to quarter. The Partnership expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under the Partnership’s credit facility, debt offerings and the issuance of additional partnership units. The Partnership forecasts capital expenditures only for projects it has the authority to complete.

Short-term Borrowings

In February 2014, the Partnership amended its credit facility to increase the borrowing capacity to $750 million. The amended credit facility will expire in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. The Partnership has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Partnership’s obligations under the revolving portion of the credit facility are unsecured.

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, after the Partnership obtains an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of March 31, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

Distributions

A cash distribution to unitholders of $0.46 per unit was paid on February 14, 2014 related to the fourth quarter of 2013. On April 22, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Partnership’s unitholders for the first quarter of 2014 of $0.49 per common and subordinated unit, $0.5 million to the general partner related to its 2% general partner interest and $1.0 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on May 15, 2014 to unitholders of record at the close of business on May 6, 2014.

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

Critical Accounting Policies

The Partnership’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 contained in the Partnership’s Annual Report on Form 10-K.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s Consolidated Financial Statements on this Quarterly Report on Form 10-Q for the period ended March 31, 2014.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership maintains a credit facility. The Partnership may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Partnership is exposed to credit risk. Credit risk is the risk that the Partnership may incur a loss if a counterparty fails to perform under a contract. The Partnership manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Partnership may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Partnership’s tariff requires customers that do not meet specified credit standards to provide three months of credit support; however, the Partnership is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Partnership’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Partnership has historically experienced only minimal credit losses in connection with its receivables. Approximately 41% and 59% of the Partnership’s third party accounts receivable balances as of March 31, 2014 and December 31, 2013, respectively, represent amounts due from marketers. The Partnership is also exposed to the credit risk of EQT, its largest customer. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At March 31, 2014, EQT’s public senior debt had an investment grade credit rating. In order to be considered investment grade, a company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from the risk factors previously disclosed in the Partnership’s Annual Report on Form 10-K.

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

Date: April 24, 2014

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