Form 10-Q
period 2014-06-30
EQT Midstream Partners, LP
filed 2014-07-24
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of June 30, 2014, there were 43,347,452 Common Units, 17,339,718 Subordinated Units and 1,238,514 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA - a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP (the Partnership) as net income plus net interest expense, depreciation and amortization expense,  income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and capital lease payments.  The results associated with the Jupiter natural gas gathering system (Jupiter) prior to the acquisition of Jupiter by the Partnership (the Jupiter Acquisition) are excluded from adjusted EBITDA.

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

distributable cash flow – a supplemental non-GAAP financial measure defined by the Partnership as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures,  net of expected reimbursements.  The results associated with Jupiter prior to the Jupiter Acquisition are excluded from distributable cash flow.

firm contracts – contracts for transportation and gathering services that obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline capacity regardless of the actual pipeline capacity used by a customer during each month.

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

GAAP – United States Generally Accepted Accounting Principles

IRS – Internal Revenue Service

SEC – Securities and Exchange Commission

Glossary of Commonly Used Terms, Abbreviations and Measurements

Measurements

Btu = one British thermal unit

BBtu  = billion British thermal units

Bcf    = billion cubic feet

Dth  =  million British thermal units

Mcf    = thousand cubic feet

MMBtu  = million British thermal units

MMcf   = million cubic feet

TBtu = trillion British thermal units

Tcf = one trillion cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
	(Thousands, except per unit amounts)
Operating revenues:
Operating revenues – affiliate	$57,158	$66,238	$115,125	$125,811
Operating revenues – third party	34,410	9,433	69,854	19,412
Total operating revenues	91,568	75,671	184,979	145,223

Operating expenses:
Operating and maintenance (2)	10,947	8,367	21,557	16,280
Selling, general and administrative (2)	10,556	8,030	21,030	14,111
Depreciation and amortization	8,525	6,434	16,896	12,699
Total operating expenses	30,028	22,831	59,483	43,090
Operating income	61,540	52,840	125,496	102,133
Other income, net	559	229	828	526
Interest expense, net (3)	6,629	213	12,284	417
Income before income taxes	55,470	52,856	114,040	102,242
Income tax expense	3,390	12,197	12,456	21,848
Net income	$52,080	$40,659	$101,584	$80,394

Calculation of limited partner interest in net income:
Net income	$52,080	$40,659	$101,584	$80,394
Less pre-acquisition income allocated to parent	(5,502)	(19,628)	(20,151)	(35,284)
Less general partner interest in net income	(2,792)	(465)	(4,514)	(970)
Limited partner interest in net income	$43,786	$20,566	$76,919	$44,140

Net income per limited partner unit – basic	$0.81	$0.59	$1.49	$1.27
Net income per limited partner unit – diluted	$0.81	$0.59	$1.49	$1.27

Weighted average limited partner units outstanding – basic	54,259	34,679	51,499	34,679
Weighted average limited partner units outstanding – diluted	54,386	34,785	51,622	34,790

Cash distributions declared per unit (4)	$0.52	$0.40	$1.01	$0.77

(1)    Financial statements for the three and six months ended June 30, 2014 and 2013 have been retrospectively recast to reflect the inclusion of Sunrise Pipeline, LLC (Sunrise) and the Jupiter Gathering System (Jupiter). See Note B.

(2)    Operating and maintenance expense includes charges from EQT Corporation (EQT) and subsidiaries of $6.3 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, and $11.6 million and $9.0 million for the six months ended June 30, 2014 and 2013, respectively.  Selling, general and administrative expense includes charges from EQT and subsidiaries of $8.1 million and $7.0 million for the three months ended June 30, 2014 and 2013, respectively, and $15.9 million and $12.5 million for the six months ended June 30, 2014 and 2013, respectively.  See Note D.

(3)    Interest expense for the three and six months ended June 30, 2014 includes $5.4 million and $10.3 million, respectively, related to interest on a capital lease with an affiliate.  See Note G.

(4)   Represents the cash distributions declared related to the period presented. See Note J.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Statements of Consolidated Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014 (1)	2013 (1)
	(Thousands)
Cash flows from operating activities:
Net income	$101,584	$80,394
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,896	12,699
Deferred income taxes	428	2,862
Other income	(828)	(526)
Non-cash long-term compensation expense	1,805	562
Non-cash adjustments	—	(680)
Changes in other assets and liabilities:
Accounts receivable	(3,643)	(137)
Accounts payable	5,372	(18,835)
Due to/from EQT affiliates	5,657	7,884
Other assets and liabilities	(3,112)	(859)
Net cash provided by operating activities	124,159	83,364

Cash flows from investing activities:
Capital expenditures	(79,950)	(41,557)
Jupiter Acquisition – net assets from EQT	(168,198)	—
Net cash used in investing activities	(248,148)	(41,557)

Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	902,451	—
Jupiter Acquisition – purchase price in excess of net assets from EQT	(952,802)	—
Short-term loans	450,000	—
Payments of short-term loans	(120,000)	—
Sunrise Merger payment	(110,000)	—
Distributions paid to unitholders	(47,989)	(25,479)
Credit facility origination fees	(2,020)	—
Capital contributions	45	3,487
Partners’ investments and net change in parent advances	13,905	(16,546)
Predecessor distributions paid to EQT	—	(29,031)
Capital lease principal payments	(2,216)	—
Net cash provided by (used in) financing activities	131,374	(67,569)

Net change in cash and cash equivalents	7,385	(25,762)
Cash and cash equivalents at beginning of period	18,363	50,041
Cash and cash equivalents at end of period	$25,748	$24,279

Cash paid during the period for:
Interest paid	$10,800	$219

Non-cash activity during the period for:
Capital lease asset/obligation	$5,178	$—
Elimination of net current and deferred tax liabilities	$51,813	$—
Limited partner and general partner units issued for Jupiter acquisition	$59,000	$—

(1)          Financial statements for the six months ended June 30, 2014 and 2013 have been retrospectively recast to reflect the inclusion of Sunrise and Jupiter. See Note B.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2014	2013 (1)
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$25,748	$18,363
Accounts receivable (net of allowance for doubtful accounts of $212 as of June 30, 2014 and $152 as of December 31, 2013)	12,106	8,463
Accounts receivable – affiliate	16,518	23,620
Other current assets	909	1,033
Total current assets	55,281	51,479

Property, plant and equipment	1,255,924	1,163,683
Less: accumulated depreciation	(184,338)	(168,740)
Net property, plant and equipment	1,071,586	994,943

Regulatory assets	15,101	16,246
Other assets	3,441	1,304
Total assets	$1,145,409	$1,063,972

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$14,006	$8,634
Short-term loans	330,000	—
Due to related party	11,694	25,621
Sunrise merger consideration to EQT	—	110,000
Lease obligation - current	1,868	662
Accrued liabilities	17,067	12,951
Total current liabilities	374,635	157,868

Deferred income taxes, net	—	39,840
Lease obligation	135,489	133,733
Other long-term liabilities	5,537	6,014
Total liabilities	515,661	337,455

Partners’ capital:
Predecessor equity	—	82,329
Common units (43,347,452 and 30,468,902 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	1,607,579	818,431
Subordinated units (17,339,718 units issued and outstanding at June 30, 2014 and December 31, 2013)	(945,846)	(175,996)
General partner interest (1,238,514 and 975,686 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	(31,985)	1,753
Total partners’ capital	629,748	726,517
Total liabilities and partners’ capital	$1,145,409	$1,063,972

(1)          Financial statements as of December 31, 2013 have been retrospectively recast to reflect the inclusion of Jupiter. See Note B.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP

Consolidated Statements of Partners’ Capital (Unaudited)(1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2013	$279,576	$313,304	$153,664	$8,108	$754,652
Net income	35,284	20,363	23,777	970	80,394
Capital contribution	—	910	910	38	1,858
Equity-based compensation plans	—	562	—	—	562
Distributions to unitholders	—	(12,485)	(12,485)	(509)	(25,479)
Predecessor distributions paid to EQT	(29,031)	—	—	—	(29,031)
Partners’ investments and net change in parent advances	(16,546)	—	—	—	(16,546)
Balance at June 30, 2013	$269,283	$322,654	$165,866	$8,607	$766,410

Balance at January 1, 2014	$82,329	$818,431	$(175,996)	$1,753	$726,517
Net income	20,151	52,020	24,899	4,514	101,584
Capital contribution	—	338	152	10	500
Equity-based compensation plans	—	1,967	—	—	1,967
Distributions to unitholders	—	(28,946)	(16,472)	(2,571)	(47,989)
Proceeds from equity offering, net of offering costs	—	902,451	—	—	902,451
Elimination of net current and deferred income tax liabilities	51,813	—	—	—	51,813
Jupiter net assets from EQT	(168,198)	—	—	—	(168,198)
Issuance of units	—	39,091	—	19,909	59,000
Purchase price in excess of net assets from EQT	—	(177,773)	(778,429)	(55,600)	(1,011,802)
Partner’s investments and net change in parent advances	13,905	—	—	—	13,905
Balance at June 30, 2014	$—	$1,607,579	$(945,846)	$(31,985)	$629,748

(1)          Financial statements for the six months ended June 30, 2014 and 2013 have been retrospectively recast to reflect the inclusion of Sunrise and Jupiter. See Note B.

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

Limited Partner and General Partner Units

The following table summarizes common, subordinated and general partner units issued January 1, 2013 through June 30, 2014.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2013	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger consideration	479,184	—	267,942	747,126
Balance at December 31, 2013	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at June 30, 2014	43,347,452	17,339,718	1,238,514	61,925,684

On May 7, 2014, the Partnership completed an underwritten public offering of 12,362,500 common units.  Net proceeds from the offering were used to finance the cash consideration paid to EQT in connection with the acquisition of the Jupiter gathering system (Jupiter) from EQT (Jupiter Acquisition). The Partnership received net proceeds of approximately $902 million from the offering after deducting the underwriters’ discount and offering expenses.

As of June 30, 2014, EQT retained a 36.4% equity interest in the Partnership, which includes 3,959,952 common units, 17,339,718 subordinated units and 1,238,514 general partner units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Partnership as of June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013. Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

As discussed in Note B, the Jupiter Acquisition and Sunrise Merger (as defined in Note B) were transactions between entities under common control; therefore, the Partnership recorded the assets and liabilities of Jupiter and Sunrise at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital.  The Partnership recast its consolidated financial statements to retrospectively reflect the Jupiter Acquisition and Sunrise Merger as if the assets and liabilities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

Due to the seasonal nature of the Partnership’s utility customer contracts, the interim statements for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Partnership’s Current Report on Form 8-K, as filed on June 26, 2014, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 will replace most of the existing revenue recognition requirements in GAAP when it becomes effective.  The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein.  Early adoption is not permitted.  The Partnership is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

B.                                    Jupiter Acquisition and Sunrise Merger

On April 30, 2014, the Partnership, its general partner, EQM Gathering Opco, LLC (EQM Gathering), a wholly owned subsidiary of the Partnership, and EQT Gathering, LLC (EQT Gathering), a wholly owned subsidiary of EQT entered into a contribution agreement (Contribution Agreement) pursuant to which, on May 7, 2014, EQT Gathering contributed to EQM Gathering certain assets constituting the Jupiter natural gas gathering system (Jupiter Acquisition).

The aggregate consideration paid by the Partnership to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 common units and 262,828 general partner units of the Partnership. The cash portion of the purchase price was funded with the net proceeds from an equity offering, as discussed in Note A, and borrowings under the Partnership’s credit facility, as discussed in Note F.

On July 15, 2013, the Partnership and Equitrans, L.P. (Equitrans) entered into an Agreement and Plan of Merger with EQT and Sunrise Pipeline, LLC (Sunrise), a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans , with Equitrans continuing as the surviving company (Sunrise Merger).  Upon closing, the Partnership paid EQT consideration of $540 million, consisting of a $507.5 million cash payment, 479,184 Partnership common units and 267,942 Partnership general partner units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a twenty-year term (the Precedent Agreement).  Pursuant to the Agreement and Plan of Merger, following the effectiveness of the transportation agreement contemplated by the Precedent Agreement in December 2013, the Partnership paid additional consideration of $110 million to EQT in January 2014.

Prior to the Sunrise Merger, the Partnership operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, prior to the merger, revenues and expenses associated with Sunrise were included in the Partnership’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated. Because the Sunrise Merger was a transaction between entities under common control, the Partnership has recast its financial statements to retrospectively reflect the merger. This included recasting depreciation expense recognized for the periods prior to the merger to reflect the pipeline’s useful life of 40 years. The decrease in depreciation expense and interest expense associated with the capital lease increased previously reported net income for the first six months of 2013.

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

C.                                    Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources.

The Partnership reports its operations in two segments, which reflect its lines of business. Transmission and storage includes the Partnership’s FERC-regulated interstate pipeline and storage business. Gathering includes Jupiter and the FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to the Partnership’s results based on operating income.

All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands)
Revenues from external customers:
Transmission and storage	$59,125	$41,960	$118,442	$83,025
Gathering	32,443	33,711	66,537	62,198
Total	$91,568	$75,671	$184,979	$145,223
Operating income:
Transmission and storage	$41,982	$29,666	$84,019	$60,127
Gathering	19,558	23,174	41,477	42,006
Total operating income	$61,540	$52,840	$125,496	$102,133
Reconciliation of operating income to net income:
Other income, net	559	229	828	526
Interest expense, net	6,629	213	12,284	417
Income tax expense	3,390	12,197	12,456	21,848
Net income	$52,080	$40,659	$101,584	$80,394

	June 30,	December 31,
	2014	2013
	(Thousands)
Segment assets:
Transmission and storage	$854,946	$807,287
Gathering	264,715	238,322
Total operating segments	1,119,661	1,045,609
Headquarters, including cash	25,748	18,363
Total assets	$1,145,409	$1,063,972

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands)
Depreciation and amortization:
Transmission and storage	$6,322	$4,442	$12,481	$8,753
Gathering	2,203	1,992	4,415	3,946
Total	$8,525	$6,434	$16,896	$12,699
Expenditures for segment assets:
Transmission and storage	$25,080	$12,284	$39,081	$23,223
Gathering	24,858	6,924	41,031	18,334
Total (1)	$49,938	$19,208	$80,112	$41,557

(1)         The Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation.  These non-cash capital expenditures in the table above were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

D.                        Related-Party Transactions

In the ordinary course of business, the Partnership has transactions with affiliated companies. The Partnership has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

The Partnership has various agreements with EQT. Pursuant to an omnibus agreement, EQT performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, the Partnership reimburses EQT for the expenses incurred in providing these services, except for any expenses associated with EQT’s long-term incentive programs as these are not expenses of the Partnership subsequent to the initial public offering (IPO) under the Partnership’s omnibus agreement.  The Partnership’s general partner established its own long-term incentive compensation plan in 2012. The omnibus agreement further requires that the Partnership reimburse EQT for the Partnership’s allocable portion of the premiums on any insurance policies covering the Partnership’s assets. EQT does not record any profit or margin for the administrative and operational services charged to the Partnership.

Pursuant to an operation and management services agreement, EQT Gathering provides the Partnership’s pipelines and storage facilities with certain operational and management services.  The Partnership reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement.  The expenses for which the Partnership reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis and the Partnership is unable to estimate what those expenses would be on a stand-alone basis.

E.                        Income Taxes

As a result of its limited partnership structure, the Partnership is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders; accordingly, the Partnership does not record a provision for income taxes. As discussed in Note B, the Partnership completed the Sunrise Merger on July 22, 2013 and the Jupiter Acquisition on May 7, 2014, which were transactions between entities under common control. Prior to these transactions, the income from Sunrise and Jupiter was included in EQT’s consolidated federal tax return; therefore, the Sunrise and Jupiter financial statements included U.S. federal and state income tax.  The income tax effects associated with the operations of Sunrise and Jupiter prior to the Sunrise Merger and the Jupiter Acquisition are reflected in the Partnership’s consolidated financial statements for those periods.

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

On May 7, 2014, the Partnership borrowed $340 million on its credit facility for the Jupiter Acquisition. On May 14, 2014, the Partnership made a $120 million payment to reduce its outstanding balance on the credit facility.

As of June 30, 2014, the Partnership had $330 million outstanding on the credit facility. There were no amounts outstanding on the credit facility as of December 31, 2013. The maximum amount of the Partnership’s outstanding short-term loans at any time during the three and six months ended June 30, 2014 was $450 million. The average daily balance of short-term loans outstanding was approximately $252 million and $173 million for the three and six months ended June 30, 2014, respectively. The loans bear interest at a weighted average rate of 1.68% for the six months ended June 30, 2014. The carrying value of short-term borrowings approximates fair value as the interest rates are based on prevailing market rates.

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

For the three and six months ended June 30, 2014, interest expense of $5.4 million and $10.3 million, respectively, and depreciation expense of $1.5 million and $2.8 million, respectively, were recorded related to the capital lease. At June 30, 2014, accumulated depreciation was $3.2 million, net capital lease assets were $135.6 million and capital lease obligations were $137.4 million.

H.                       Net Income per Limited Partner Unit

The Partnership’s net income is allocated to the general partner and limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the Partnership’s partnership agreement) for the period. Net income allocated to the general partner includes amounts attributed to incentive distributions, as applicable. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding. The phantom units granted to the independent directors of the Partnership’s general partner will be paid in common units on a director’s termination of service on the general partner’s Board of Directors. As there are no remaining service, performance or market conditions related to these awards, approximately 11,500 phantom unit awards were

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

included in the calculation of basic weighted average limited partner units outstanding for the three and six months ended June 30, 2014, respectively.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Potentially dilutive securities, consisting of performance awards, included in the calculation of diluted net income per limited partner unit totaled 126,202 and 105,740 for the three months ended June 30, 2014 and 2013, respectively. Potentially dilutive securities, consisting of performance awards, included in the calculation of diluted net income per limited partner unit totaled 122,907 and 110,959 for the six months ended June 30, 2014 and 2013, respectively. The 2014 EQM Value Driver Awards granted in the first quarter of 2014 were not included in potentially dilutive securities because the performance condition has not yet been met.

The following table presents the Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to Sunrise for periods prior to July 22, 2013 and to Jupiter for periods prior to May 7, 2014 was not allocated to the limited partners for purposes of calculating net income per limited partner unit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands, except per unit data)
Net income	$52,080	$40,659	$101,584	$80,394
Less:
Pre-acquisition net income allocated to parent	(5,502)	(19,628)	(20,151)	(35,284)
General partner interest in net income – 2%	(932)	(465)	(1,628)	(970)
General partner interest in net income attributable to incentive distribution rights	(1,860)	—	(2,886)	—
Limited partner interest in net income	$43,786	$20,566	$76,919	$44,140

Net income allocable to common units - basic	$30,861	$9,209	$52,020	$20,363
Net income allocable to subordinated units - basic	12,925	11,357	24,899	23,777
Limited partner interest in net income - basic	$43,786	$20,566	$76,919	$44,140

Net income allocable to common units – diluted	$30,871	$9,236	$52,038	$20,426
Net income allocable to subordinated units – diluted	12,915	11,330	24,881	23,714
Limited partner interest in net income – diluted	$43,786	$20,566	$76,919	$44,140

Weighted average limited partner units outstanding – basic
Common units	36,919	17,339	34,159	17,339
Subordinated units	17,340	17,340	17,340	17,340
Total	54,259	34,679	51,499	34,679

Weighted average limited partner units outstanding – diluted
Common units	37,046	17,445	34,282	17,450
Subordinated units	17,340	17,340	17,340	17,340
Total	54,386	34,785	51,622	34,790

Net income per limited partner unit – basic
Common units	$0.84	$0.53	$1.52	$1.17
Subordinated units	0.75	0.65	1.44	1.37
Total	$0.81	$0.59	$1.49	$1.27

EQT Midstream Partners, LP

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands, except per unit data)
Net income per limited partner unit – diluted
Common units	$0.83	$0.53	$1.52	$1.17
Subordinated units	0.74	0.65	1.43	1.37
Total	$0.81	$0.59	$1.49	$1.27

I.                            Subsidiary Guarantors

The Partnership filed a registration statement on Form S-3 with the SEC on July 1, 2013, as updated by a post- effective amendment filed with the SEC on June 26, 2014.  The purpose of the Form S-3 was to register, among other securities, debt securities. Certain subsidiaries of the Partnership are co-registrants with the Partnership (Subsidiary Guarantors), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors (other than EQT Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose primary purpose is to act as co-issuer of debt securities). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional. Subsidiaries of the Partnership other than the Subsidiary Guarantors and EQT Midstream Finance Corporation, if any, are minor. The Partnership has no assets or operations independent of the Subsidiary Guarantors and EQT Midstream Finance Corporation, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan. In the event that more than one of the Subsidiary Guarantors provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

J.                          Subsequent Events

On July 22, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2014 of $0.52 per common and subordinated unit, $0.7 million to the general partner related to its 2% general partner interest and $1.9 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on August 14, 2014 to unitholders of record at the close of business on August 5, 2014.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership) is a growth-oriented Delaware limited partnership. The Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise Pipeline, LLC (Sunrise), which was merged into the Partnership on July 22, 2013, and the Jupiter Gathering System (Jupiter), which was acquired on May 7, 2014, as the transactions were between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Partnership and its subsidiaries, including guidance regarding the Partnership’s transmission and storage and gathering revenue and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost and capacity of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the expected terms and structure of the proposed joint venture related to the MVP project, including the EQT affiliate to own and/or operate MVP; natural gas production growth in the Partnership’s operating areas for EQT and third parties; asset acquisitions, including the Partnership’s ability to complete any asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the effect of the AVC lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Partnership has based these forward-looking statements on current expectations and assumptions about future events.  While the Partnership considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Partnership’s control. With respect to the proposed pipeline projects, these risks and uncertainties include, among others, the ability to obtain regulatory permits and approvals, the ability to secure customer contracts, the availability of skilled labor, equipment and materials, and, with respect to MVP, the risk that the joint venture may not be consummated.  Additional risks and uncertainties that may affect the operations, performance and results of the Partnership’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Partnership’s Form 10-K for the year ended December 31, 2013.

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

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Partnership declared a cash distribution to unitholders of $0.52 per unit on July 22, 2014, which represents a 6% increase over the previous distribution paid on May 15, 2014 of $0.49 per unit.

For the three months ended June 30, 2014, the Partnership reported net income of $52.1 million compared to $40.7 million for the three months ended June 30, 2013. The increase was primarily related to an increase in transmission and storage revenues of $17.2 million primarily due to increased firm transmission contracted capacity, driven by production development in the Marcellus Shale and the addition of AVC and lower income tax expense.  These increases were partly offset by a $7.2 million increase in operating expenses and higher interest expense primarily related to the AVC lease.

For the six months ended June 30, 2014, the Partnership reported net income of $101.6 million compared to $80.4 million for the six months ended June 30, 2013. The increase was primarily related to an increase in operating revenues of $39.8 million driven by production development in the Marcellus Shale and the addition of AVC, and lower income tax expense.  These increases were partly offset by a $16.4 million increase in operating expenses and higher interest expense primarily related to the AVC lease.

Business Segment Results of Operations

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

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transmission and Storage Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	%	2014	2013	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues:
Operating revenues – affiliate (1)	$26,955	$33,904	(20.5)	$53,056	$66,486	(20.2)
Operating revenues – third party (1)	32,170	8,056	299.3	65,386	16,539	295.3
Total operating revenues	59,125	41,960	40.9	118,442	83,025	42.7
Operating expenses:
Operating and maintenance	5,292	3,480	52.1	10,450	6,774	54.3
Selling, general and administrative	5,529	4,372	26.5	11,492	7,371	55.9
Depreciation and amortization	6,322	4,442	42.3	12,481	8,753	42.6
Total operating expenses	17,143	12,294	39.4	34,423	22,898	50.3
Operating income	$41,982	$29,666	41.5	$84,019	$60,127	39.7

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)	1,676	1,152	45.5	1,640	1,027	59.7
Capital expenditures	$25,080	$12,284	104.2	$39,081	$23,223	68.3

(1)         On December 17, 2013, EQT completed the sale of Equitable Gas Company, LLC (EGC). Prior to the sale, revenues related to sales to EGC were recorded as affiliate revenues. Subsequent to the sale, revenues related to sales to EGC are recorded as third party revenues. For the three and six months ended June 30, 2013, these revenues were $9.1 million and $20.0 million, respectively.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Transmission and storage revenues increased by $17.2 million as a result of higher third party and affiliate firm transmission contracted capacity of $15.8 million, including $6.4 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Operating expenses totaled $17.1 million for the three months ended June 30, 2014 compared to $12.3 million for the three months ended June 30, 2013.  The increase in operating and maintenance expense resulted from additional costs associated with operating the AVC facilities of $1.2 million and increased repairs and maintenance expenses associated with increased throughput.  The selling, general and administrative expenses increased primarily related to additional costs associated with operating the AVC facilities of $1.0 million. The increase in depreciation and amortization expense was primarily a result of AVC facilities capital lease depreciation expense of $1.5 million as well as higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Transmission and storage revenues increased by $35.4 million as a result of higher third party and affiliate firm transmission contracted capacity of $34.4 million, including $15.4 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Operating expenses totaled $34.4 million for the six months ended June 30, 2014 compared to $22.9 million for the six months ended June 30, 2013.  The increase in operating and maintenance expense resulted from additional costs associated with operating the AVC facilities of $2.3 million, increased repairs and maintenance expenses associated with increased throughput and higher allocations including personnel costs from EQT. Selling, general and

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

administrative expenses increased primarily related to additional costs associated with operating the AVC facilities of $1.9 million, $1.1 million of increased professional services and other costs associated with growth of the business and $0.8 million of increased personnel costs including incentive compensation. The increase in depreciation and amortization expense was primarily a result of AVC facilities capital lease depreciation expense of $2.8 million as well as higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013.

Gathering Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	%	2014	2013	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues:
Operating revenues – affiliate	$30,203	$32,334	(6.6)	$62,069	$59,325	4.6
Operating revenues – third party	2,240	1,377	62.7	4,468	2,873	55.5
Total operating revenues	32,443	33,711	(3.8)	66,537	62,198	7.0
Operating expenses:
Operating and maintenance	5,655	4,887	15.7	11,107	9,506	16.8
Selling, general and administrative	5,027	3,658	37.4	9,538	6,740	41.5
Depreciation and amortization	2,203	1,992	10.6	4,415	3,946	11.9
Total operating expenses	12,885	10,537	22.3	25,060	20,192	24.1
Operating income	$19,558	$23,174	(15.6)	$41,477	$42,006	(1.3)

OPERATIONAL DATA
Gathering volumes (BBtu per day)	708	656	7.9	687	596	15.3
Capital expenditures	$24,858	$6,924	259.0	$41,031	$18,334	123.8

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Gathering revenues decreased by $1.3 million as a result of a lower average gathering fee partly offset by higher gathered volumes for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The average gathering fee decreased due to a lower gathering rate on Marcellus Shale volumes in the current year for Jupiter. The increase in gathered volumes was the result of increased production development in the Marcellus Shale.

Operating expenses totaled $12.9 million for the three months ended June 30, 2014 compared to $10.5 million for the three months ended June 30, 2013.  The increase in operating and maintenance expense was primarily due to increases in repairs and maintenance and allocations from EQT partly offset by decreased purchased gas costs.  Fuel usage and other requirements on the gathering system, excluding Jupiter, have historically exceeded the natural gas retained from the Partnership’s gathering customers as compensation for its fuel usage and other requirements.  Purchased gas costs were recorded for the difference.  The decline in purchased gas costs during 2014 was primarily the result of operating improvements.  The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT of $0.7 million due to higher corporate overhead and personnel costs as well as transaction costs of $0.7 million incurred by the Partnership in connection with the Jupiter Acquisition.  The increase in depreciation and amortization expense resulted from additional assets placed in-service.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Gathering revenues increased by $4.3 million as a result of higher gathered volumes partly offset by a lower average gathering fee for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in gathered volumes was the result of increased production development in the Marcellus Shale.  The average gathering fee decreased due to a lower gathering rate on Marcellus Shale volumes in the current year for Jupiter.

Operating expenses totaled $25.1 million for the six months ended June 30, 2014 compared to $20.2 million for the six months ended June 30, 2013.  The increase in operating and maintenance expense was primarily due to increases in repairs and maintenance and allocations from EQT partly offset by decreased purchased gas costs.  Fuel usage and other requirements on the gathering system, excluding Jupiter, have historically exceeded the natural gas retained from the Partnership’s gathering customers as compensation for its fuel usage and other requirements.  Purchased gas costs were recorded for the difference.  The decline in purchased gas costs during 2014 was primarily the result of operating improvements.  The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT of $1.9 million due to higher corporate overhead and personnel costs and transaction costs of $0.7 million incurred by the Partnership in connection with the Jupiter Acquisition.  The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction of regulated assets. Other income increased $0.3 million for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013.

Interest expense was $6.6 million for the three months ended June 30, 2014 compared to $0.2 million for the three months ended June 30, 2013.  The increase primarily related to interest incurred on the AVC facilities capital lease of $5.4 million and interest related to the borrowings on the credit facility of $1.1 million.  Interest expense was $12.3 million for the six months ended June 30, 2014 compared to $0.4 million for the six months ended June 30, 2013. The increase primarily related to interest incurred on the AVC facilities capital lease of $10.3 million and interest related to the borrowings on the credit facility of $1.5 million.

Income tax expense was $3.4 million for the three months ended June 30, 2014 compared to $12.2 million for the three months ended June 30, 2013 and $12.5 million for the six months ended June 30, 2014 compared to $21.8 million for the six months ended June 30, 2013. The Partnership is not subject to U.S. federal and state income taxes. As previously noted, the Sunrise Merger on July 22, 2013 and the Jupiter Acquisition on May 7, 2014 were transactions between entities under common control for which the consolidated financial statements of the Partnership have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with Sunrise’s and Jupiter’s operations prior to the Sunrise Merger and the Jupiter Acquisition are reflected in the consolidated financial statements as Sunrise and Jupiter were previously part of EQT’s consolidated federal tax return. The first half of 2013 included a full six months of recast income tax expense for Sunrise and Jupiter, while 2014 included no income tax for Sunrise and income tax for Jupiter through May 7, 2014 only. The decrease in income tax expense resulted primarily from the timing of the Sunrise Merger and the Jupiter Acquisition.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Partnership defines adjusted EBITDA as net income plus net interest expense, depreciation and amortization expense, income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income and capital lease payments and Jupiter EBITDA prior to acquisitions. The Partnership defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of expected reimbursements.  Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands)
Net income	$52,080	$40,659	$101,584	$80,394
Add:
Interest expense, net	6,629	213	12,284	417
Depreciation and amortization expense	8,525	6,434	16,896	12,699
Income tax expense	3,390	12,197	12,456	21,848
Non-cash long-term compensation expense	827	209	1,805	562
Non-cash adjustments	—	(430)	—	(680)
Less:
Other income, net	(559)	(229)	(828)	(526)
Capital lease payments for AVC (1)	(4,216)	—	(11,195)	—
Pre-merger capital lease payments for Sunrise (1)	—	(8,338)	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	(9,496)	(27,286)	(34,733)	(49,374)
Adjusted EBITDA	$57,180	$23,429	$98,269	$50,139
Less:
Interest expense, excluding capital lease interest	(1,275)	(221)	(1,992)	(440)
Ongoing maintenance capital expenditures, net of expected reimbursements	(3,340)	(2,097)	(4,821)	(4,171)
Distributable cash flow	$52,565	$21,111	$91,456	$45,528

Net cash provided by operating activities	$78,000	$36,070	$124,159	$83,364
Adjustments:
Interest expense, net	6,629	213	12,284	417
Current tax expense	3,291	10,220	12,028	18,986
Capital lease payments for AVC (1)	(4,216)	—	(11,195)	—
Pre-merger capital lease payments for Sunrise (1)	—	(8,338)	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	(9,496)	(27,286)	(34,733)	(49,374)
Other, including changes in working capital	(17,028)	12,550	(4,274)	11,947
Adjusted EBITDA	$57,180	$23,429	$98,269	$50,139

(1)         Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.

(2)         Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from the Partnership’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to the Partnership’s acquisition;  therefore, they were not amounts that could have been distributed to the Partnership’s unitholders.  Adjusted EBITDA attributable to Jupiter for the three and six months ended June 30, 2014 is calculated as net income of $5.5 million and $20.1 million plus depreciation and amortization expense of $0.6 million and $2.1 million plus income tax expense of $3.4 million and $12.5 million, respectively.  Adjusted EBITDA attributable to Jupiter for the three months and six months ended June 30, 2013 is calculated as net income of $16.1 million and $29.1 million plus depreciation and amortization expense of $1.3 million and $2.5 million plus income tax expense of $9.9 million and $17.8 million, respectively.

Adjusted EBITDA was $57.2 million for the three months ended June 30, 2014 compared to $23.4 million for the three months ended June 30, 2013 and $98.3 million for the six months ended June 30, 2014 compared to $50.1 million for the six months ended June 30, 2013. These increases were primarily a result of increased transmission

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

and storage operating revenues related to production development in the Marcellus Shale and the Sunrise Merger and Jupiter Acquisition, which resulted in Sunrise and Jupiter EBITDA being reflected in adjusted EBITDA subsequent to the transactions, partly offset by an increase in operating expenses consistent with the overall growth of the transmission system. Distributable cash flow was $52.6 million for the three months ended June 30, 2014 compared to $21.1 million for the three months ended June 30, 2013 and $91.5 million for the six months ended June 30, 2014 compared to $45.5 million for the six months ended June 30, 2013. These increases were mainly attributable to the increase in adjusted EBITDA.

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

In the near term, the Partnership expects that the following expansion projects will also allow it to capitalize on increased drilling activity by EQT and other third-party producers.

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

•                   Transmission and Gathering Expansion (Range Resources Project). The Partnership entered into agreements with a subsidiary of Range Resources Corporation to provide gathering, compression, and transmission services in southwestern Pennsylvania. The Partnership expects to invest approximately $30 million in gathering infrastructure and $25 million in a transmission expansion project in conjunction with the agreements.  The transmission expansion will add approximately 100 BBtu per day of capacity to the Partnership’s transmission system and is expected to be in service in the fourth quarter of 2014.  The agreements include a fee-based 10-year minimum volume commitment for gathering and transmission services.

•                   Jupiter Gathering Expansion.  The Partnership expects to complete several expansion projects related to the Jupiter gathering system during 2014 and 2015.  These expansion projects are fully subscribed under the Jupiter Gas Gathering Agreement with EQT. The 2014 expansion involves the construction of the Halo compressor station and the addition of compression at the Callisto and Jupiter compressor stations in Greene County, Pennsylvania and is expected to be placed into service in the fourth quarter of 2014. This expansion is expected to add approximately 350 MMcf per day of compression capacity and is estimated to cost approximately $47 million. The 2015 expansion involves the construction of the Europa compressor station in Greene County and is expected to be placed into service in the fourth quarter of 2015. This expansion is expected to add approximately 200 MMcf per day of compression capacity and is estimated to cost

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

approximately $51 million. In addition, the Partnership expects to spend approximately $84 million over 2014 and 2015 to build approximately 20 miles of additional gathering pipelines and for field pressure reduction.

•                  Ohio Valley Connector.  The Partnership announced that it will construct and own the Ohio Valley Connector (OVC) pipeline, which will be regulated by FERC. OVC will connect the Partnership’s transmission and storage system in northern West Virginia to Clarington, Ohio. At Clarington, OVC will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. In addition to providing Marcellus producers access to pipelines serving Midwest and Gulf Coast markets, OVC will provide Utica producers, located along the route, direct access to the Partnerships’ extensive transmission system and is expected to be in-service by mid-year 2016. Subject to FERC approval, the 36 mile pipeline extension will provide approximately 1.0 Bcf per day of transmission capacity and is estimated to cost $300 million.  The Partnership has entered into a 20-year precedent agreement with EQT for a total of 650 MMcf per day of firm transmission capacity on OVC.

•                  Mountain Valley Pipeline.  On July 10, 2014, EQT completed a non-binding open season for the proposed Mountain Valley Pipeline project. The open season resulted in significant interest from many potential shippers. EQT is working toward binding precedent agreements with shippers and expects to have an update on the project within the next several months. EQT currently expects the 330-mile project, which is subject to Board and FERC approval, to extend from the Partnership’s transmission and storage system in West Virginia to southern Virginia, to provide approximately two billion cubic feet per day of firm transmission capacity and to be in-service by the end of 2018. The pipeline is expected to be constructed and owned by a joint venture between EQT or the Partnership and NextEra Energy, Inc.

On April 30, 2014, EQT entered into a gas gathering agreement with EQT Gathering for gathering services on Jupiter (Jupiter Gas Gathering Agreement). The Jupiter Gas Gathering Agreement has a ten year term (with year-to-year rollovers), beginning May 1, 2014. Under the agreement, EQT has subscribed for all of the approximately 225 MMcf per day of firm compression capacity currently available on Jupiter. The Partnership anticipates future expansion projects which are expected to bring the total Jupiter compression capacity to approximately 775 MMcf per day. EQT has agreed to separate ten year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. After all of the expansion projects scheduled to be completed in 2014 and 2015 have been placed into service, EQT’s firm reservation fee is expected to result in revenue of approximately $173 million annually. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of the Jupiter Acquisition, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering.

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

Operating Activities

Net cash provided by operating activities totaled $124.2 million for the first six months of 2014 compared to $83.4 million for the first six months of 2013. The increase in net cash provided by operating activities was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” section herein and timing of payments between the two periods.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

Net cash used in investing activities totaled $248.1 million for the first six months of 2014 compared to $41.6 million for the first six months of 2013. The increase was primarily attributable to the acquisition of the Jupiter net assets from EQT as well as the following expansion projects: the Jupiter gathering expansion, the Range Resources project, the Jefferson compressor station expansion project and the Ohio Valley Connector. These increases were partly offset by decreases in maintenance capital expenditures related to timing of the projects.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $131.4 million for the first six months of 2014 compared to net cash used in financing activities of $67.6 million for the first six months of 2013.  Cash inflows for the first six months of 2014 from the equity offering and net borrowings under the Partnership’s credit facility totaling $1.2 billion were mostly offset by cash payments for the Jupiter acquisition of approximately $1.0 billion, the Sunrise merger of $110.0 million and distributions to unitholders of $48.0 million.  Cash outflows for the first six months of 2013 primarily related to predecessor distributions paid to EQT of $29.0 million and distributions to unitholders of $25.5 million.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to maintain and upgrade existing operations and pursue expansion projects. Capital expenditures for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2014	2013	2014	2013

	(Thousands)

Expansion capital expenditures	$43,694	$12,431	$71,695	$29,350
Maintenance capital expenditures:
Ongoing maintenance	3,723	2,987	5,331	6,139
Funded regulatory compliance	2,521	3,790	3,086	6,068
Total maintenance capital expenditures	6,244	6,777	8,417	12,207
Total capital expenditures (1)	$49,938	$19,208	$80,112	$41,557

(1)         The Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation.  These non-cash capital expenditures in the table above were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

Expansion capital expenditures increased primarily due to expenditures related to the Jupiter gathering expansion, the Range Resources project, the Jefferson compressor station expansion project and the Ohio Valley Connector.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in this section. The period over period changes primarily relate to the timing of projects. Included in these amounts for the three and six months ended June 30, 2014 were $0.3 million and $0.5 million, respectively, of maintenance capital expenditures that the Partnership expects to be reimbursed by EQT under the terms of the omnibus agreement.  Included in these amounts for the three and six months ended June 30, 2013 were $0.8 million and $1.9 million, respectively, of maintenance capital expenditures that the Partnership was reimbursed by EQT under the terms of the omnibus agreement.  The reimbursement of maintenance capital expenditures is only applicable to the Partnership’s assets owned at the time of the IPO.  Amounts reimbursed are recorded as capital contributions when received.

EQT Midstream Partners, LP

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Funded regulatory compliance capital expenditures decreased primarily due to the timing of costs associated with a multi-year program to install remote valve and pressure monitoring equipment on the Partnership’s transmission and storage system. The Partnership retained approximately $32 million from the net proceeds of its IPO to fund these expenditures. Since the IPO, funded regulatory compliance capital expenditures have totaled $22.0 million.

The Partnership forecasts total capital expenditures of $225 million to $250 million in 2014. The Partnership’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. Maintenance related capital expenditures are also expected to vary quarter to quarter. The Partnership expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under the Partnership’s credit facility, debt offerings and the issuance of additional partnership units. The Partnership forecasts capital expenditures only for projects it has the authority to complete.

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

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, if the Partnership has an investment grade rating, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of June 30, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

On May 7, 2014, the Partnership borrowed $340 million on its credit facility for the Jupiter Acquisition. On May 14, 2014, the Partnership made a $120 million payment to reduce its outstanding balance on the credit facility.  The Partnership had $330 million outstanding on the credit facility as of June 30, 2014.

Distributions

A cash distribution to unitholders of $0.49 per limited partner unit was paid on May 15, 2014 related to the first quarter of 2014. On July 22, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2014 of $0.52 per common and subordinated unit, $0.7 million to the general partner related to its 2% general partner interest and $1.9 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on August 14, 2014 to unitholders of record at the close of business on August 5, 2014.

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

Critical Accounting Policies

The Partnership’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 contained in the Partnership’s Current Report on Form 8-K as filed on June 26, 2014.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s Consolidated Financial Statements in Item 1 on this Quarterly Report on Form 10-Q for the period ended June 30, 2014.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership maintains a credit facility. The Partnership may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Partnership is exposed to credit risk. Credit risk is the risk that the Partnership may incur a loss if a counterparty fails to perform under a contract. The Partnership manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Partnership may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Partnership’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Partnership is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Partnership’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Partnership has historically experienced only minimal credit losses in connection with its receivables. Approximately 50% and 59% of the Partnership’s third party accounts receivable balances as of June 30, 2014 and December 31, 2013, respectively, represent amounts due from marketers. The Partnership is also exposed to the credit risk of EQT, its largest customer. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At June 30, 2014, EQT’s public senior debt had an investment grade credit rating. In order to be considered investment grade, a company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

Other market risks

The Partnership has a $750 million revolving credit facility that matures on February 18, 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of June 30, 2014, the Partnership had $330 million of loans outstanding and no letters of credit outstanding under its credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 5. Other Information

Amendment to the Partnership Agreement

On July 24, 2014, EQT Midstream Services, LLC, which is the general partner of the Partnership (the General Partner), entered into an amendment to the Partnership’s First Amended and Restated Limited Partnership Agreement, dated as of July 2, 2012 (the Partnership Agreement). The amendment, which became effective on July 24, 2014, changes the definition of an “eligible taxable holder” and gives the General Partner flexibility in making the determination of whether a unitholder is an “eligible taxable holder,” among other things. Under the previous definition, “eligible taxable holders” were (a) individuals or entities subject to United States federal income taxation on the Partnership’s income or (b) entities not subject to taxation on the Partnership’s income, so long as all of the entity’s owners are subject to such taxation.  Under the new definition, “eligible taxable holders” are individuals or entities (a) whose, or whose owners’, U.S. federal income tax status (or lack of proof thereof) does not have, or is not reasonably likely to have, as determined by the General Partner, a material adverse effect on the rates that can be charged to customers by the Partnership or its subsidiaries with respect to assets that are subject to regulation by the FERC or similar regulatory body or (b) as to whom the General Partner cannot make the determination provided for in clause (a), if the General Partner determines that it is in the best interest of the Partnership to permit such individual or entity (or category thereof) to own interests of the Partnership. The General Partner can change its determination of whether a holder, or category of holders, is eligible at any time. The amendment is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Amendment and Restatement of the Limited Liability Company Agreement of the General Partner

On July 24, 2014, EQT Gathering, LLC, which is a wholly owned subsidiary of EQT and the current sole member of the General Partner, entered into the Second Amended and Restated Limited Liability Company Agreement of the General Partner (the Amended and Restated LLC Agreement).  The Amended and Restated LLC Agreement reflects a series of contributions of the General Partner’s membership interests from EQT Investments Holdings, LLC, the prior sole member of the General Partner, and designates EQT Gathering, LLC as the sole member of the General Partner as a result of such contributions.  The Amended and Restated LLC Agreement is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Ohio Valley Connector Precedent Agreement

On July 23, 2014, Equitrans, LP, which is a wholly owned subsidiary of the Partnership (Equitrans), and EQT Energy, LLC  (EQT Energy), a wholly owned subsidiary of EQT, entered into a Precedent Agreement for approximately 650 BBtu per day of firm transportation capacity on Equitrans’ proposed Ohio Valley Connector pipeline (Precedent Agreement) for a term of 20 years commencing in June 2016.  The Precedent Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

2.1

Contribution Agreement by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Gathering, LLC, dated as of April 30, 2014. The Partnership will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

3.1	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 24, 2014

3.2	Second Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated July 24, 2014

10.1

Jupiter Gas Gathering Agreement between EQT Production Company, EQT Energy LLC and EQT Gathering, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the SEC.

10.2	Precedent Agreement for Transportation Services, dated July 23, 2014, between Equitrans, LP and EQT Energy, LLC

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data File

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By:	EQT Midstream Services, LLC, its General Partner

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  July 24, 2014

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing

2.1

Contribution Agreement by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Gathering, LLC, dated as of April 30, 2014. The Partnership will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Filed as exhibit 2.1 to Form 8-K (#001-35574) filed April 30, 2014

3.1	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 24, 2014	Filed herewith as Exhibit 3.1

3.2	Second Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated July 24, 2014	Filed herewith as Exhibit 3.2

10.1

Jupiter Gas Gathering Agreement between EQT Production Company, EQT Energy LLC and EQT Gathering, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks (***), because confidential treatment for those terms has been requested. The redacted material has been separately filed with the SEC.

Filed herewith as Exhibit 10.1

10.2	Precedent Agreement for Transportation Services, dated July 23, 2014, between Equitrans, LP and EQT Energy, LLC	Filed herewith as Exhibit 10.2

31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1

31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32

101	Interactive Data File	Filed herewith as Exhibit 101