Form 10-Q
period 2014-09-30
EQT Midstream Partners, LP
filed 2014-10-23
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of September 30, 2014, there were 43,347,452 Common Units, 17,339,718 Subordinated Units and 1,238,514 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP (the Partnership) as net income plus net interest expense, depreciation and amortization expense,  income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income, capital lease payments and Jupiter adjusted EBITDA prior to acquisition.

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
Measurements

Btu = one British thermal unit
BBtu  = billion British thermal units
Bcf    = billion cubic feet
Dth  =  million British thermal units
Mcf    = thousand cubic feet
MMBtu  = million British thermal units
MMcf   = million cubic feet
TBtu = trillion British thermal units
Tcf = one trillion cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Operating revenues:
Operating revenues – affiliate	$61,641	$67,377	$176,766	$193,188
Operating revenues – third party	34,203	10,099	104,057	29,511
Total operating revenues	95,844	77,476	280,823	222,699
Operating expenses:
Operating and maintenance (2)	11,710	9,740	33,267	26,020
Selling, general and administrative (2)	9,901	7,188	30,931	21,299
Depreciation and amortization	9,846	6,624	26,742	19,323
Total operating expenses	31,457	23,552	90,940	66,642
Operating income	64,387	53,924	189,883	156,057
Other income, net	806	319	1,634	845
Interest expense, net (3)	8,660	196	20,944	613
Income before income taxes	56,533	54,047	170,573	156,289
Income tax expense	—	9,993	12,456	31,841
Net income	$56,533	$44,054	$158,117	$124,448

Calculation of limited partner interest in net income:
Net income	$56,533	$44,054	$158,117	$124,448
Less pre-acquisition net income allocated to parent	—	(16,338)	(20,151)	(51,622)
Less general partner interest in net income	(4,540)	(755)	(9,055)	(1,726)
Limited partner interest in net income	$51,993	$26,961	$128,911	$71,100

Net income per limited partner unit – basic	$0.86	$0.61	$2.38	$1.84
Net income per limited partner unit – diluted	$0.85	$0.60	$2.37	$1.84

Weighted average limited partner units outstanding – basic	60,699	44,526	54,259	38,618
Weighted average limited partner units outstanding – diluted	60,827	44,639	54,384	38,731

Cash distributions declared per unit (4)	$0.55	$0.43	$1.56	$1.20

(1)
Financial statements for the nine months ended September 30, 2014 and the three months ended September 30, 2013 have been retrospectively recast to reflect the inclusion of the Jupiter natural gas gathering system (Jupiter). Financial statements for the nine months ended September 30, 2013 have been retrospectively recast to reflect the inclusion of Jupiter and Sunrise Pipeline, LLC (Sunrise). See Note B.

(2)
Operating and maintenance expense includes charges from EQT Corporation and its subsidiaries (collectively, EQT) of $6.4 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively, and $18.0 million and $13.9 million for the nine months ended September 30, 2014 and 2013, respectively.  Selling, general and administrative expense includes charges from EQT of $7.9 million and $6.6 million for the three months ended September 30, 2014 and 2013, respectively, and $23.7 million and $19.0 million for the nine months ended September 30, 2014 and 2013, respectively.  See Note D.

(3)	Interest expense for the three and nine months ended September 30, 2014 includes $4.7 million and $15.0 million, respectively, related to interest on a capital lease with an affiliate. See Note H.

(4)	Represents the cash distributions declared related to the period presented. See Note K.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2014	2013
	(Thousands)
Cash flows from operating activities:
Net income	$158,117	$124,448
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,742	19,323
Deferred income taxes	428	4,620
Other income	(1,634)	(845)
Non-cash long-term compensation expense	2,584	772
Non-cash adjustments	—	(680)
Changes in other assets and liabilities:
Accounts receivable	(4,241)	(983)
Accounts payable	15,296	(9,450)
Due to/from EQT affiliates	(9,788)	10,464
Other assets and liabilities	1,477	1,111
Net cash provided by operating activities	188,981	148,780
Cash flows from investing activities:
Capital expenditures	(143,934)	(76,173)
Jupiter Acquisition – net assets from EQT	(168,198)	—
Net cash used in investing activities	(312,132)	(76,173)
Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	902,467	529,442
Jupiter Acquisition – purchase price in excess of net assets from EQT	(952,802)	—
Proceeds from short-term loans	450,000	—
Payments of short-term loans	(450,000)	—
Proceeds from the issuance of long-term debt	500,000	—
Discount, debt issuance costs and credit facility origination fees	(9,634)	—
Sunrise Merger payment	(110,000)	(507,500)
Distributions paid to unitholders	(82,089)	(44,993)
Capital contributions	382	4,241
Partners’ investments and net change in parent advances	13,905	(41,419)
Predecessor distributions paid to EQT	—	(31,390)
Capital lease principal payments	(2,216)	—
Net cash provided by (used in) financing activities	260,013	(91,619)

Net change in cash and cash equivalents	136,862	(19,012)
Cash and cash equivalents at beginning of period	18,363	50,041
Cash and cash equivalents at end of period	$155,225	$31,029

Cash paid during the period for:
Interest paid	$17,581	$714
Non-cash activity during the period for:
Capital lease asset/obligation	$7,231	$—
Elimination of net current and deferred tax liabilities	$51,813	$42,972
Limited partner and general partner units issued for acquisitions	$59,000	$32,500

(1)
Financial statements for the nine months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of Jupiter. Financial statements for the nine months ended September 30, 2013 have been retrospectively recast to reflect the inclusion of Jupiter and Sunrise. See Note B.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP
Consolidated Balance Sheets (Unaudited) (1)

	September 30, 2014	December 31, 2013
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$155,225	$18,363
Accounts receivable (net of allowance for doubtful accounts of $197 as of September 30, 2014 and $152 as of December 31, 2013)	12,704	8,463
Accounts receivable – affiliate	30,671	23,620
Other current assets	841	1,033
Total current assets	199,441	51,479

Property, plant and equipment	1,333,855	1,163,683
Less: accumulated depreciation	(192,296)	(168,740)
Net property, plant and equipment	1,141,559	994,943

Regulatory and other long-term assets	17,284	17,550
Total assets	$1,358,284	$1,063,972

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$28,372	$8,634
Due to related party	10,739	25,621
Sunrise merger consideration payable to EQT	—	110,000
Accrued liabilities	25,411	13,613
Total current liabilities	64,522	157,868

Deferred income taxes, net	—	39,840
Long-term debt	492,512	—
Lease obligation	141,008	133,733
Other long-term liabilities	7,184	6,014
Total liabilities	705,226	337,455

Partners’ capital:
Predecessor equity	—	82,329
Common units (43,347,452 and 30,468,902 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	1,622,798	818,431
Subordinated units (17,339,718 units issued and outstanding at September 30, 2014 and December 31, 2013)	(939,754)	(175,996)
General partner interest (1,238,514 and 975,686 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	(29,986)	1,753
Total partners’ capital	653,058	726,517
Total liabilities and partners’ capital	$1,358,284	$1,063,972

(1)          Financial statements as of December 31, 2013 have been retrospectively recast to reflect the inclusion of Jupiter. See Note B.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Partners’ Capital (Unaudited) (1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2013	$279,576	$313,304	$153,664	$8,108	$754,652
Net income	51,622	39,994	31,106	1,726	124,448
Capital contribution	—	1,778	1,404	66	3,248
Equity-based compensation plans	—	772	—	—	772
Distributions to unitholders	—	(24,672)	(19,421)	(900)	(44,993)
Predecessor distributions paid to EQT	(31,390)	—	—	—	(31,390)
Partners’ investments and net change in parent advances	(41,419)	—	—	—	(41,419)
Proceeds from equity offering, net of offering costs	—	529,442	—	—	529,442
Elimination of net current and deferred income tax liabilities	42,972	—	—	—	42,972
Sunrise net assets from EQT	(215,544)	—	—	—	(215,544)
Issuance of units	—	20,845	—	11,655	32,500
Purchase price in excess of net assets from EQT	—	(51,352)	(258,555)	(14,549)	(324,456)
Balance at September 30, 2013	$85,817	$830,111	$(91,802)	$6,106	$830,232

Balance at January 1, 2014	$82,329	$818,431	$(175,996)	$1,753	$726,517
Net income	20,151	88,903	40,008	9,055	158,117
Capital contribution	—	338	152	10	500
Equity-based compensation plans	—	2,828	—	—	2,828
Distributions to unitholders	—	(51,487)	(25,489)	(5,113)	(82,089)
Proceeds from equity offering, net of offering costs	—	902,467	—	—	902,467
Elimination of net current and deferred income tax liabilities	51,813	—	—	—	51,813
Jupiter net assets from EQT	(168,198)	—	—	—	(168,198)
Issuance of units	—	39,091	—	19,909	59,000
Purchase price in excess of net assets from EQT	—	(177,773)	(778,429)	(55,600)	(1,011,802)
Partners' investments and net change in parent advances	13,905	—	—	—	13,905
Balance at September 30, 2014	$—	$1,622,798	$(939,754)	$(29,986)	$653,058

(1)   Financial statements for the nine months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of Jupiter. Financial statements for the nine months ended September 30, 2013 have been retrospectively recast to reflect the inclusion of Jupiter and Sunrise. See Note B.

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

Limited Partner and General Partner Units

The following table summarizes common, subordinated and general partner units issued January 1, 2013 through September 30, 2014.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2013	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger consideration	479,184	—	267,942	747,126
Balance at December 31, 2013	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at September 30, 2014	43,347,452	17,339,718	1,238,514	61,925,684

On May 7, 2014, the Partnership completed an underwritten public offering of 12,362,500 common units.  Net proceeds from the offering were used to finance the cash consideration paid to EQT in connection with the acquisition of the Jupiter natural gas gathering system (Jupiter) from EQT (Jupiter Acquisition). The Partnership received net proceeds of approximately $902 million from the offering after deducting the underwriters’ discount and offering expenses.

As of September 30, 2014, EQT retained a 36.4% equity interest in the Partnership, which includes 3,959,952 common units, 17,339,718 subordinated units and 1,238,514 general partner units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Partnership as of September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Due to the seasonal nature of the Partnership’s utility customer contracts, the interim statements for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

B.                                    Jupiter Acquisition and Sunrise Merger

On April 30, 2014, the Partnership, its general partner, EQM Gathering Opco, LLC (EQM Gathering), a wholly owned subsidiary of the Partnership, and EQT Gathering, LLC (EQT Gathering), a wholly owned subsidiary of EQT entered into a contribution agreement (Contribution Agreement) pursuant to which, on May 7, 2014, EQT Gathering contributed to EQM Gathering certain assets constituting the Jupiter natural gas gathering system.

The aggregate consideration paid by the Partnership to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 common units and 262,828 general partner units of the Partnership. The cash portion of the purchase price was funded with the net proceeds from an equity offering of common units, as discussed in Note A, and borrowings under the Partnership’s credit facility.

On July 15, 2013, the Partnership and Equitrans, L.P. (Equitrans) entered into an Agreement and Plan of Merger with EQT and Sunrise Pipeline, LLC (Sunrise), a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company (Sunrise Merger).  Upon closing, the Partnership paid EQT consideration of $540 million, consisting of a $507.5 million cash payment and issuance of 479,184 common units and 267,942 general partner units of the Partnership. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a twenty year term (the Precedent Agreement).  Pursuant to the Agreement and Plan of Merger, following the effectiveness of the transportation agreement contemplated by the Precedent Agreement in December 2013, the Partnership paid additional consideration of $110 million to EQT in January 2014.

The Jupiter Acquisition and Sunrise Merger were transactions between entities under common control; therefore, the Partnership recast its consolidated financial statements to retrospectively reflect these transactions as further discussed in Note A. Prior to the Sunrise Merger, the Partnership operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, prior to the merger, revenues and expenses associated with Sunrise were included in the Partnership’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated. Because the Sunrise Merger was a transaction between entities under common control, the Partnership has recast its financial statements to retrospectively reflect the merger. This included recasting depreciation expense recognized for the periods prior to the merger to reflect the pipeline’s useful life of 40 years. The decrease in depreciation expense and interest expense associated with the capital lease increased previously reported net income for the first six months of 2013.

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

All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Revenues from external customers:
Transmission and storage	$62,436	$42,858	$180,878	$125,883
Gathering	33,408	34,618	99,945	96,816
Total	$95,844	$77,476	$280,823	$222,699

Operating income:
Transmission and storage	$42,515	$30,435	$126,534	$90,562
Gathering	21,872	23,489	63,349	65,495
Total operating income	$64,387	$53,924	$189,883	$156,057

Reconciliation of operating income to net income:
Other income, net	806	319	1,634	845
Interest expense, net	8,660	196	20,944	613
Income tax expense	—	9,993	12,456	31,841
Net income	$56,533	$44,054	$158,117	$124,448

	September 30, 2014	December 31, 2013
	(Thousands)
Segment assets:
Transmission and storage	$892,361	$807,287
Gathering	307,843	238,322
Total operating segments	$1,200,204	$1,045,609
Headquarters, including cash	158,080	18,363
Total assets	$1,358,284	$1,063,972

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Depreciation and amortization:
Transmission and storage	$7,195	$4,542	$19,676	$13,295
Gathering	2,651	2,082	7,066	6,028
Total	$9,846	$6,624	$26,742	$19,323

Expenditures for segment assets:
Transmission and storage	$39,826	$27,280	$78,907	$50,503
Gathering	28,682	6,283	69,713	24,617
Total (1)	$68,508	$33,563	$148,620	$75,120

 (1)  The Partnership accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $7.6 million, $6.0 million and $3.2 million at

September 30, 2014, June 30, 2014 and December 31, 2013, respectively.  Accrued capital expenditures were $3.7 million, $3.7 million and $4.8 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

Additionally, the Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.

D.                        Related-Party Transactions

In the ordinary course of business, the Partnership has transactions with EQT affiliated companies. The Partnership has various contracts with EQT affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

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

E.                        Income Taxes

As a result of its limited partnership structure, the Partnership is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders; accordingly, the Partnership does not record a provision for income taxes. As discussed in Note B, the Partnership completed the Sunrise Merger on July 22, 2013 and the Jupiter Acquisition on May 7, 2014, each of which was a transaction between entities under common control. Prior to these transactions, the income from Sunrise and Jupiter was included in EQT’s consolidated federal tax return; therefore, the Sunrise and Jupiter financial statements included U.S. federal and state income tax.  The income tax effects associated with the operations of Sunrise and Jupiter prior to the Sunrise Merger and the Jupiter Acquisition are reflected in the Partnership’s consolidated financial statements for those periods.

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

As of September 30, 2014 and December 31, 2013, there were no amounts outstanding under the credit facility. The maximum amount of the Partnership’s outstanding short-term loans at any time during the three and nine months ended September 30, 2014 was $330 million and $450 million, respectively. The average daily balance of short-term loans outstanding was approximately $133 million and $159 million for the three and nine months ended September 30, 2014, respectively. Interest was incurred on the loans at a weighted average annual interest rate of 1.66% and 1.67% for the three and nine months ended September 30, 2014, respectively.

During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due August 1, 2024 in the aggregate principal amount of $500 million (the 4.00% Senior Notes). Net proceeds from the offering of $492.4 million, inclusive of a discount of $2.9 million and debt issuance costs of $4.7 million, were used to repay the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes. The payment obligations under the 4.00% Senior Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Partnership’s existing and future subsidiaries that guarantees the Partnership’s credit facility (other than EQT Midstream Finance Corporation), which entities are referred to as "the Subsidiary Guarantors." The 4.00% Senior Notes contain covenants that limit the Partnership’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Partnership’s assets.

G.    Fair Value Measurements
The Partnership has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of short-term loans under the Partnership's credit facility approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As the Partnership’s long-term debt is not actively traded, the fair value of the debt is a Level 2 fair value measurement which is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.  As of September 30, 2014, the estimated fair value of long-term debt was approximately $496 million.

H.                       Lease Obligations

On December 17, 2013, the Partnership entered into a lease with EQT for the Allegheny Valley Connector (AVC) facilities. Under the lease, the Partnership operates the AVC facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff.  The AVC facilities are strategically located to connect Marcellus Shale supply and demand and include an approximately 200 mile pipeline that interconnects with the Partnership’s transmission and storage system. Additionally, the AVC facilities provide 0.45 BBtu per day of additional firm capacity to the Partnership’s system and are supported by 4 associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capability and 15 Bcf of working gas capacity. Of the total 15 Bcf of working gas capacity, the Partnership leases and operates 13 Bcf of working gas capacity. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of the AVC facilities minus the actual costs of operating the AVC facilities and (2) a payment based on depreciation expense and pre-tax return on invested capital for the AVC facilities. As a result, the payments to be made under the AVC lease will be variable.

The AVC lease is a capital lease under GAAP. The gross capital lease assets and obligations recorded in 2013 were approximately $134.4 million. The Partnership expects modernization capital expenditures will be incurred by EQT to upgrade the AVC facilities. As the capital expenditures are incurred, the capital lease asset and obligations will increase.

For the three and nine months ended September 30, 2014, interest expense of $4.7 million and $15.0 million, respectively, and depreciation expense of $1.5 million and $4.2 million, respectively, were recorded related to the capital lease. At September 30, 2014, accumulated depreciation was $4.7 million, net capital lease assets were $136.9 million and capital lease obligations were $141.3 million. At September 30, 2014 and December 31, 2013, the current portion of capital lease obligation was $0.3 million and $0.7 million, respectively, and accrued interest related to the lease obligation was $1.4 million and $0.8 million, respectively, all of which are included in accrued liabilities on the consolidated balance sheets for both periods.

I.                       Net Income per Limited Partner Unit

The Partnership’s net income is allocated to the general partner and limited partners, including the subordinated unitholder, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the Partnership’s partnership agreement) for the period. Net income allocated to the general partner includes amounts attributed to incentive distributions, as applicable. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a monthly weighted-average basis for the periods in which they were outstanding. The phantom units granted to the independent directors of the Partnership’s general partner will be paid in common units on a director’s termination of service on the general partner’s Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 11,654 and 11,323 phantom unit awards were included in the calculation of basic weighted average limited partner units outstanding for the three and nine months ended September 30, 2014, respectively.

Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units.  When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Potentially dilutive securities, consisting of performance awards, included in the calculation of diluted weighted average limited partner units outstanding totaled 128,588 and 112,281 for the three months ended September 30, 2014 and 2013, respectively, and 125,124 and 113,297 for the nine months ended September 30, 2014 and 2013, respectively. The 2014 EQM Value Driver Awards granted in the first quarter of 2014 were not included in potentially dilutive securities because the performance condition has not yet been met.

The following table presents the Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to Sunrise for the period prior to July 22, 2013 and to Jupiter for the period prior to May 7, 2014 was not allocated to the limited partners for purposes of calculating net income per limited partner unit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands, except per unit data)
Net income	$56,533	$44,054	$158,117	$124,448
Less:
Pre-acquisition net income allocated to parent	—	(16,338)	(20,151)	(51,622)
General partner interest in net income – 2%	(1,130)	(554)	(2,759)	(1,525)
General partner interest in net income attributable to incentive distribution rights	(3,410)	(201)	(6,296)	(201)
Limited partner interest in net income	$51,993	$26,961	$128,911	$71,100

Net income allocable to common units - basic	$37,138	$17,011	$88,903	$39,994
Net income allocable to subordinated units - basic	14,855	9,950	40,008	31,106
Limited partner interest in net income - basic	$51,993	$26,961	$128,911	$71,100

Net income allocable to common units – diluted	$37,150	$17,018	$88,932	$40,012
Net income allocable to subordinated units – diluted	14,843	9,943	39,979	31,088
Limited partner interest in net income – diluted	$51,993	$26,961	$128,911	$71,100

Weighted average limited partner units outstanding – basic
Common units	43,359	27,186	36,919	21,278
Subordinated units	17,340	17,340	17,340	17,340
Total	60,699	44,526	54,259	38,618

Weighted average limited partner units outstanding – diluted
Common units	43,487	27,299	37,044	21,391
Subordinated units	17,340	17,340	17,340	17,340
Total	60,827	44,639	54,384	38,731

Net income per limited partner unit – basic
Common units	$0.86	$0.63	$2.41	$1.88
Subordinated units	0.86	0.57	2.31	1.79
Total	$0.86	$0.61	$2.38	$1.84

Net income per limited partner unit – diluted
Common units	$0.85	$0.62	$2.40	$1.87
Subordinated units	0.86	0.57	2.31	1.79
Total	$0.85	$0.60	$2.37	$1.84

J.                            Subsidiary Guarantors

The Partnership filed a registration statement on Form S-3 with the SEC on July 1, 2013, as amended by a post-effective amendment filed with the SEC on June 26, 2014.  The purpose of the Form S-3 was to register, among other securities, debt securities. Certain subsidiaries of the Partnership are co-registrants with the Partnership (Subsidiary Guarantors), and the registration statement registered guarantees of debt securities by one or more of the Subsidiary Guarantors (other than EQT Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose primary purpose is to act as co-issuer of debt securities). The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional. Subsidiaries of the Partnership other than the Subsidiary Guarantors and EQT Midstream Finance Corporation, if any, are minor. As further discussed in Note F, during the third quarter of 2014 the Partnership issued 4.00% Senior Notes. The payment obligations of the 4.00% Senior Notes are unconditionally guaranteed, jointly and severally, on an unsecured basis, by each of the Partnership's existing and future subsidiaries that guarantee the Partnership's credit facility. Initially, the 4.00% Senior Notes are guaranteed by all of the Partnership's subsidiaries other than EQT Midstream Finance Corporation. The guarantees issued in connection with the 4.00% Senior Notes are full and unconditional and joint and several, subject to certain automatic customary releases in accordance with the applicable indenture.

There are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Partnership by dividend or loan. None of the assets of the Partnership or the Subsidiary Guarantors represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

K.                          Subsequent Events

On October 21, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2014 of $0.55 per common and subordinated unit, $0.8 million to the general partner related to its 2% general partner interest and $3.4 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on November 14, 2014 to unitholders of record at the close of business on November 4, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership) is a growth-oriented Delaware limited partnership. The Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise Pipeline, LLC (Sunrise), which was merged into the Partnership on July 22, 2013, and the Jupiter natural gas gathering system (Jupiter), which was acquired on May 7, 2014, as the transactions were between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Partnership and its subsidiaries, including guidance regarding the Partnership’s transmission and storage and gathering revenue and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; natural gas production growth in the Partnership’s operating areas for EQT and third parties; asset acquisitions, including the Partnership’s ability to complete any asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the effect of the Allegheny Valley Connector (AVC) lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Partnership has based these forward-looking statements on current expectations and assumptions about future events.  While the Partnership considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Partnership’s control. With respect to the proposed pipeline projects, these risks and uncertainties include, among others, the ability to obtain regulatory permits and approvals, the ability to secure customer contracts, the availability of skilled labor, equipment and materials.  Additional risks and uncertainties that may affect the operations, performance and results of the Partnership’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Partnership’s Form 10-K for the year ended December 31, 2013.

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

Executive Overview

The Partnership declared a cash distribution to unitholders of $0.55 per unit on October 21, 2014, which represents a 6% increase over the previous distribution paid on August 14, 2014 of $0.52 per unit.

For the three months ended September 30, 2014, the Partnership reported net income of $56.5 million compared to $44.1 million for the three months ended September 30, 2013. The increase resulted from an increase in transmission and storage revenues of $19.6 million due to increased firm transmission contracted capacity, including AVC and higher throughput driven by production development in the Marcellus Shale as well as lower income tax expense.  These items were partly offset by a $7.9 million increase in operating expenses and higher interest expense primarily related to the AVC lease and long-term debt issued in August 2014.

For the nine months ended September 30, 2014, the Partnership reported net income of $158.1 million compared to $124.4 million for the nine months ended September 30, 2013. The increase was mainly related to an increase in transmission and storage revenues of $55.0 million due to increased firm transmission contracted capacity, including AVC and higher throughput driven by production development in the Marcellus Shale as well as lower income tax expense.  These items were partly offset by a $24.3 million increase in operating expenses and a $20.3 million increase in interest expense related to the AVC lease, credit facility borrowings and long-term debt.

During the third quarter of 2014, the Partnership issued 4.00% Senior Notes (4.00% Senior Notes) due August 1, 2024 in the aggregate principal amount of $500 million. Net proceeds of the offering of $492.4 million were used to repay the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes.
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

Transmission and Storage Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%	2014	2013	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues:
Operating revenues – affiliate (1)	$30,719	$34,102	(9.9)	$83,775	$100,588	(16.7)
Operating revenues – third party (1)	31,717	8,756	262.2	97,103	25,295	283.9
Total operating revenues	62,436	42,858	45.7	180,878	125,883	43.7
Operating expenses:
Operating and maintenance	6,776	3,999	69.4	17,226	10,773	59.9
Selling, general and administrative	5,950	3,882	53.3	17,442	11,253	55.0
Depreciation and amortization	7,195	4,542	58.4	19,676	13,295	48.0
Total operating expenses	19,921	12,423	60.4	54,344	35,321	53.9
Operating income	$42,515	$30,435	39.7	$126,534	$90,562	39.7

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)	1,817	1,210	50.2	1,700	1,088	56.3
Capital expenditures	$39,826	$27,280	46.0	$78,907	$50,503	56.2

(1)        On December 17, 2013, EQT completed the sale of Equitable Gas Company, LLC (EGC). Prior to the sale, revenues related to sales to EGC were recorded as affiliate revenues. Subsequent to the sale, revenues related to sales to EGC are recorded as third party revenues. For the three and nine months ended September 30, 2013, these revenues were $8.9 million and $28.9 million, respectively.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Transmission and storage revenues increased by $19.6 million as a result of higher third party firm transmission contracted capacity and throughput of $17.8 million, including $6.0 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Operating expenses totaled $19.9 million for the three months ended September 30, 2014 compared to $12.4 million for the three months ended September 30, 2013.  The increase in operating and maintenance expense resulted from additional costs associated with operating the AVC facilities of $1.5 million and increased repairs and maintenance expenses associated with increased throughput.  Selling, general and administrative expenses increased primarily as a result of additional costs associated with operating the AVC facilities of $1.0 million and higher personnel costs including incentive compensation. The increase in depreciation and amortization expense was primarily a result of the AVC facilities capital lease depreciation expense of $1.5 million and higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Transmission and storage revenues increased by $55.0 million as a result of higher third party and affiliate firm transmission contracted capacity and throughput of $52.0 million, including $21.4 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale.

Operating expenses totaled $54.3 million for the nine months ended September 30, 2014 compared to $35.3 million for the nine months ended September 30, 2013.  The increase in operating and maintenance expense resulted from additional costs associated with operating the AVC facilities of $3.8 million, $1.2 million of increased repairs and maintenance expenses associated with increased throughput and $1.0 million of higher allocations including personnel costs from EQT. Selling, general and administrative expenses increased primarily from additional costs associated with operating the AVC facilities of $2.9 million, $1.3 million of increased personnel costs including incentive compensation and $1.0 million of increased professional services costs. The increase in depreciation and amortization expense was primarily a result of AVC facilities capital lease depreciation expense of $4.2 million and higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013.

Gathering Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%	2014	2013	%
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues:
Operating revenues – affiliate	$30,922	$33,275	(7.1)	$92,991	$92,600	0.4
Operating revenues – third party	2,486	1,343	85.1	6,954	4,216	64.9
Total operating revenues	33,408	34,618	(3.5)	99,945	96,816	3.2
Operating expenses:
Operating and maintenance	4,934	5,741	(14.1)	16,041	15,247	5.2
Selling, general and administrative	3,951	3,306	19.5	13,489	10,046	34.3
Depreciation and amortization	2,651	2,082	27.3	7,066	6,028	17.2
Total operating expenses	11,536	11,129	3.7	36,596	31,321	16.8
Operating income	$21,872	$23,489	(6.9)	$63,349	$65,495	(3.3)

OPERATIONAL DATA
Gathering volumes (BBtu per day)	751	678	10.8	708	624	13.5
Capital expenditures	$28,682	$6,283	356.5	$69,713	$24,617	183.2

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Gathering revenues decreased by $1.2 million as a result of a lower average gathering rate partly offset by higher gathered volumes for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The average gathering rate decreased due to a lower gathering rate on Marcellus Shale volumes in the current year for Jupiter. The increase in gathered volumes was a result of increased production development in the Marcellus Shale.

Operating expenses totaled $11.5 million for the three months ended September 30, 2014 compared to $11.1 million for the three months ended September 30, 2013.  The decrease in operating and maintenance expense was primarily due to the timing of repairs and maintenance expenses.  The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT.  The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Gathering revenues increased by $3.1 million as a result of higher gathered volumes partly offset by a lower average gathering rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in gathered volumes was the result of increased production development in the Marcellus Shale.  The average gathering rate decreased due to a lower gathering rate on Marcellus Shale volumes in the current year for Jupiter.

Operating expenses totaled $36.6 million for the nine months ended September 30, 2014 compared to $31.3 million for the nine months ended September 30, 2013.  The increase in operating and maintenance expense was primarily due to increased allocations from EQT of $1.1 million and increased repairs and maintenance expenses. The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT of $2.5 million and transaction costs of $1.0 million incurred by the Partnership in connection with the Jupiter Acquisition.  The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Other income primarily represents the equity portion of AFUDC, which generally increases during periods of increased construction and decreases during periods of reduced construction of regulated assets. Other income increased $0.5 million for the three months ended September 30, 2014 and $0.8 million for the nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, respectively. These increases are related to increased spending on the Jefferson compressor station expansion project and the Ohio Valley Connector project. See "Capital Requirements" in the "Capital Resources and Liquidity" section below for a discussion of these projects.

Interest expense was $8.7 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013.  The increase related to interest incurred on the AVC facilities capital lease of $4.7 million and interest incurred on credit facility borrowings and long-term debt of $3.9 million.  Interest expense was $20.9 million for the nine months ended September 30, 2014 compared to $0.6 million for the nine months ended September 30, 2013. The increase related to interest incurred on the AVC facilities capital lease of $15.0 million and interest incurred on credit facility borrowings and long-term debt of $5.3 million.

There was no income tax expense for the three months ended September 30, 2014 compared to $10.0 million for the three months ended September 30, 2013 and $12.5 million for the nine months ended September 30, 2014 compared to $31.8 million for the nine months ended September 30, 2013. The Partnership is not subject to U.S. federal and state income taxes. As previously noted, the Sunrise Merger on July 22, 2013 and the Jupiter Acquisition on May 7, 2014 were transactions between entities under common control for which the consolidated financial statements of the Partnership have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with Sunrise’s and Jupiter’s operations prior to the Sunrise Merger and the Jupiter Acquisition are reflected in the consolidated financial statements as Sunrise and Jupiter were previously part of EQT’s consolidated federal tax return. The first nine months of 2013 included six months of recast income tax expense for Sunrise and nine months of recast income tax expense for Jupiter, while 2014 included no income tax expense for Sunrise and recast income tax expense for Jupiter through May 7, 2014 only. The decrease in income tax expense resulted from the timing of the Sunrise Merger and the Jupiter Acquisition.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Partnership defines adjusted EBITDA as net income plus net interest expense, depreciation and amortization expense, income tax expense (if applicable), non-cash long-term compensation expense and other non-cash adjustments (if applicable) less other income, capital lease payments and Jupiter adjusted EBITDA prior to acquisition. The Partnership defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of expected reimbursements.  Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Net income	$56,533	$44,054	$158,117	$124,448
Add:
Interest expense, net	8,660	196	20,944	613
Depreciation and amortization expense	9,846	6,624	26,742	19,323
Income tax expense	—	9,993	12,456	31,841
Non-cash long-term compensation expense	779	210	2,584	772
Non-cash adjustments	—	—	—	(680)
Less:
Other income, net	(806)	(319)	(1,634)	(845)
Capital lease payments for AVC (1)	(3,565)	—	(14,760)	—
Pre-merger capital lease payments for Sunrise (1)	—	—	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	(27,677)	(34,733)	(77,051)
Adjusted EBITDA	$71,447	$33,081	$169,716	$83,220
Less:
Interest expense, excluding capital lease interest	(3,939)	(224)	(5,931)	(664)
Ongoing maintenance capital expenditures, net of expected reimbursements(3)	(5,718)	(3,674)	(10,539)	(7,845)
Distributable cash flow	$61,790	$29,183	$153,246	$74,711

Net cash provided by operating activities	$67,623	$64,324	$188,981	$148,780
Adjustments:
Interest expense, net	8,660	196	20,944	613
Current tax expense	—	8,235	12,028	27,221
Capital lease payments for AVC (1)	(3,565)	—	(14,760)	—
Pre-merger capital lease payments for Sunrise (1)	—	—	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	(27,677)	(34,733)	(77,051)
Other, including changes in working capital	(1,271)	(11,997)	(2,744)	(1,142)
Adjusted EBITDA	$71,447	$33,081	$169,716	$83,220

(1)   Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.
(2)   Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from the Partnership’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to the Partnership’s acquisition;  therefore, they were not amounts that could have been distributed to the Partnership’s unitholders.  Adjusted EBITDA attributable to Jupiter for the nine months ended September 30, 2014 is calculated as net income of $20.1 million plus depreciation and amortization expense of $2.1 million plus income tax expense of $12.5 million.  Adjusted EBITDA attributable to Jupiter for the three months and nine months ended September 30, 2013 is calculated as net income of $16.3 million and $45.4 million plus depreciation and amortization expense of $1.4 million and $3.9 million plus income tax expense of $10.0 million and $27.8 million, respectively.

(3)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance attributable to Jupiter prior to acquisition of $0.3 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

Adjusted EBITDA was $71.4 million for the three months ended September 30, 2014 compared to $33.1 million for the three months ended September 30, 2013 and $169.7 million for the nine months ended September 30, 2014 compared to $83.2 million for the nine months ended September 30, 2013. These increases were primarily a result of increased transmission and storage operating revenues related to production development in the Marcellus Shale and the Sunrise Merger and Jupiter Acquisition, which resulted in Sunrise and Jupiter EBITDA being reflected in adjusted EBITDA subsequent to the transactions, partly offset by an increase in operating expenses consistent with the overall growth of the transmission and gathering systems. Distributable cash flow was $61.8 million for the three months ended September 30, 2014 compared to $29.2 million for the three months ended September 30, 2013 and $153.2 million for the nine months ended September 30, 2014 compared to $74.7 million for the nine months ended September 30, 2013. These increases were mainly attributable to the increase in adjusted EBITDA partly offset by increases in interest expense, excluding capital lease interest, and ongoing maintenance capital expenditures.

Outlook

The Partnership’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. The Partnership believes that it is well-positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus Shale that lack substantial natural gas pipeline infrastructure. As production increases in the Partnership’s areas of operations, the Partnership believes it will have a competitive advantage in pursuing economically attractive organic expansion projects, which the Partnership believes will be a key driver of growth in the future. Additionally, the Partnership may acquire additional midstream assets from EQT, or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to the Partnership.

In the near term, the Partnership expects that the following expansion projects will allow it to capitalize on increased drilling activity by EQT and other third-party producers:

•
Mountain Valley Pipeline. On October 23, 2014, EQT announced that the Partnership will assume EQT’s interest in Mountain Valley Pipeline, LLC, a joint venture with a subsidiary of NextEra Energy, Inc. The Mountain Valley Pipeline (MVP) will extend from the Partnership’s existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. The Partnership expects to own a majority interest in the joint venture and will operate the estimated 300-mile pipeline. The joint venture has secured a total of 2 Bcf per day of firm capacity commitments at 20-year terms, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope, including pipe diameter and total capacity, is not yet determined. The pipeline, which is subject to FERC approval, will provide Marcellus and Utica natural gas supply to the growing demand markets in the southeast region. The pre-filing process with FERC is expected to begin this month; and the pipeline is expected to be in-service during the fourth quarter of 2018.

•
Ohio Valley Connector.  On July 24, 2014, the Partnership announced that it will construct and own the Ohio Valley Connector (OVC) pipeline, which will be regulated by FERC. OVC will connect the Partnership’s transmission and storage system in northern West Virginia to Clarington, Ohio. At Clarington, OVC will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. In addition to providing Marcellus producers access to pipelines serving Midwest and Gulf Coast markets, OVC will provide Utica producers, located along the route, direct access to the Partnership’s extensive transmission system and is expected to be in-service by mid-year 2016. Subject to FERC approval, the 36-mile pipeline extension will provide approximately 1.0 Bcf per day of transmission capacity and is estimated to cost $300 million. The Partnership has entered into a 20-year precedent agreement with EQT for a total of 650 MMcf per day of firm transmission capacity on OVC.

•
Jupiter Gathering Expansion.  The Partnership expects to complete several expansion projects related to the Jupiter gathering system during 2014 and 2015.  These expansion projects are fully subscribed under a natural gas gathering agreement with EQT. The 2014 expansion involves the construction of the Halo compressor station and the addition of compression at the Callisto and Jupiter compressor stations in Greene County, Pennsylvania and is expected to be placed into service in the fourth quarter of 2014. This expansion is expected to add approximately 350 MMcf per day of compression capacity and is estimated to cost approximately $47 million. The 2015 expansion involves the construction of the Europa compressor station in Greene County and is expected to be placed into service in the fourth quarter of 2015. This expansion is expected to add approximately 200 MMcf per day of compression capacity and is estimated to cost approximately $51 million. In addition, the Partnership expects to spend approximately $84 million over 2014 and 2015 to build approximately 20 miles of additional gathering pipelines for field pressure reduction.

•
Transmission and Gathering Expansion (Antero and Range Resources Projects). The Partnership entered into agreements with Antero Resources for firm transportation services and a subsidiary of Range Resources Corporation for gathering, compression and transmission services. In total, the Partnership expects to spend approximately $50 million in 2014 and $55 million in 2015 related to these expansion projects.

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

Operating Activities

Net cash provided by operating activities totaled $189.0 million for the first nine months of 2014 compared to $148.8 million for the first nine months of 2013. The increase in net cash provided by operating activities was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” section herein and timing of payments between the two periods.

Investing Activities

Net cash used in investing activities totaled $312.1 million for the first nine months of 2014 compared to $76.2 million for the first nine months of 2013. The increase was primarily attributable to the acquisition of the Jupiter net assets from EQT as well as the following expansion projects: the Jupiter gathering expansion, the Range Resources project, the Ohio Valley Connector project, the Jefferson compressor station expansion project and the Antero project. See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $260.0 million for the first nine months of 2014 compared to net cash used in financing activities of $91.6 million for the first nine months of 2013.  Cash inflows for the first nine months of 2014 from the equity and debt offerings, net of offering costs, totaling $1.4 billion were largely offset by cash payments for the Jupiter Acquisition of approximately $1.0 billion, the Sunrise Merger deferred consideration payment of $110.0 million and distributions to unitholders of $82.1 million.  During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due August 1, 2024 in the aggregate principal amount of $500 million (the 4.00% Senior Notes). Net proceeds from the offering were used to repay the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes. Cash outflows for the first nine months of 2013 primarily related to the Sunrise Merger payment of $507.5 million, distributions to unitholders of $45.0 million, partners' investments and net change in parent advances of $41.4 million and predecessor distributions paid to EQT of $31.4 million. These outflows were partly funded by the proceeds from the equity offering, net of offering costs, of $529.4 million.

Capital Requirements

The transmission, storage and gathering businesses can be capital intensive, requiring significant investment to pursue expansion projects and maintain and upgrade existing operations. Capital expenditures for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands)
Expansion capital expenditures	$59,927	$24,370	$131,622	$53,721
Maintenance capital expenditures:
Ongoing maintenance	5,718	5,410	11,049	11,548
Funded regulatory compliance	2,863	3,783	5,949	9,851
Total maintenance capital expenditures	8,581	9,193	16,998	21,399
Total capital expenditures (1)	$68,508	$33,563	$148,620	$75,120

(1)        The Partnership accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $7.6 million, $6.0 million and $3.2 million at

September 30, 2014, June 30, 2014 and December 31, 2013, respectively.  Accrued capital expenditures were $3.7 million, $3.7 million and $4.8 million at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

Additionally, the Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.

Expansion capital expenditures increased primarily due to expenditures related to the Jupiter gathering expansion, the Range Resources project, the Ohio Valley Connector project, the Jefferson compressor station expansion project and the Antero project. In September 2014, the Jefferson compressor station expansion project was placed into service, adding 550 BBtu per day of incremental capacity on the Sunrise Pipeline system at a cost of approximately $30 million.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in this section. The period over period changes primarily relate to the timing of projects. Included in these amounts for the three and nine months ended September 30, 2014 were $0.0 million and $0.5 million, respectively, of maintenance capital expenditures that the Partnership expects to be reimbursed by EQT under the terms of the omnibus agreement.  Included in these amounts for the three and nine months ended September 30, 2013 were $1.4 million and $3.2 million, respectively, of maintenance capital expenditures that the Partnership was reimbursed by EQT under the terms of the omnibus agreement.  The reimbursement of maintenance capital expenditures is only applicable to the Partnership’s assets owned at the time of the IPO.  Amounts reimbursed are recorded as capital contributions when received.

Funded regulatory compliance capital expenditures decreased primarily due to the timing of costs associated with a multi-year program to install remote valve and pressure monitoring equipment on the Partnership’s transmission and storage system. The Partnership retained approximately $32 million from the net proceeds of its IPO to fund these expenditures. Since the IPO, funded regulatory compliance capital expenditures have totaled $24.8 million.

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

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions.  The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions.  Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of September 30, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

Security Ratings

The table below sets forth the credit ratings for debt instruments of the Partnership at September 30, 2014. Changes in credit ratings may affect the Partnership’s cost of future borrowings (including interest rates and fees under its lines of credit) and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Services	BBB-	Stable
Fitch Ratings	BBB-	Stable
The Partnership’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Partnership cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the Partnership’s ratings, particularly below investment grade, the Partnership’s access to the capital markets may be limited, borrowing costs would increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease.
Distributions

A cash distribution to unitholders of $0.52 per limited partner unit was paid on August 14, 2014 related to the second quarter of 2014. On October 21, 2014, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2014 of $0.55 per common and subordinated unit, $0.8 million to the general partner related to its 2% general partner interest and $3.4 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on November 14, 2014 to unitholders of record at the close of business on November 4, 2014.

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

Critical Accounting Policies

The Partnership’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2013 contained in the Partnership’s Current Report on Form 8-K as filed on June 26, 2014.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s Consolidated Financial Statements in Item 1 on this Quarterly Report on Form 10-Q for the period ended September 30, 2014.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Consolidated Financial Statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership maintains a credit facility. The Partnership may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Partnership is exposed to credit risk. Credit risk is the risk that the Partnership may incur a loss if a counterparty fails to perform under a contract. The Partnership manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Partnership may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Partnership’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Partnership is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Partnership’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Partnership has historically experienced only minimal credit losses in connection with its receivables. Approximately 54% and 59% of the Partnership’s third party accounts receivable balances as of September 30, 2014 and December 31, 2013, respectively, represent amounts due from marketers. The Partnership is also exposed to the credit risk of EQT, its largest customer. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At September 30, 2014, EQT’s public senior debt had an investment grade credit rating. In order to be considered investment grade, a company must be rated BBB- or higher by S&P and Baa3 or higher by Moody’s.  Anything below these ratings is considered non-investment grade.

Other market risks

The Partnership has a $750 million revolving credit facility that matures on February 18, 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of September 30, 2014, the Partnership had no loans or letters of credit outstanding under its credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 6. Exhibits

4.1	Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  October 23, 2014

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
4.1	Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to Form 8-K (#001-35574) filed August 1, 2014
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Filed as Exhibit 4.2 to Form 8-K (#001-35574) filed August 1, 2014
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101