Form 10-K
period 2014-12-31
EQT Midstream Partners, LP
filed 2015-02-12
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 30, 2014: $3.8 billion

At January 30, 2015, there were 43,347,452 Common Units, 17,339,718 Subordinated Units and 1,238,514 General Partner Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP (the Partnership) as net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less other non-cash adjustments (if applicable), other income, capital lease payments and Jupiter adjusted EBITDA prior to the Jupiter Acquisition.

AFUDC (Allowance for Funds Used During Construction) – carrying costs for the construction of certain long-term regulated assets are capitalized and amortized over the related assets’ estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.

Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.

British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

distributable cash flow – a supplemental non-GAAP financial measure defined by the Partnership as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of reimbursements.

end-user markets – the ultimate users and consumers of transported energy products.

firm contracts – contracts for transportation, storage or gathering services that generally obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline capacity regardless of the actual pipeline capacity used by a customer during each month.

gas – all references to “gas” in this report refer to natural gas.

horizontal wells – wells that are drilled horizontal or near horizontal to increase the length of the well bore penetrating the target formation.

Jupiter Acquisition – On May 7, 2014, the Partnership, its general partner, EQM Gathering Opco, LLC (EQM Gathering), a wholly owned subsidiary of the Partnership, and EQT Gathering, LLC (EQT Gathering), a wholly owned subsidiary of EQT Corporation, completed the contribution agreement (Contribution Agreement) pursuant to which EQT Gathering contributed the Jupiter natural gas gathering system (Jupiter) to EQM Gathering.

local distribution company or LDC – LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area.

liquefied natural gas or LNG – natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times.

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

park and loan services - those services pursuant to which customers receive the right to store natural gas in (park), or borrow gas from (loan), the Partnership’s facilities.

PSCT – Pipeline Safety Cost Tracker.

play – a proven geological formation that contains commercial amounts of hydrocarbons.

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

Abbreviations

ASC - Accounting Standards Codification
CERCLA – Comprehensive Environmental Response, Compensation, and Liability Act
DOT – U.S. Department of Transportation
FASB – Financial Accounting Standards Board
FERC – Federal Energy Regulatory Commission
GAAP – Generally Accepted Accounting Principles
IRS – Internal Revenue Service
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PA PUC – Pennsylvania Public Utility Commission
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
SEC – Securities and Exchange Commission

Measurements
Btu = British thermal unit
BBtu  = billion British thermal units
Bcf    = billion cubic feet
Bcfe   =  billion cubic feet of natural gas
equivalents, with one barrel of NGLs and crude oil
being equivalent to 6,000 cubic feet of natural gas
Dth  =  million British thermal units
MMBtu  =  million British thermal units
Mcf    = thousand cubic feet
MMcf   = million cubic feet
TBtu = trillion British thermal units
Tcfe = trillion cubic feet equivalent

Cautionary Statements

Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned “Strategy” in Item 1, “Business” and “Outlook” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Partnership and its subsidiaries, including guidance regarding the Partnership’s transmission and storage and gathering revenue and volume growth; revenue projections; the weighted average contract life of transmission, storage and gathering contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; the Partnership's assumption of EQT Corporation's interest in the MVP joint venture; natural gas production growth in the Partnership’s operating areas for EQT Corporation and third parties; asset acquisitions, including the Partnership’s ability to complete any asset acquisitions from EQT Corporation or third parties; the amount and timing of distributions, including expected increases; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT Corporation; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Partnership has based these forward-looking statements on current expectations and assumptions about future events.  While the Partnership considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond the Partnership’s control. The risks and uncertainties that may affect the operations, performance and results of the Partnership’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership) closed its initial public offering (IPO) on July 2, 2012. Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes of EQT Midstream Partners.  References in this Form 10-K to the “Partnership,” when used for periods prior to the IPO, refer to Equitrans.  References in this Form 10-K to the “Partnership,” when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Immediately prior to the closing of the IPO, EQT Corporation contributed all of the partnership interests in Equitrans to the Partnership. Therefore, the historical financial statements contained in this Form 10-K reflect the assets, liabilities and operations of Equitrans for periods before July 2, 2012 and EQT Midstream Partners for periods beginning at or following July 2, 2012. Additionally, as discussed below, the Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise, which was merged into the Partnership on July 22, 2013, and Jupiter, which was acquired by the Partnership on May 7, 2014, as these transactions were transactions between entities under common control. References in this Form 10-K to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

Overview

EQT Midstream Partners, LP (NYSE: EQM) is a growth-oriented limited partnership formed by EQT Corporation (NYSE: EQT) to own, operate, acquire and develop midstream assets in the Appalachian Basin. The Partnership provides substantially all of its natural gas transmission, storage and gathering services under contracts with long-term, firm reservation and/or usage fees. This contract structure enhances the stability of the Partnership's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2014, approximately 61% of the Partnership's revenues were generated from capacity reservation charges under long-term firm contracts, which have a weighted average remaining term of approximately 17 years for transmission and storage contracts, and approximately 10 years for firm gathering contracts as of December 31, 2014. The Partnership’s operations are primarily focused in southwestern Pennsylvania and northern West Virginia, a strategic location in the core of the rapidly developing natural gas shale play known as the Marcellus Shale. This same region is also the core operating area of EQT, the Partnership's largest customer. EQT accounted for approximately 62% of the Partnership's revenues generated for the year ended December 31, 2014. The Partnership provides midstream services to EQT and multiple third parties across 21 counties in Pennsylvania and West Virginia through its two primary assets: the transmission and storage system, which serves as a header system transmission pipeline, and the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines. The Partnership believes that its strategically located assets, combined with its working relationship with EQT, position it as a leading Appalachian Basin midstream energy company.

EQT is one of the largest natural gas producers in the Appalachian Basin. As of December 31, 2014, EQT reported 10.7 Tcfe of proved natural gas, natural gas liquids and crude oil reserves and, for the year ended December 31, 2014, EQT reported total production sales volumes of 476 Bcfe, representing a 26% increase compared to the year ended December 31, 2013. Since 2010, EQT has successfully grown production by 254% for the year ended December 31, 2014, primarily driven by production from the Marcellus Shale, while increasing proved reserves 106% over the same time period. EQT has announced that estimated sales volumes in 2015 are expected to be 575 to 600 Bcfe, an increase of approximately 23% over 2014. EQT has also announced a 2015 capital expenditure forecast of $1.85 billion for well development (excluding land acquisitions), which will be primarily focused in the Marcellus Shale. In order to facilitate production growth in its areas of operation, EQT invested approximately $1.6 billion in midstream infrastructure from January 1, 2010 through December 31, 2014. The Partnership believes its economic relationship with EQT incentivizes EQT to provide the Partnership with access to production growth in and around the Partnership's existing assets and with acquisitions and organic growth opportunities, although EQT is under no obligation to make such opportunities available to the Partnership.

2014 Highlights

On May 7, 2014, the Partnership acquired Jupiter from EQT. As of December 31, 2014, this system consists of an approximately 45-mile natural gas gathering system located in Greene and Washington counties, Pennsylvania with three compressor stations, which have approximately 575 MMcf per day of compression capacity. Jupiter has six interconnects with the Partnership’s transmission and storage system and a total of 970 MMcf per day of interconnect capacity. The aggregate consideration paid by the Partnership to EQT for Jupiter was approximately $1,180 million, consisting of a $1,121 million cash payment, 516,050 common units of the Partnership and 262,828 general partner units of the Partnership.

Additionally on May 7, 2014, the Partnership completed an underwritten public offering of 12,362,500 common units. The Partnership received net proceeds of approximately $902 million from the offering after deducting the underwriters’ discount and offering expenses, which were used to pay the cash portion of the Jupiter Acquisition consideration.

During the third quarter of 2014, the Partnership issued $500 million of 4.00% Senior Notes (4.00% Senior Notes) due in 2024. Net proceeds of the offering of approximately $492 million were used to repay the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes.

The following table provides information regarding the transmission and storage and gathering systems as of December 31, 2014, including the Allegheny Valley Connector (AVC) facilities that the Partnership leases from EQT:

System	Approximate Number of Miles	Approximate Number of Receipt Points	Approximate Compression (Horsepower)
Transmission and storage	700	80	69,000
AVC (leased transmission and storage)	200	60	13,000
Gathering	1,545	2,400	73,000

Transmission and Storage System

As of December 31, 2014, the Partnership’s transmission and storage system included an approximately 700 mile interstate pipeline regulated by the FERC that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability, 32 Bcf of working gas capacity and 27 compressor units, with total throughput capacity of approximately 3.0 Bcf per day as of December 31, 2014. Through a lease with EQT, the Partnership also operates the AVC facilities, which include an approximately 200-mile FERC-regulated interstate pipeline that interconnects with the Partnership’s transmission and storage system in the Marcellus Shale region. The AVC facilities provide 0.45 Bcf per day of additional firm capacity to the Partnership’s system and are supported by four associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capability, 15 Bcf of working gas capacity and 11 compressor units, as of December 31, 2014. Of the total 15 Bcf of working gas capacity, the Partnership leases 13 Bcf. Revenues associated with the Partnership’s transmission and storage system, including those on AVC, represented approximately 65%, 57% and 60% of its total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the weighted average remaining contract life based on total projected contracted revenues for firm transmission and storage contracts, including those on AVC, was approximately 17 years.

The Partnership has completed, and continues to work on, numerous transmission projects aimed at increasing system capacity. In 2014, the Partnership completed the following transmission projects:

•
Jefferson Compressor Station Expansion Project. The Jefferson compressor station expansion project added approximately 550 MMcf per day of incremental capacity to the Partnership's transmission system at a cost of approximately $30 million. The expansion was placed into service in September 2014.

•
Antero and Range Projects. The Partnership completed a project for Antero Resources in the fourth quarter of 2014 that added approximately 100 MMcf per day of capacity to the Partnership's transmission system at a cost of approximately $16 million. The Partnership also completed a project for Range Resources in the fourth quarter of 2014; this project added approximately 100 MMcf per day of capacity to the Partnership's transmission system at a cost of approximately $15 million.

In 2015, the Partnership will focus on the following transmission projects:

•
Antero Project. The Partnership expects to invest approximately $25 million to complete a second Antero project, which will add 100 MMcf per day of transmission capacity. The project is expected to be in service by mid-2015.

•
Ohio Valley Connector. The Ohio Valley Connector (OVC) includes a 36-mile pipeline that will extend the Partnership's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. In December 2014, the Partnership submitted the OVC certificate application, which also includes related Equitrans transmission expansion projects, to the FERC and anticipates receiving the certificate in the second half of 2015. Subject to FERC approval, construction is scheduled to begin in the third quarter of 2015 and the pipeline is expected to be in-service by mid-year 2016. The OVC will provide approximately 850 BBtu per day of transmission capacity and the 36-mile pipeline portion is estimated to cost approximately $300 million, of which $120 million to $130 million is expected to be spent in 2015. The Partnership has entered into a 20-year precedent agreement for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Equitrans Transmission Expansion Projects. In conjunction with the OVC and other projects, the Partnership also plans to begin several multi-year transmission expansion projects to support the continued growth of the Marcellus and Utica development. The projects include pipeline looping, compression installation and new pipeline segments, which combined are expected to increase transmission capacity by approximately 1.0 Bcf per day by year-end 2017. The Partnership expects to invest a total of approximately $400 million, of which approximately $25 million is expected to be spent during 2015.

•
Mountain Valley Pipeline. In 2015, the Partnership expects to assume EQT's interest in Mountain Valley Pipeline, LLC, a joint venture with an affiliate of NextEra Energy, Inc. The 300-mile Mountain Valley Pipeline (MVP) will extend from the Partnership's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. The Partnership expects to own the largest interest in the joint venture and will operate the MVP. The MVP is estimated to cost a total of $2.5 billion to $3.5 billion, excluding AFUDC, with the Partnership funding its proportionate share through capital contributions made to the joint venture. In 2015, the Partnership's capital contributions are expected to be approximately $75 million to $85 million and will be primarily in support of environmental and land assessments, design work and materials. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The joint venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope, including pipe diameter and total capacity, has not yet been determined; however, the voluntary pre-filing process with the FERC began in October 2014. The pipeline, which is subject to FERC approval, is expected to be in-service during the fourth quarter of 2018.

The Partnership generally provides transmission and storage services in two manners: firm service and interruptible service. The fixed monthly fee under a firm contract is referred to as a monthly reservation charge. In addition to monthly reservation charges, the Partnership may also collect usage charges when a firm transmission customer uses the capacity it has reserved under these firm transmission contracts. Where applicable, these charges are assessed on the actual volume of natural gas transported on the transmission system. A firm transmission customer is billed an additional usage charge on volumes in excess of firm capacity when the level of natural gas received for delivery from the customer exceeds its reserved capacity. Customers are not assured capacity or service for volumes in excess of firm on the applicable pipeline as these volumes have the same priority as interruptible service. A significant portion of the Partnership’s transportation and storage services are provided through firm service agreements.

 Firm storage contracts obligate customers to pay a fixed monthly charge for the firm right to inject, withdraw and store a specified volume of natural gas regardless of the amount of storage capacity actually utilized by the customer. Firm storage customers are generally assessed usage charges on the actual quantities of natural gas injected into or withdrawn from storage. A firm storage customer is also billed a usage charge on volumes in excess of firm capacity when the level of gas injected or withdrawn exceeds the customer’s maximum daily injection or withdrawal limit.

Under interruptible service contracts, customers pay fees based on their actual utilization of assets for transmission and storage services. Customers that have executed interruptible contracts are not assured capacity or service on the applicable pipeline and storage facilities. To the extent that physical capacity that is contracted for firm service is not being fully utilized or there is excess capacity that has not been contracted for service, the system can allocate such capacity to interruptible services. The Partnership also provides natural gas “park and loan” services to assist customers in managing gas surpluses or deficits.

The Partnership generally does not take title to the natural gas transported or stored for its customers.

Including AVC and expected future capacity from expansion projects that are not yet fully constructed but for which the Partnership has entered into firm transportation and storage agreements, approximately 3.7 Bcf per day of transmission capacity and 31.9 Bcf of storage capacity, respectively, were subscribed under firm transmission and storage contracts as of December 31, 2014. These contracts have a weighted average remaining contract life, based on total projected contracted revenues, of approximately 16 years for transmission contracts and 19 years for storage contracts.

As of December 31, 2014, approximately 87% of the Partnership's contracted transmission firm capacity was subscribed by customers under negotiated rate agreements under its tariff. The remaining 13% of the Partnership’s contracted transmission firm capacity was subscribed at the recourse rates under its tariff (i.e., the maximum rates an interstate pipeline may charge for its services under its tariff).

The Partnership has an acreage dedication from EQT pursuant to which the Partnership has the right to elect to transport on its transmission and storage system all natural gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. EQT has a significant natural gas drilling program in these areas.

Transmission and Storage System

Trumbull
Mercer
Venango
Clarion
Jefferson
Mahoning
Lawrence
Butler
Armstrong
Columbiana
Beaver
Indiana
Hancock
Allegheny
Pittsburgh
PA
Jefferson
Greensburg
Cambria
OH
Westmoreland
Brooke
Washington
Ohio
Somerset
Belmont
Fayette
Waynesburg
Marshall
Greene
Morgantown
Wetzel
Monongalia
Marion
Fairmont
Allegany
Preston
Tyler
Mineral
Taylor
Doddridge
Harrison
WV
Barbo
Lewis
Gilmer
Upshur
AVC Compressor Station
Equitrans Compressor Station
AVC Pipeline
Equitrans Pipeline
AVC Storage Pool Area
Equitrans Storage Pool Area

     Gathering System

The Partnership’s gathering system consists of approximately 45 miles of high-pressure gathering lines associated primarily with Jupiter, which have six interconnects with the Partnership’s transmission and storage system, as well as approximately 1,500 miles of FERC-regulated low-pressure gathering lines that have multiple delivery interconnects with the Partnership's transmission and storage system. Gathering revenues represented approximately 35%, 43% and 40% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

The Partnership has a gas gathering agreement for gathering services on Jupiter (Jupiter Gas Gathering Agreement) which commenced on May 1, 2014 and has a 10-year term (with year-to-year rollovers). Under the Jupiter Gas Gathering Agreement, approximately 225 MMcf per day of firm compression capacity was subscribed, which was the available capacity on Jupiter at that time. In the fourth quarter of 2014, the Partnership placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. In total, this expansion added approximately 350 MMcf per day of compression capacity and cost approximately $71 million. The firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by an additional 150 MMcf per day effective January 1, 2015.

During 2015, the Partnership intends to complete an additional expansion of Jupiter. This expansion involves the construction of two additional compressor stations and approximately 30 miles of pipe, which will bring total Jupiter compression capacity to 775 MMcf per day by the year-end 2015. The Partnership expects Jupiter-related capital expenditures of approximately $100 million in 2015. The Jupiter Gas Gathering Agreement provides for separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. After the expansion projects scheduled to be completed in 2015 have been placed into service, EQT’s firm reservation fee is expected to result in revenue to the Partnership of approximately $173 million annually. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity.

In 2015, the Partnership will also invest approximately $40 million in gathering infrastructure for third-party producers. This gathering infrastructure will primarily support Range Resources' production development in eastern Washington County, Pennsylvania under an agreement signed in 2014.

On the Partnership’s low pressure regulated gathering system, the primary term of a typical gathering agreement is one year with month-to-month roll over provisions terminable upon at least 30 days notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system. The Partnership also retains a percentage of wellhead natural gas receipts to recover natural gas used to run its compressor stations and other requirements on all of its gathering systems.

Gathering System

Allegheny
Westmoreland
Jefferson
Brooke
Washington
Ohio
PA
Belmont
Fayette
Waynesburg
Marshall
Greene
OH
Monongalia
Wetzel
Morgantown
Marion
Washington
Fairmont
Tyler
Preston
Pleasants
Taylor
Harrison
Doddridge
WV
Tucker
Barbour
Lewis
Wirt
Gilmer
Calhoun
Upshur
Randolph
Pendleton
Kanawha
Clay
Nicholas
Fayette
Compressor Station
Existing Gathering

The following table provides a revenue breakdown by business segment for the year ended December 31, 2014:

	Revenue Composition %
	Firm Contracts
	Capacity Reservation	Usage	Interruptible Contracts
	Charges	Charges	Usage Charges	Total
Transmission and Storage	51%	11%	3%	65%
Gathering	10%	11%	14%	35%

Strategy

The Partnership’s principal business objective is to increase the quarterly cash distributions that it pays to unitholders over time while ensuring the ongoing stability of its business. The Partnership expects to achieve this objective through the following business strategies:

•
Capitalizing on economically attractive organic growth opportunities. The Partnership believes that organic projects will be a key driver of growth in the future. The Partnership expects to grow its systems over time by meeting EQT’s and other third party customers’ midstream service needs that result from their drilling activity in the Partnership’s areas of operations. EQT’s acreage dedication to the Partnership’s assets and EQT’s economic relationship with the Partnership provide a platform for organic growth. In addition, the Partnership intends to leverage EQT’s knowledge of, and expertise in, the Marcellus Shale in order to target and efficiently execute economically attractive organic growth projects for third party customers, although EQT is under no obligation to share such knowledge and expertise with the Partnership. The Partnership will evaluate organic expansion and greenfield construction opportunities in existing and new markets that it believes will increase the volume of transmission, storage and gathering capacity subscribed on its systems. As production increases in the Partnership's areas of operations, the Partnership believes that it will have a competitive advantage in pursuing economically attractive organic expansion projects.

•
Increasing access to existing and new delivery markets.  The Partnership is actively working to increase delivery interconnects with interstate pipelines, neighboring LDCs, large industrial facilities and electric generation plants in order to increase access to existing and new markets for natural gas consumption. In 2015, the Partnership expects to begin several multi-year transmission expansion projects to support the continued growth of Marcellus and Utica development, including the MVP, the OVC and Equitrans expansion projects. Upon completion of the OVC and the Equitrans transmission expansion projects, Equitrans transmission capacity is expected to exceed 4.8 Bcf per day by year-end 2017.

•
Pursuing accretive acquisitions from EQT and third parties. The Partnership intends to seek opportunities to expand its existing natural gas transmission, storage and gathering operations through accretive acquisitions from EQT and third parties, though EQT is under no obligation to offer acquisition opportunities to the Partnership. These opportunities may include EQT’s retained transmission assets, which consist of the AVC facilities, and EQT’s retained gathering assets, which include approximately 6,600 miles of gathering pipelines with throughput of approximately 875 MMcf of natural gas per day as of December 31, 2014. These retained gathering assets include approximately 120 miles of high-pressure gathering lines serving both liquids-rich and dry gas areas in the Marcellus Shale located in Armstrong, Allegheny, Clearfield, Jefferson and Tioga counties in Pennsylvania and Doddridge, Taylor, Ritchie and Wetzel counties in West Virginia. The Partnership will also evaluate and may pursue acquisition opportunities from third parties as they become available.

•
Attracting additional third-party volumes.  The Partnership actively markets its midstream services to, and pursues strategic relationships with, third-party producers in order to attract additional volumes and/or expansion opportunities. The Partnership believes that its connectivity to interstate pipelines, which is a key feature of a header system transmission pipeline, as well as its position as an early developer of midstream infrastructure within certain areas of the Marcellus Shale and the Utica Shale, will allow the Partnership to capture additional third-party volumes in the future. The Partnership anticipates that organic growth projects that it pursues for EQT, or any assets it acquires from EQT, will be constructed in a manner that leverages economies of scale to allow for incremental third party volumes in excess of capacity amounts needed by EQT.

•
Focusing on stable, fixed-fee business.  The Partnership intends to pursue additional opportunities to provide fixed-fee transmission, storage and gathering services to EQT and third parties. This contract structure enhances the stability of the Partnership’s cash flows and limits its direct exposure to commodity price risk. The Partnership will focus on obtaining additional long-term firm commitments from customers, which may include reservation-based charges, volume commitments and acreage dedications.

The Partnership’s Relationship with EQT

One of the Partnership’s principal attributes is its relationship with EQT. Headquartered in Pittsburgh, Pennsylvania, in the heart of the Appalachian Basin, EQT is an integrated energy company, with an emphasis on natural gas production, gathering and transmission. EQT conducts its business through two business segments: EQT Production and EQT Midstream. EQT Production is one of the largest natural gas producers in the Appalachian Basin with 10.7 Tcfe of proved natural gas, natural gas liquids and crude oil reserves across 3.4 million gross acres as of December 31, 2014, of which approximately 630,000 gross acres were located in the Marcellus Shale. EQT Midstream provides transmission, storage and gathering services for EQT’s produced gas and to third parties in the Appalachian Basin.

EQT owns a 2.0% general partner interest in the Partnership, all of the Partnership’s incentive distribution rights and a 34.4% limited partner interest in the Partnership. Because of its ownership of the incentive distribution rights, EQT is positioned to directly benefit from committing additional natural gas volumes to the Partnership’s systems and from facilitating accretive acquisitions and organic growth opportunities. However, EQT is under no obligation to make acquisition opportunities available to the Partnership, is not restricted from competing with the Partnership and may acquire, construct or dispose of midstream assets without any obligation to offer the Partnership the opportunity to purchase or construct these assets.

The Partnership believes that its relationship with EQT is advantageous for the following reasons:

•
EQT is a leader among exploration and production companies in the Appalachian Basin.  A substantial portion of EQT’s drilling efforts in recent years were focused on drilling horizontal wells in the Marcellus Shale formations of southwestern Pennsylvania and northern West Virginia. For the year ended December 31, 2014, EQT reported total production sales volumes of 476 Bcfe, representing a 26% increase compared to the year ended December 31, 2013. Approximately 79% of EQT’s total production in 2014 was from wells in the Marcellus Shale. EQT Marcellus sales volumes were 38% higher for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

•
EQT has a portfolio of retained midstream assets. The Partnership expects to have the opportunity to purchase additional midstream assets from EQT in the future, although EQT is under no obligation to make the opportunities available to the Partnership. The opportunities are expected to include:

◦	Retained transmission assets. The AVC facilities as previously described.

◦	Retained gathering assets. The retained gathering assets as previously described.

•
EQT production growth supports the Partnership's development of organic expansion projects. EQT continues to expand its exploration and production operations in the Appalachian Basin, primarily in the Marcellus Shale. As this expansion increases into areas that are currently underserved by midstream infrastructure, the Partnership expects it will have a competitive advantage in pursuing economically attractive organic expansion projects, which the Partnership believes will be a key driver of growth in the future.

While the Partnership’s relationship with EQT may provide significant benefits, it may also become a source of potential conflicts. For example, EQT is not restricted from competing with the Partnership. In addition, all of the executive officers and a majority of the directors of the Partnership’s general partner also serve as officers and in one case as a director of EQT, and these individuals face conflicts of interest, which include the allocation of their time between the Partnership and EQT. For a description of the Partnership’s relationships with EQT, please read Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

 Markets and Customers

Reclassifying Equitable Gas Company revenues as discussed below to third party revenues in 2013 and 2012, EQT accounted for approximately 62%, 73% and 66% of the Partnership’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. In December 2013, EQT completed the sale of its LDC subsidiary, Equitable Gas Company, LLC (Equitable Gas Company) to PNG Companies LLC. As a result, revenues from Equitable Gas Company were reported as third party revenues in 2014. For the years ended December 31, 2013 and 2012, Equitable Gas Company accounted for approximately 13% and 18%, respectively, of the Partnership’s total revenues. These were reported as affiliate revenues for the respective years.

For the year ended December 31, 2014, Peoples Natural Gas Company, LLC accounted for approximately 20% of the Partnership's total revenues. Other than EQT, no single customer accounted for more than 10% of the Partnership's total revenues in 2013 or 2012.

Transmission and Storage Customers

The Partnership provides natural gas transmission services for EQT and third parties, predominantly consisting of LDCs, marketers, producers and commercial and industrial users that the Partnership believes to be creditworthy. The Partnership’s transmission system serves not only adjacent markets in Pennsylvania and West Virginia but also provides its customers access to high-demand end-user markets in the Mid-Atlantic and Northeastern United States through 3.3 Bcf per day of delivery interconnect capacity with major interstate pipelines. The Partnership provides storage services to a mix of customers, including marketers and LDCs.

The Partnership’s primary transportation and storage customer is EQT. For the years ended December 31, 2014, 2013 and 2012, EQT and its affiliates accounted for approximately 51%, 80% and 81%, respectively, of transmission revenues and 2%, 61% and 68%, respectively, of storage revenues. Additionally, for the year ended December 31, 2014, Peoples Natural Gas Company, LLC accounted for approximately 30% of the Partnership's transmission and storage revenues. Other than EQT, no single customer accounted for more than 10% of total transmission and storage revenue in 2013 or 2012.

Gathering Customers

The Partnership’s gathering system has approximately 2,400 receipt points with a number of natural gas producers. EQT represented approximately 91% of the 743 BBtu per day of gathered volumes in 2014, approximately 96% of the 629 BBtu per day of gathered volumes in 2013 and approximately 92% of the 339 BBtu per day of gathered volumes in 2012.

Competition

Competition for natural gas transmission and storage volumes is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. The Partnership’s principal competitors in its natural gas transmission and storage market include companies that own major natural gas pipelines. In addition, the Partnership competes with companies that are building high pressure gathering facilities that are not subject to FERC jurisdiction to move volumes to interstate pipelines. EQT also owns, and in the future may construct, natural gas transmission pipelines and high-pressure gathering facilities. Major pipeline natural gas transmission companies that compete with the Partnership also have existing storage facilities connected to their transmission systems that compete with certain of the Partnership’s storage facilities. Pending and future third-party construction projects, if and when brought on-line, may also compete with the Partnership’s natural gas transmission and storage services. These third-party projects may include FERC-certificated expansions and greenfield construction projects.

Key competitors for new gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. Many of the Partnership’s competitors have capital resources and control supplies of natural gas greater than it does.

Regulatory Environment

FERC Regulation

The Partnership’s interstate natural gas transportation and storage operations are regulated by FERC under the NGA, the NGPA and the Energy Policy Act of 2005. The Partnership’s regulated system operates under a tariff approved by FERC that establishes rates, cost recovery mechanisms and the terms and conditions of service to its customers. Generally, FERC’s authority extends to:

•                   rates and charges for natural gas transmission, storage and certain gathering services;
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

The Partnership’s interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline’s recourse rates. As of December 31, 2014, approximately 87% of the system’s contracted firm transportation capacity was committed under such negotiated rate contracts. Each negotiated rate transaction is designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.

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

FERC Regulation of Gathering Rates and Terms of Service

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transportation. The Partnership maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transportation service. Just as with rates and terms of service for transmission and storage services, the Partnership’s rates and terms of services for its FERC regulated low pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service the Partnership proposes for its FERC regulated low pressure gathering service may be protested and such increases or changes may ultimately be rejected by the FERC.

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

Notwithstanding the investigatory and preventive maintenance costs incurred in the Partnership’s performance of customary pipeline management activities, significant additional expenses may be incurred if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, on August 25, 2011, PHMSA published an advance notice of proposed rulemaking in which the agency solicited public comment on a number of changes to the federal natural gas transmission pipeline regulations, including: (i) modifying the definition of high consequence areas; (ii) strengthening integrity management requirements as they apply to existing regulated operators; (iii) strengthening or expanding various non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection and gathering lines; and (iv) adding new regulations to govern the safety of underground natural gas storage facilities including underground storage caverns and injection withdrawal well piping that are not currently regulated under the federal regulations.

In 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was enacted. Among other things, the Act increases the maximum civil penalties for administrative enforcement actions, requires the DOT to study and report on the sufficiency of existing gathering line regulations to ensure safety and the use of leak detection systems by hazardous liquid pipelines, requires pipeline operators to verify their records on maximum allowable operating pressure and imposes new emergency response and incident notification requirements.  In September 2013, PHMSA released a final rule increasing the civil penalty maximums for pipeline safety violations. The rule increased the maximum penalties from $100,000 to $200,000 per day for each violation and from $1,000,000 to $2,000,000 for a related series of violations.  The rule applies safety regulations to certain rural low-stress hazardous liquid pipelines not previously covered by some of its safety regulations. In August 2014, in response to a report to Congress from the U.S. Government Accountability Office, PHMSA stated that it is developing a rulemaking to revise its pipeline safety regulations and is examining the need to adopt safety requirements for gas gathering pipelines that are not currently subject to regulations. PHMSA also published an advisory bulletin providing guidance to natural gas transmission operators of the need to verify records related to the maximum allowable operating pressure for each section of a pipeline system. As required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, the Partnership verified its records for all applicable pipeline segments and submitted a report to the DOT identifying each pipeline segment for which records were insufficient.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of our natural gas facilities fall within a class that is not subject to integrity management requirements, we may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with our non-exempt pipelines, particularly our gathering pipelines. This estimate does not include the costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial. Such costs and liabilities might relate to repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with DOT regulations, we could be subject to penalties and fines. In addition, we may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in our forecasted maintenance capital expenditures.

The Partnership believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations, but the Partnership can provide no assurance that the adoption of new laws and regulations such as those proposed by PHMSA will not result in significant added costs that could have such a material adverse effect in the future.

Environmental Matters

General. The Partnership’s operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact the Partnership’s business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way the Partnership can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by the Partnership’s operations or attributable to former operations.

In addition, the Partnership’s operations and construction activities are subject to state, county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion, requiring the Partnership to take curative actions to reduce or mitigate such conditions. However, the performance of such actions has not had a material adverse effect on the Partnership’s results of operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for costs required to clean up and restore sites where hydrocarbons or wastes have been disposed or otherwise released. Consequently, the Partnership may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.

The Partnership has implemented programs and policies designed to keep its pipelines, plants and other facilities in compliance with existing environmental laws and regulations and the Partnership does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be significantly in excess of the amounts the Partnership currently anticipates. The Partnership tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While the Partnership believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

Below is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to the Partnership’s business.

Hazardous Substances and Waste. CERCLA and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. The Partnership generates materials in the course of its ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

The Partnership also generates solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of the Partnership’s operations, the Partnership generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on the Partnership’s maintenance capital expenditures and operating expenses.

The Partnership owns or leases properties where petroleum hydrocarbons are being or have been handled for many years. The Partnership has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Partnership, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under the Partnership’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including the Partnership’s compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that the Partnership obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. The Partnership’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. The Partnership may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of the Partnership’s operations, including the installation of new equipment to control emissions from the Partnership’s compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact the Partnership’s business.

Climate Change. Legislative and regulatory measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs. In addition, on January 14, 2015, the federal government announced its goal to significantly reduce methane emissions from oil and gas sources by 2025. As part of this announcement, the EPA announced that it will issue a proposed rule in the summer of 2015 and a final rule in 2016 setting standards for methane and volatile organic compounds (VOC) emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. PHMSA also stated that it will propose natural gas pipeline safety standards in 2015 that are expected to lower methane emissions.

The U. S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase the Partnership’s cost of environmental compliance by requiring the Partnership to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, while the EPA has had rules in effect since 2011 that require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including among others, onshore processing, transmission and storage facilities, only recently, in December 2014, the EPA proposed changes to this reporting rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include, beginning in the 2016 reporting year, certain on shore gathering and boosting systems consisting primarily of gathering pipelines, compressors, and processing equipment used to perform natural gas compression, dehydration and acid gas removal activities. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Partnership by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on the Partnership of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S., including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. The Partnership believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions.

National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Any proposed plans for future activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, development of midstream infrastructure.

Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of the Partnership’s facilities may be located in areas that are designated as habitats for endangered or threatened species, the Partnership believes that it is in substantial compliance with the ESA. However, the designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause the Partnership to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.

Employee Health and Safety. The Partnership is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community “right-to-know” regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in the Partnership’s operations and that this information be provided to employees, state and local government authorities and citizens. The Partnership believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Seasonality

Weather impacts natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.

Title to Properties and Rights-of-Way

The Partnership’s real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for the Partnership’s operations. Portions of the land on which the Partnership’s pipelines and facilities are located are owned by the Partnership in fee title, and it believes that it has satisfactory title to these lands. The remainder of the land on which the Partnership’s pipelines and facilities are located are held by the Partnership pursuant to surface leases or easements between the Partnership, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. The Partnership has held, leased or owned many of these lands for many years without any material challenge known to the Partnership relating to the title to the land upon which the assets are located, and it is believed that the Partnership has satisfactory leasehold estates, easement interests or fee ownership to such lands. The Partnership believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and the Partnership has no knowledge of any material challenge to its title to such assets or their underlying fee title.

However, there are certain lands within the Partnership’s storage pools as to which it does not currently have real property rights. The Partnership has identified the lands as to which it believes it must obtain such rights and is in the midst of a program to acquire such rights. Since the beginning of this program in 2009 through December 31, 2014, the Partnership has successfully acquired such rights for approximately 28,373 acres out of a total 52,036 acres, and the Partnership expects to acquire the remainder within the next three years. In accordance with the Partnership’s FERC certificate, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations and the Partnership has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. The Partnership believes the cost to acquire the remaining rights will be approximately $6 million over the next three years.

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

EQT and its affiliates continue to hold record title to portions of certain assets until the Partnership makes the appropriate filings in the jurisdictions in which such assets are located and obtains any consents and approvals that were not obtained prior to the IPO. Such consents and approvals include those required by federal and state agencies or political subdivisions. In some cases, EQT or its affiliates may, where required consents or approvals have not been obtained, temporarily hold title to property as nominee for the Partnership’s benefit until a future date. The Partnership anticipates that there will be no material change in the tax treatment of its common units resulting from EQT holding the title to any part of such assets subject to future conveyance or as the Partnership’s nominee.

Insurance

The Partnership generally shares insurance coverage with EQT, for which it reimburses EQT pursuant to the terms of the omnibus agreement. The Partnership’s insurance program includes general liability insurance, auto liability insurance, workers’ compensation insurance and property insurance. In addition, the Partnership has procured separate general liability and directors and officers liability policies. All insurance coverage is in amounts which management believes are reasonable and appropriate.

Facilities

EQT leases its corporate offices in Pittsburgh, Pennsylvania. Pursuant to the omnibus agreement, the Partnership pays a proportionate share of EQT’s costs to lease the building.

Employees

The Partnership does not have any employees. The Partnership is managed by the directors and officers of its general partner. All executive management personnel of the Partnership’s general partner are employees of EQT or an affiliate of EQT and devote the portion of their time to the Partnership’s business and affairs that is required to manage and conduct its operations. The daily business operations of the Partnership are conducted by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries. Under the terms of the omnibus agreement with EQT, the Partnership reimburses EQT for the provision of general and administrative services for its benefit, for direct expenses incurred by EQT on the Partnership’s behalf, for expenses allocated to the Partnership as a result of it being a public entity and for operation and management services provided by EQT Gathering.

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

Composition of Segment Operating Revenues

Presented below are operating revenues by segment as a percentage of total operating revenues of the Partnership.

	For the year ended December 31,
	2014	2013	2012
Transmission and storage operating revenues	65%	57%	60%
Gathering operating revenues	35%	43%	40%

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

Historically, we have provided a substantial percentage of our natural gas transmission, storage and gathering services to EQT. During the year ended December 31, 2014, approximately 62% of our revenues were from EQT. We expect to derive a substantial majority of our revenues from EQT for the foreseeable future. Therefore, any event, whether in our area of operations or otherwise, that adversely affects EQT’s production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the business risks of EQT, including the following:

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

For example, as a result of lower commodity prices, EQT recently reduced its 2015 capital expenditure forecast for well development (excluding land acquisitions) from $2.3 billion to $1.85 billion. EQT may further reduce its capital expenditure spending in the future based on commodity prices or other factors. Unless we are successful in attracting significant unaffiliated third-party customers, our ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on our transmission and storage system as well as the volumes gathered on our gathering system will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to, and entered into long-term firm transportation contracts on, our systems, it may determine in the future that drilling in areas outside of our current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to us. A reduction in the capacity subscribed or volumes transported, stored or gathered on our systems by EQT could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to EQT and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common and subordinated units.

In order to pay the minimum quarterly distribution of $0.35 per unit, or $1.40 per unit on an annualized basis, we will require available cash of approximately $21.7 million per quarter, or $86.7 million per year, based on the number of common, subordinated and general partner units outstanding at December 31, 2014. We may not have sufficient available cash each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	the effect of seasonal variations in temperature on the amount of natural gas that we transport, store and gather;

•	the level of competition from other midstream energy companies in our geographic markets;

•	the creditworthiness of our customers;

•	restrictions contained in our joint venture agreements;

•	the level of our operating, maintenance and general and administrative costs;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates we can charge on our assets, how we contract for services, our existing contracts, our operating costs or our operating flexibility; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures we make;

•	the level of our operating and general and administrative expenses, including reimbursements to our general partner and its affiliates, including EQT, for services provided to us;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets on satisfactory terms;

•	restrictions on distributions contained in our debt agreements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.

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

Pursuant to the NGA, existing interstate transportation and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. We currently hold authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum rates an interstate pipeline may charge for its services under its tariff and (ii) “negotiated rates,” which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates for a specific term and that the FERC has approved the negotiated rate agreement. As of December 31,

2014, approximately 87% of our system’s contracted firm transportation capacity was committed under such “negotiated rate” contracts, rather than recourse rate or discount rate contracts. There can be no guarantee that we will be allowed to continue to operate under such rate structures for the remainder of those assets’ operating lives. Any successful challenge against rates charged for our transportation and storage services could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make distributions.

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

The FERC’s jurisdiction extends to the certification and construction of interstate transportation and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for our gathering operations, our gathering facilities are not subject to the FERC’s certification and construction authority. Prior to commencing construction of new or existing interstate transportation and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any refusal by an agency to issue authorizations or permits for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Such refusal or modification could materially and negatively impact the additional revenues expected from these projects.

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

Under current policy, the FERC permits interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines owned by partnerships or limited liability companies taxed as partnerships for federal income tax purposes, the tax allowance will reflect the actual or potential income tax liability on the FERC-jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. This policy was upheld on May 29, 2007 by the Court of Appeals for the District of Columbia Circuit. The FERC will determine, on a case-by-case basis, whether the owners of an interstate pipeline have such actual or potential income tax liability. In a future rate case, we may be required to demonstrate the extent to which inclusion of an income tax allowance in the applicable cost-of-service is permitted under the current income tax allowance policy. In addition, the FERC’s income tax allowance policy is frequently the subject of challenge, and we cannot predict whether the FERC or a reviewing court will alter the existing policy. If the FERC’s policy were to change and if the FERC were to disallow a substantial portion of our pipelines' income tax allowance, our regulated rates, and therefore our revenues and ability to make distributions, could be materially adversely affected.

The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity and transportation and storage facilities.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in the Jupiter gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of the Jupiter gathering facilities are subject to change based on future determinations by the FERC, the courts or Congress. Failure to comply with applicable provisions of the NGA, the NGPA, the Pipeline Safety Act of 1968 and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to $1,000,000 per day, per violation.

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

Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported LNG; the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effect of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, LNG and other commodities. Declines in natural gas prices could have a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to us. If reductions in drilling activity result in our inability to maintain levels of contracted capacity and throughput, it could reduce our revenue and impair our ability to make quarterly cash distributions to our unitholders.

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

We typically do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is longer than we anticipate, and we are unable to secure additional sources of natural gas, there could be a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties other than EQT. For the years ended December 31, 2014, 2013 and 2012, EQT accounted for approximately 51%, 80% and 81%, respectively, of our transmission revenues, 2%, 61% and 68%, respectively, of our storage revenues, 93%, 96% and 93%, respectively, of our gathering revenues and 62%, 86% and 85%, respectively, of our total revenues. Our ability to increase our third-party throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. To the extent that we lack available capacity on our systems for third-party volumes, we may not be able to compete effectively with third-party systems for additional natural gas production in our areas of operation.

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

We depend upon third-party pipelines and other facilities that provide receipt and delivery options to and from our transmission and storage system. For example, our transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company and National Fuel Gas Supply Corporation, as well as multiple distribution companies. Similarly, our gathering system has multiple delivery interconnects to multiple interstate pipelines. In the event that our access to such systems was impaired or if we were unable to maintain processing and treating contracts on acceptable terms, the amount of natural gas that our gathering system can gather and transport onto our transmission and storage system would be adversely affected, which could reduce revenues from our gathering activities. Because we do not own these third party pipelines or facilities, their continuing operation is not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Certain of the services we provide on our transmission and storage system are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates. If this occurs, it could decrease the cash flow realized by our systems and, therefore, the cash we have available for distribution to our unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to a “negotiated rate,” and that contract must be filed with and accepted by the FERC. As of December 31, 2014, approximately 87% of our contracted transmission firm capacity was subscribed under such “negotiated rate” contracts. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be caused by inflation or other factors relating to the specific facilities being used to perform the services.

We may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.

Our primary exposure to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. As of December 31, 2014, the weighted average remaining contract life based on total projected contracted revenues for our firm transmission and storage contracts, including those on AVC, was approximately 17 years. The extension or replacement of existing contracts, including our contracts with EQT, depends on a number of factors beyond our control, including:

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

On January 14, 2013, Equitrans filed a Stipulation and Agreement of Settlement (the Settlement) with the FERC. The Settlement associated with the PSCT provides that the Partnership will not file a general rate case on or before October 1, 2015 and that the parties to the Settlement will not file a challenge to such rates prior to December 31, 2015. However, the FERC, or other interested stakeholders, such as state regulatory agencies, may still challenge the recourse rates or the terms and conditions of service included in our tariff. We do not have an agreement in place that would prohibit EQT or its affiliates from challenging our tariff. If any challenge were successful, among other things, the rates that we charge on our systems could be reduced. Successful challenges could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

If we are unable to make acquisitions on economically acceptable terms from EQT or third parties, our future growth may be limited, and the acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per unit basis.

Our ability to grow depends, in part, on our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants, including EQT. We have no contractual arrangement with EQT that would require it to provide us with an opportunity to offer to purchase midstream assets that it may sell. Accordingly, while we believe EQT will be incentivized as a consequence of its economic relationship with us to offer us opportunities to purchase midstream assets, there can be no assurance that any such offer will be made. Furthermore, many factors could impair our ability to acquire future midstream assets and the willingness of EQT to offer us acquisition opportunities, including a change in control of EQT or a transfer of the incentive distribution rights by our general partner to a third party. A material decrease in divestitures of midstream energy assets from EQT or otherwise would limit our opportunities for future acquisitions and could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

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

If any acquisition fails to be accretive to our distributable cash flow per unit, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

If we do not complete expansion projects our future growth may be limited.

A significant component of our growth strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends, in part, upon our ability to complete expansion projects that result in an increase in the cash we generate. We may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•	an inability to obtain necessary rights-of-way or government approvals, including approvals by regulatory agencies;

•	an inability to successfully integrate the infrastructure we build;

•	our ability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	our ability to secure adequate customer commitments to use the newly expanded facilities.

Expanding our business by constructing new midstream assets subjects us to risks.

Organic and greenfield growth projects are a significant component of our growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. The development and construction of pipelines and storage facilities exposes us to construction risks such as the failure to meet affiliate and third-party contractual requirements, delays caused by landowners, environmental hazards, the lack of available skilled labor, equipment and materials and the inability to obtain necessary approvals and permits from regulatory agencies on a timely basis. These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase for some time after completion of a particular project. For instance, we will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and we will not receive material increases in revenues until the project is placed into service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, liquidity and ability to make distributions.

Certain of our internal growth projects may require regulatory approval from federal and state authorities prior to construction, including any extensions from or additions to our transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering activities in new production areas, including the Marcellus Shale. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.

If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. We do not have any commitment with any of our affiliates to provide any direct or indirect financial assistance to us.

In order to expand our asset base and complete our announced expansion projects described in this report, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations or incur borrowings or sell additional common units or other limited partner interests in order to fund our expansion capital expenditures. Using cash from operations will reduce distributable cash flow to our common unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering by the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

We are not fully insured against all risks inherent in our businesses, including environmental accidents that might occur. In addition, we do not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, liquidity and on our ability to make distributions to you.

EQT currently maintains excess liability insurance that covers EQT and its affiliates, including our, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of EQT and its affiliates.

EQT also maintains coverage for itself and its affiliates, including us, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.

All of EQT’s insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition. We may not be able to maintain or obtain insurance of the types and in the amounts we desire at reasonable rates, and we may elect to self-insure a portion of our asset portfolio. The insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, we share insurance coverage with EQT, for which we will reimburse EQT pursuant to the terms of the omnibus agreement. To the extent EQT experiences covered losses under the insurance policies, the limit of our coverage for potential losses may be reduced.

We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are regulated extensively at the federal, state and local levels.  Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon transmission and gathering systems and pipelines.  Environmental, health and safety legal requirements govern discharges of substances into the air and water; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety.  Compliance with the laws, regulations and other legal requirements applicable to our businesses may increase our cost of doing business or result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed governmental approvals and permits.  These requirements could also subject us to claims for personal injuries, property damage and other damages.

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

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties through which our transmission and storage system or our gathering system pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. Pursuant to the terms of the omnibus agreement, EQT will indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets acquired by us and occurring before the closing date of the IPO. However, the maximum liability of EQT for these indemnification obligations will not exceed $15 million, which may not be sufficient to fully compensate us for such claims, losses and expenses. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition, results of operations, liquidity or ability to make distributions. We may not be able to recover all or any of these costs from insurance.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services we provide.

Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs. In addition, on January 14, 2015, the Obama Administration announced its goal to significantly reduce methane emissions from oil and gas sources by 2025. As part of this announcement, the EPA announced that it will issue a proposed rule in the summer of 2015 and a final rule in 2016 setting standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. PHMSA also stated that it will propose natural gas pipeline safety standards in 2015 that are expected to lower methane emissions.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions and/or, depending on any future legislation, purchase emission allowances. Climate change and greenhouse gas legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas we transport, store and gather. For example, while the EPA has had rules in effect since 2011 that require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including among others, onshore processing, transmission and storage facilities, only recently, in December 2014, the agency proposed changes to this reporting rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include, beginning in the 2016 reporting year, certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal activities. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit the Partnership by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on us of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

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

Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm “high consequence areas,” including high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators.  For example, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 U.S. Government Accountability Office (GAO) report to Congress, the GAO acknowledged PHMSA’s August 2011 proposed rulemaking as well as PHMSA’s continued assessment of the safety risks posed by these gathering lines as part of rulemaking process, and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher-pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply.

 On September 25, 2013, the PHMSA released a final rule increasing the civil penalty maximums for pipeline safety violations. The rule increased the maximum penalties from $100,000 to $200,000 per day for each violation, and from $1,000,000 to $2,000,000 for a related series of violations. Additionally, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of changes in annual reporting requirements.  The bulletin also advised operators that if they rely on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. In the absence of any such records, the bulletin advised that operators should verify maximum pressures through physical testing or modify/replace facilities to meet the demands of such pressures.  As required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, the Partnership verified its records for all applicable pipeline segments and submitted a report to DOT identifying each pipeline segment for which records were insufficient.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipeline regulations.  They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of our natural gas facilities fall within a class that is not subject to integrity management requirements, we may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with our non-exempt pipelines, particularly our gathering pipelines. This estimate does not include the costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial. Such costs and liabilities might relate to repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with DOT regulations, we could be subject to penalties and fines. In addition, we may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in our forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of severance taxes and impact fees on natural gas wells could cause our current and potential customers to reduce the number of wells they drill in the Marcellus Shale. If drilling reductions are significant for those or other reasons, the reductions would have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Our assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and a majority of the production that we receive from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus Shale.  Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which plans to propose effluent limit guidelines in the first half of 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the federal Bureau of Land Management, which proposed regulations in May 2013 applicable to hydraulic fracturing conducted on federal and Indian oil and natural gas leases and is expected to issue a final rule in the first half of 2015.  In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to fracturing activities in New York.  Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In fact, legislation or regulation banning hydraulic fracturing has been adopted in a number of local jurisdictions, including ones in which we have limited operations. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA, which is planning to issue a draft of its final report on the effects of hydraulic fracturing on drinking water resources in the first half of 2015.  The results of such review or studies could spur initiatives to further regulate hydraulic fracturing.  The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for our customers to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our gathering, storage and transportation services. In addition, the tax laws, rules and regulations that affect our customers, such as the imposition of or increase in severance taxes (a tax on the extraction of natural resources) in states in which they produce gas, could change. Any such increase or change could adversely impact our customers’ earnings, cash flows and financial position and cause them to reduce their drilling in the areas in which we operate.

We are exposed to costs associated with fuel usage and other requirements.

A certain amount of natural gas is utilized in connection with its transportation across a pipeline system and under our contractual arrangements with our customers we are entitled to retain a specified volume of natural gas in order to compensate us for such fuel usage and other requirements. The level of fuel usage and other requirements on our gathering system may exceed the natural gas volumes retained from our customers as compensation for our fuel usage and other requirements pursuant to our contractual agreements. In this case it will be necessary for us to purchase natural gas in the market to make up for the difference, which exposes us to commodity price risk. For the years ended December 31, 2014, 2013 and 2012, our actual commodity usage volumes exceeded the amounts recovered from our gathering customers for which we recognized $1.6 million, $3.3 million and $4.0 million of purchased gas cost as a component of operating and maintenance expense in 2014, 2013 and 2012, respectively. Future exposure to the volatility of natural gas prices as a result of gas imbalances could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Our exposure to direct commodity price risk may increase in the future.

Although we intend to enter into fixed-fee contracts with new customers in the future, our efforts to obtain such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of our future contracts could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. If we were to be unsuccessful in renegotiating rights-of-way, we might have to institute condemnation proceedings on our FERC regulated assets or relocate our facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on our business, financial condition, results of operations, liquidity and on our ability to make distributions to our unitholders.

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

Our credit facility also contains a covenant requiring us to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Our ability to meet these covenants can be affected by events beyond our control and we cannot assure our unitholders that we will meet these covenants. In addition, our credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur if EQT fails to control our general partner, we fail to own 100% of Equitrans, L.P., or our general partner fails to be our general partner).

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

We may enter into joint ventures that might restrict our operational and corporate flexibility.

We may from time to time enter into joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and corporate flexibility. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture.

A downgrade of our credit ratings, which are determined by independent third parties, could impact our liquidity, access to capital, and our costs of doing business.

A downgrade of our credit ratings might increase our cost of borrowing, negatively impacting our liquidity and diminishing our financial results. In addition our ability to access capital markets could be limited by a downgrade of our credit ratings as well as by economic, market or other disruptions. An increase in the level of our indebtedness in the future may result in a downgrade in the ratings that are assigned to our debt.

Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.

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

In addition, interest rates on future credit facilities and debt securities could be higher than current levels, causing our financing costs to increase. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

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

We typically do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is longer than we anticipate, and we are unable to secure additional sources of natural gas, there could be a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our businesses, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third party liability.  Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

•
EQT, as our primary customer, has an economic incentive to cause us not to seek higher tariff rates or gathering fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arms length, third party transaction.

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

In order to avoid any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by the FERC or analogous regulatory body, we have adopted certain requirements regarding those investors who may own our common units. Eligible taxable holders are defined in our partnership agreement and generally include any individual or entity (i) whose, or whose owners’, U.S. federal income tax status (or lack of proof thereof) does not have or is not reasonably likely to have, as determined by our general partner, a material adverse effect on the rates that can be charged to customers with respect to assets that are subject to regulation by the FERC or similar regulatory body; or (ii) as to whom our general partner cannot make the determination in clause (i) above, if our general partner determines that it is in our best interest to permit such individual or entity to own our partnership interests. If any of our unitholders fail to fit the requirements of an eligible taxable holder or fail to certify or has falsely certified that such holder is an eligible taxable holder, such unitholder will not receive allocations of income or loss or distributions or voting rights on their units and they run the risk of having their units redeemed by us at the market price calculated in accordance with our partnership agreement as of the date of redemption. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
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

Unitholders will be unable to remove our general partner without its consent because our general partner and its affiliates, including EQT, owns sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. At December 31, 2014, EQT indirectly owns 35.1% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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

EQT indirectly holds an aggregate of 3,959,952 common units and 17,339,718 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. In addition, we have agreed to provide EQT with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. EQT indirectly owns approximately 9.1% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), EQT will indirectly own approximately 35.1% of our outstanding common units.

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

If we were subjected to a material amount of additional entity-level taxation by individual states or other taxing jurisdictions, it would reduce our distributable cash flow to our unitholders.

Changes in current law may subject us to additional entity-level taxation by individual states or other taxing jurisdictions. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such additional tax on us by a state or other taxing jurisdiction would reduce the distributable cash flow to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, such as proposals eliminating the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or any other proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

We will prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although simplifying conventions are contemplated by the Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing Treasury Regulations as there is no direct or indirect controlling authority on this issue. Even though the Department of the Treasury and the IRS have issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Our counsel has not rendered an opinion with respect to whether our monthly convention for allocating taxable income and losses is permitted under by existing Treasury Regulations.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

 The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available and/or granted by the IRS to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Pennsylvania and West Virginia and will be expanding into Ohio with the OVC, each of which currently impose a personal income tax on individuals. Each of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax. It is our unitholders responsibility to file all U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

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

Item 3. Legal Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Partnership. While the amounts claimed may be substantial, the Partnership is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Partnership accrues legal and other direct costs related to loss contingencies when actually incurred. The Partnership has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Partnership believes that the ultimate outcome of any matter currently pending against the Partnership will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership’s common units are listed on the New York Stock Exchange (NYSE) under the symbol “EQM". The following table sets forth the high and low sales prices reflected in the NYSE Composite Transactions of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2014 and 2013.

Common Unit Data by Quarter

	2014			2013
	Unit Price Range		Distributions	Unit Price Range		Distributions
			per Common			per Common
	High	Low	Unit	High	Low	Unit
1st Quarter	$70.89	$57.62	$0.46	$40.74	$31.30	$0.35
2nd Quarter	$102.51	$69.69	$0.49	$51.72	$35.26	$0.37
3rd Quarter	$98.68	$81.58	$0.52	$51.22	$42.16	$0.40
4th Quarter	$92.56	$72.56	$0.55	$59.39	$48.45	$0.43

As of January 30, 2015, there were three unitholders of record of the Partnership’s common units. A cash distribution of $0.58 per common unit was declared on January 22, 2015 and will be paid on February 13, 2015 to unitholders of record at the close of business on February 3, 2015.

As of December 31, 2014, the Partnership has also issued 17,339,718 subordinated units and 1,238,514 general partner units, for which there is no established public trading market. All of the subordinated units are held by an affiliate of the Partnership’s general partner. The general partner and its affiliates receive quarterly distributions on the subordinated units only after sufficient distributions have been paid to the common units. The subordination period with respect to the subordinated units will expire on February 17, 2015, at which time all of the subordinated units will convert to common units on a one-for-one basis. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information on the significant provisions of the Partnership’s partnership agreement that relate to distributions of available cash, minimum quarterly distributions and incentive distribution rights.

Market Repurchases

The Partnership did not repurchase any of its common units during 2014.

Equity Compensation Plans

The information relating to the Partnership’s equity compensation plans required by Item 5 is included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, which is incorporated herein by reference.

Item 6.         Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The Partnership closed its IPO on July 2, 2012. Equitrans is a Pennsylvania limited partnership and the predecessor for accounting purposes of the Partnership. For periods prior to the IPO, the following selected financial data reflect the assets, liabilities and results of operations of Equitrans presented on a carve-out basis excluding the financial position and results of operations of the Big Sandy Pipeline. Prior to July 2011, Equitrans owned an approximately 70 mile FERC-regulated transmission pipeline located in eastern Kentucky (Big Sandy Pipeline). Equitrans has no continuing operations in Kentucky or retained interest in the Big Sandy Pipeline. For periods beginning at or following the IPO, the selected financial data reflect the assets, liabilities and results of operations of the Partnership and its consolidated subsidiaries. Additionally, as discussed below, the Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise and Jupiter, as these acquisitions were transactions between entities under common control. The selected financial data covering periods prior to the closing of the IPO, prior to the Sunrise Merger and prior to the Jupiter Acquisition may not necessarily be indicative of the actual results of operations had Equitrans, Sunrise and Jupiter been operated together during those periods.

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
Statements of Consolidated Operations		(Thousands, except per share amounts)
Total operating revenues	$392,959	$303,712	$200,005	$150,986	$115,228
Operating income	273,736	213,109	125,022	87,709	57,902
Net income	$232,773	$171,107	$94,241	$53,230	$31,743
Net income per limited partner unit (a):
Basic	$3.53	$2.47	$1.03	N/A	N/A
Diluted	3.52	2.46	1.03	N/A	N/A
Cash distributions paid per limited partner unit	$2.02	$1.55	$0.35	N/A	N/A

Consolidated Balance Sheets
Total assets	$1,421,990	$1,063,972	$876,610	$653,138	$485,463
Long-term debt	492,633	—	—	135,235	135,235
Long-term lease obligation	$143,828	$133,733	$—	$—	$—

(a)       Net income attributable to periods prior to the IPO, net income attributable to Sunrise for periods prior to July 22, 2013 and net income attributable to Jupiter prior to May 7, 2014 are not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Key transactions during 2014 included the Jupiter Acquisition, an equity offering of 12,362,500 common units and the $500 million senior note offering as discussed in the Overview section of Item 1, "Business."

On January 22, 2015, the Partnership declared a cash distribution to unitholders of $0.58 per unit, which represented a 5% increase over the previous distribution paid on November 14, 2014 of $0.55 per unit. Total distributions declared related to 2014 were $2.14 per unit compared to $1.66 per unit total distributions declared related to 2013, a 29% increase.

The Partnership reported net income of $232.8 million in 2014 compared with $171.1 million in 2013. The net income increase of $61.7 million was primarily related to higher operating income of $60.6 million. The increase in operating income was driven by production development in the Marcellus Shale by third parties and EQT as transmission and storage revenues increased by $80.9 million and gathering revenues increased by $8.3 million. These increases in revenues were partly offset by higher operating costs of $28.6 million. Interest expense increased by $29.2 million primarily due to interest on the AVC capital lease and long-term debt while income tax expense decreased by $29.1 million as a result of the changes in tax status associated with the Jupiter Acquisition and Sunrise Merger.

The Partnership reported net income of $171.1 million in 2013 compared with $94.2 million in 2012. The increase was primarily related to an increase in operating income of $88.1 million, partly offset by a decrease in other income as a result of lower AFUDC on fewer regulated construction projects and increased income tax expense as a result of Jupiter operations prior to the acquisition. Transmission and storage revenues increased by $53.1 million due to increased firm transmission service and increased system throughput. Gathering revenues increased by $50.6 million due to an 86% increase in gathered volumes. Both revenue increases were driven by production development in the Marcellus Shale by EQT and third parties. These increases in revenues were partly offset by a $15.6 million increase in operating expenses.

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

Transmission and Storage Results of Operations

	Years Ended December 31,
	2014	2013	% change 2014 – 2013	2012	% change 2013 - 2012
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues	$254,820	$173,881	46.5	$120,797	43.9
Operating expenses:
Operating and maintenance	24,780	15,041	64.7	15,191	(1.0)
Selling, general and administrative	19,954	15,567	28.2	11,578	34.5
Depreciation and amortization	26,792	18,323	46.2	12,901	42.0
Total operating expenses	71,526	48,931	46.2	39,670	23.3
Operating income	$183,294	$124,950	46.7	$81,127	54.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)	1,794	1,146	56.5	606	89.1
Capital expenditures	$127,134	$77,989	63.0	$188,143	(58.5)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Transmission and storage revenues increased by $80.9 million as a result of higher firm transmission and storage contracted capacity and throughput of $76.4 million, including $29.2 million related to the AVC facilities, and higher interruptible transmission service. The increase in transmission revenue is the result of increased production development in the Marcellus Shale by third parties and affiliates.

Operating expenses increased $22.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating and maintenance expense resulted from additional costs associated with operating the AVC facilities of $5.3 million, $2.3 million of increased repairs and maintenance expenses associated with increased throughput and $1.2 million of higher allocations, including personnel costs, from EQT. Selling, general and administrative expense increased primarily from additional costs associated with operating the AVC facilities of $3.1 million and $1.1 million of increased personnel costs including incentive compensation. The increase in depreciation and amortization expense was primarily a result of AVC facilities capital lease depreciation expense of $5.3 million and higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013 and the Jefferson compressor station expansion project that was placed into service in the third quarter of 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Transmission and storage revenues increased in 2013 by $53.1 million as a result of higher firm transmission contracted capacity and throughput by affiliates and third parties as compared to the prior year. This increase included $44.8 million of revenue associated with increased reservation fees under firm contracts and $10.9 million of fees associated with firm usage charges and transported volumes in excess of firm capacity. These increases were primarily driven by activity related to the Sunrise Pipeline and the Blacksville compressor station, which were completed in July and September 2012, respectively, as well as the addition of the AVC facilities in December 2013. This increased activity was a result of increased production development in the Marcellus Shale. These increases were partly offset by a decrease in storage and parking revenues of $3.2 million.

Operating expenses totaled $48.9 million for the year ended December 31, 2013 compared to $39.7 million for the year ended December 31, 2012. The increase in selling, general and administrative expense resulted from several items, including $2.4 million of lower reserve adjustments, $0.9 million of increased personnel costs and $0.7 million of transaction costs in connection with the Sunrise Merger. The lower reserve adjustments related to a long-term regulatory asset and a legal accrual. The regulatory reserve was established for the recovery of base storage gas. As a result of higher than anticipated recoveries through its transmission retainage factor due to increased volumes on the system and system integrity improvements, the Partnership revised its estimate of the appropriate reserve and recorded reserve reductions of $2.5 million in 2012 and $0.7 million in 2013. The difference between the 2012 reserve reduction and the 2013 reduction resulted in a $1.8 million increase in selling, general and administrative expenses in 2013. The Partnership also recorded a $0.6 million reduction to a legal reserve in 2012. The increase in depreciation and amortization expense was a result of increased investment in transmission infrastructure, most notably a full year of depreciation in 2013 for both the Sunrise Pipeline and the Blacksville compressor station.

Gathering Results of Operations

	Years Ended December 31,
	2014	2013	% change 2014 – 2013	2012	% change 2013 - 2012
FINANCIAL DATA	(Thousands, other than per day amounts)
Operating revenues	$138,139	$129,831	6.4	$79,208	63.9
Operating expenses:
Operating and maintenance	20,654	20,537	0.6	19,059	7.8
Selling, general and administrative	17,236	13,534	27.4	9,624	40.6
Depreciation and amortization	9,807	7,601	29.0	6,630	14.6
Total operating expenses	47,697	41,672	14.5	35,313	18.0
Operating income	$90,442	$88,159	2.6	$43,895	100.8

OPERATIONAL DATA
Gathering volumes (BBtu per day)	743	629	18.1	339	85.5
Capital expenditures	$118,014	$30,254	290.1	$35,118	(13.9)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Gathering revenues increased by $8.3 million as a result of higher gathered volumes partly offset by a lower average gathering rate for the year ended December 31, 2014. The increase in gathered volumes was due to higher volumes gathered for both EQT and third parties as a result of increased production development in the Marcellus Shale. The average gathering rate decreased due to a lower 2014 gathering rate on Jupiter under the Jupiter Gas Gathering Agreement.

Operating expenses increased by $6.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT of $2.5 million including personnel costs and transaction costs of $1.0 million incurred by the Partnership in connection with the Jupiter Acquisition. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Gathering revenues increased by $50.6 million due to an increase in the average daily volumes gathered of 290 BBtu, or 86%, compared to the prior year, partly offset by a decrease in the average gathering fee. The increase in gathered volumes was primarily the result of higher volumes gathered for EQT in the Marcellus Shale, primarily on Jupiter. The average gathering fee decreased due to a lower gathering rate on Marcellus volumes for Jupiter.

Operating expenses totaled $41.7 million for the year ended December 31, 2013 compared to $35.3 million for the year ended December 31, 2012. The increases in operating and maintenance expense and selling, general and administrative expense were primarily due to increases in allocations from EQT including higher personnel costs and repairs and maintenance, consistent with the growth in the Jupiter gathering system. The increase in depreciation and amortization expense resulted from additional assets placed in-service on the Jupiter gathering system.

Other Income Statement Items

Other income primarily represents the equity portion of AFUDC which generally increases during periods of increased construction, and decreases during periods of reduced construction, of regulated assets. The increase of $1.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 was related to increased spending on the Ohio Valley Connector project and the Jefferson compressor station expansion project. The decrease of $7.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily resulted from a decrease in applicable construction expenditures on regulated projects as the Sunrise Pipeline and Blacksville compressor station projects were turned-in-line during 2012.

For the years ended December 31, 2014, 2013 and 2012, interest expense was $30.9 million, $1.7 million and $2.9 million, respectively. For the year ended December 31, 2014, interest expense primarily consisted of interest related to the AVC capital lease of $19.9 million and interest incurred on long term debt, credit facility borrowings and credit facility commitment fees. For the year ended December 31, 2013, interest expense primarily consisted of commitment fees paid to maintain availability under the Partnership’s credit facility and interest related to the AVC capital lease for the period of December 17, 2013 to December 31, 2013. For the year ended December 31, 2012, interest expense primarily related to intercompany debt which was repaid in June 2012.

Income tax expense was $12.5 million, $41.6 million and $36.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. From and after the IPO on July 2, 2012, the Partnership has not been subject to U.S. federal and state income taxes. Income earned prior to the IPO was subject to federal and state income tax. As previously noted, the Jupiter Acquisition on May 7, 2014 and the Sunrise Merger on July 22, 2013 were transfers between entities under common control for which the consolidated financial statements of the Partnership have been retrospectively recast to reflect the combined entities. Accordingly, the income tax effects associated with Jupiter’s operations prior to the Jupiter Acquisition and Sunrise’s operations prior to the Sunrise Merger are reflected in the consolidated financial statements as Jupiter and Sunrise were previously part of EQT’s consolidated federal tax return. The fluctuations in income tax expense between periods resulted from the change in the tax status as a result of the Jupiter Acquisition, the Sunrise Merger and the Partnership's IPO.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Partnership defines adjusted EBITDA as net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less other non-cash adjustments (if applicable), other income, capital lease payments and Jupiter adjusted EBITDA prior to the Jupiter Acquisition. The Partnership defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of reimbursements. Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

Reconciliation of Non-GAAP Measures

The following table presents a reconciliation of the non GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Net income	$232,773	$171,107	$94,241
Add:
Interest expense	30,856	1,672	2,944
Depreciation and amortization expense	36,599	25,924	19,531
Income tax expense	12,456	41,572	36,065
Non-cash long-term compensation expense	3,368	981	2,282
Less:
Non-cash adjustments	(1,520)	(680)	(2,508)
Other income	(2,349)	(1,242)	(8,228)
Capital lease payments for AVC (a)	(21,802)	(1,030)	—
Pre-merger capital lease payments for Sunrise (a)	—	(15,201)	(10,336)
Adjusted EBITDA attributable to Jupiter prior to acquisition (b)	(34,733)	(103,593)	(53,662)
Adjusted EBITDA	$255,648	$119,510	$80,329
Less:
Interest expense, excluding capital lease interest	(10,968)	(939)	(445)
Ongoing maintenance capital expenditures, net of reimbursements (c)	(15,196)	(17,200)	(13,136)
Distributable cash flow	$229,484	$101,371	$66,748

Net cash provided by operating activities	$257,524	$220,560	$173,047
Adjustments:
Interest expense	30,856	1,672	2,944
Current tax expense (benefit)	12,028	35,233	(18,143)
Capital lease payments for AVC (a)	(21,802)	(1,030)	—
Pre-merger capital lease payments for Sunrise (a)	—	(15,201)	(10,336)
Adjusted EBITDA attributable to Jupiter prior to acquisition (b)	(34,733)	(103,593)	(53,662)
Other, including changes in working capital	11,775	(18,131)	(13,521)
Adjusted EBITDA	$255,648	$119,510	$80,329

(a)  Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.

(b)  Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from the Partnership’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to the Partnership’s acquisition; therefore, they were not amounts that could have been distributed to the Partnership’s unitholders. Adjusted EBITDA attributable to Jupiter for 2014 prior to the acquisition was calculated as net income of $20.1 million plus depreciation and amortization expense of $2.1 million plus income tax expense of $12.5 million. Adjusted EBITDA attributable to Jupiter for the years ended December 31, 2013 and 2012 was calculated as net income of $61.3 million and $31.1 million, respectively, plus depreciation and amortization expense of $4.7 million and $3.8 million, respectively, plus income tax expense of $37.5 million and $18.8 million, respectively.

(c) Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, the Partnership’s operating capacity or operating income. EQT has reimbursement obligations to the Partnership for certain maintenance capital expenditures under the terms of the omnibus agreement. For further explanation of these reimbursable maintenance capital expenditures, see the section below titled “Capital Requirements.” Ongoing maintenance capital expenditures, net of reimbursements excludes ongoing maintenance attributable to Jupiter prior to acquisition of $0.9 million for the year ended December 31, 2013.

Adjusted EBITDA was $255.6 million, $119.5 million and $80.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily a result of increased operating income related to production development in the Marcellus Shale and the Jupiter Acquisition and Sunrise Merger, which resulted in Jupiter and Sunrise EBITDA being reflected in adjusted EBITDA subsequent to the transactions. For the year ended December 31, 2013 compared to the year ended December 31, 2012, the increase was primarily a result of higher net income excluding the impacts of Sunrise and Jupiter prior to acquisition. Distributable cash flow was $229.5 million, $101.4 million and $66.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. These increases were mainly attributable to the increase in adjusted EBITDA partly offset by an increase in interest expense, excluding capital lease interest in 2014 compared to 2013 and in ongoing maintenance capital expenditures, net of reimbursements in 2013 compared to 2012.

Outlook

The Partnership’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. The Partnership believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus Shale that lack substantial natural gas pipeline infrastructure. As production increases in the Partnership’s areas of operations, the Partnership believes it will have a competitive advantage in pursuing economically attractive organic expansion projects, which the Partnership believes will be a key driver of growth in the future. The Partnership is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, the Partnership may acquire additional midstream assets from EQT, or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to the Partnership.

The Partnership expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and other third-party producers:

•
Jupiter Gathering Expansion. The Jupiter gathering expansion, which is fully subscribed, is expected to result in total system compression capacity of 775 MMcf per day and is expected to be completed by year-end 2015. The Partnership expects capital expenditures of approximately $100 million in 2015 related to this expansion.

•
Ohio Valley Connector. The Ohio Valley Connector (OVC) includes a 36-mile pipeline that will extend the Partnership's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. In December 2014, the Partnership submitted the OVC certificate application, which also includes related Equitrans transmission expansion projects, to the FERC and anticipates receiving the certificate in the second half of 2015. Subject to FERC approval, construction is scheduled to begin in the third quarter of 2015 and the pipeline is expected to be in-service by mid-year 2016. The OVC will provide approximately 850 BBtu per day of transmission capacity and the 36-mile pipeline portion is estimated to cost approximately $300 million, of which $120 million to $130 million is expected to be spent in 2015. The Partnership has entered into a 20-year precedent agreement for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Equitrans Transmission Expansion Projects. In conjunction with the OVC and other projects, the Partnership also plans to begin several multi-year transmission expansion projects to support the continued growth of the Marcellus and Utica development. The projects include pipeline looping, compression installation and new pipeline segments, which combined are expected to increase transmission capacity by approximately 1.0 Bcf per day by year-end 2017. The Partnership expects to invest a total of approximately $400 million, of which approximately $25 million is expected to be spent during 2015.

•
Mountain Valley Pipeline. In 2015, the Partnership expects to assume EQT's interest in Mountain Valley Pipeline, LLC, a joint venture with an affiliate of NextEra Energy, Inc. The 300-mile Mountain Valley Pipeline (MVP) will extend from the Partnership's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. The Partnership expects to own the largest interest in the joint venture and will operate the MVP. The MVP is estimated to cost a total of $2.5 billion to $3.5 billion, excluding AFUDC, with the Partnership funding its proportionate share through capital contributions made to the joint venture. In 2015, the Partnership's capital contributions are expected to be approximately $75 million to $85 million and will be primarily in support of environmental and land assessments, design work and materials. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The joint venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope, including pipe diameter and total capacity, has not yet been determined; however, the voluntary pre-filing process with the FERC began in October 2014. The pipeline, which is subject to FERC approval, is expected to be in-service during the fourth quarter of 2018.

See further discussion of capital expenditures in the “Capital Requirements” section below.

The Partnership’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including regional basis differentials, could adversely affect development of additional reserves and production that is accessible by the Partnership’s pipeline and storage assets. For example, average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $107.26 per barrel to a low of $44.45 per barrel from January 1, 2014 through February 9, 2015. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $6.15 per MMBtu to a low of $2.58 per MMBtu from January 1, 2014 through February 9, 2015. The markets will likely continue to be volatile in the future. In addition, lower natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the Partnership’s current areas of operation are strategically more attractive to them. For example, in response to recent commodity price decreases, a number of large natural gas producers have recently announced their intention to re-evaluate and/or reduce their drilling programs in certain areas, including the Appalachian Basin.

The Partnership believes the high percentage of its revenues derived from reservation charges under long-term, fixed-fee contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risk Factors-Risks Inherent in the Partnership’s Business - Any significant decrease in production of natural gas in the Partnership’s areas of operation could adversely affect its business and operating results and reduce its distributable cash flow."

 Capital Resources and Liquidity

The Partnership’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. The Partnership’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in the banking, capital and other markets. From and after the IPO, the Partnership’s available sources of liquidity include cash generated from operations, borrowing under the Partnership’s credit facility, cash on hand, debt offerings and issuances of additional partnership units.

Operating Activities

Net cash provided by operating activities during 2014 was $257.5 million compared to $220.6 million for 2013. The increase in net cash provided by operating activities was driven by higher operating income, for which contributing factors are discussed in the “Executive Overview” section herein, and timing of payments between the two periods.

Net cash provided by operating activities during 2013 was $220.6 million compared to $173.0 million for 2012. The increase in operating receipts was primarily due to increased firm transmission service, increased fees associated with transported volumes in excess of firm capacity and increased gathered volumes, all related to production development in the Marcellus Shale. These increases were partly offset by a decrease year-over-year related to the 2012 cash receipt from EQT related to its use of Sunrise’s depreciation deductions prior to the Sunrise Merger when Sunrise was included in the consolidated tax return of EQT.

Investing Activities

Net cash used in investing activities totaled $372.1 million for 2014 as compared to $121.4 million for 2013. The increase was primarily attributable to the acquisition of the Jupiter net assets from EQT as well as the following expansion projects: the Jupiter gathering expansion, the Ohio Valley Connector project, the Range Resources project, the Jefferson compressor station expansion project and the Antero project.

Cash flows used in investing activities totaled $121.4 million for 2013 as compared to $214.9 million for 2012. The 2013 capital expenditures primarily related to the Jupiter gathering system, the Low Pressure East expansion project and the Jefferson compressor station expansion project. The 2012 capital expenditures primarily related to the Sunrise Pipeline and Blacksville compressor station projects.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Cash flows provided by financing activities were $222.4 million in 2014 as compared to cash flows used in financing activities of $130.8 million in 2013. During the second quarter of 2014, the Partnership completed an underwritten public offering of 12,362,500 common units. During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due August 2024 in the aggregate principal amount of $500 million. Cash inflows in 2014 from the equity and debt offerings, net of offering costs, totaling $1.4 billion were largely offset by cash payments for the Jupiter Acquisition of approximately $1.0 billion, distributions to unitholders of $119.6 million, and the Sunrise Merger deferred consideration payment of $110.0 million.

Cash flows used in financing activities totaled $130.8 million for 2013 as compared to $91.9 million of cash flows provided by financing activities for the same period of 2012. In July 2013, the Partnership received net proceeds from its equity offering of approximately $529.4 million, after deducting the underwriters’ discount and offering expenses. These funds were used to pay Sunrise Merger consideration to EQT of $507.5 million in July 2013. Additionally in 2013, the Partnership paid cash distributions to unitholders of $66.2 million, Jupiter made pre-acquisition advances to affiliates of $60.8 million and Sunrise paid pre-merger distributions to EQT of $31.4 million. In 2012, the Partnership received net proceeds from the initial public offering of approximately $276.8 million, after deducting the underwriters’ discount and offering expenses. Approximately $230.9 million of the proceeds were distributed to EQT, $12.0 million was retained by the Partnership to replenish amounts distributed by Equitrans to EQT prior to the IPO, $32.0 million was retained by the Partnership to pre-fund certain maintenance capital expenditures and $1.9 million was used by the Partnership to pay credit facility origination fees associated with its credit facility. During the fourth quarter of 2012, the Partnership made its first cash distribution to unitholders of $12.4 million.

Prior to the IPO in 2012, the Partnership had financing cash inflows of $253.5 million for capital contributions from EQT and financing cash outflows of $10.2 million for distributions paid to EQT, $49.7 million related to reimbursements to EQT and $135.2 million to retire long-term intercompany debt to EQT. Prior to the IPO, and to the Sunrise Merger and the Jupiter acquisition in the case of Sunrise and Jupiter, certain advances to or from affiliates were viewed as financing transactions as the Partnership, Sunrise or Jupiter would have otherwise obtained or repaid demand notes or term loans from EQT to fund these transactions. Subsequent to the IPO, Sunrise Merger and Jupiter Acquisition, respectively, these transactions reflect services rendered on behalf of these entities by EQT and its affiliates for operating expenses and are settled monthly. Therefore, these are classified as operating activities subsequent to the IPO, the Sunrise Merger and the Jupiter Acquisition.

Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The below table presents capital expenditures for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Expansion capital expenditures	$221,839	$74,883	$191,896
Maintenance capital expenditures:
Ongoing maintenance	15,706	21,267	24,372
Funded regulatory compliance (a)	7,603	12,093	6,993
Total maintenance capital expenditures	23,309	33,360	31,365
Total capital expenditures (b)	$245,148	$108,243	$223,261

(a) Amounts included as funded regulatory compliance expenditures for periods prior to the IPO of $0.2 million in 2012 were included for comparative purposes and were not included in the Partnership’s estimate of $32 million for the initiatives identified prior to the IPO.

(b) The Partnership accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $46.1 million, $5.2 million and $18.4 million at December 31, 2014, 2013 and 2012, respectively. Additionally, the Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were approximately $0.3 million for the year ended December 31, 2014. There were no amounts capitalized for the years ended December 31, 2013 and 2012.

Expansion capital expenditures are expenditures incurred for capital improvements that the Partnership expects to increase its operating income or operating capacity over the long term. In 2014, expansion capital expenditures primarily related to the Jupiter gathering expansion, the Ohio Valley Connector project, the Range Resources project, the Jefferson compressor station expansion project and the Antero project. In 2013, expansion capital expenditures primarily related to the Jupiter gathering system, the Low Pressure East expansion project and the Jefferson compressor station expansion project. In 2012, expansion capital expenditures were primarily related to the Sunrise Pipeline and Blacksville compressor station projects.

Maintenance capital expenditures are expenditures made to maintain, over the long term, the Partnership’s operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in this section. The period over period changes primarily relate to the timing of projects. Included in these amounts for the years ended December 31, 2014, 2013 and 2012 were $0.5 million, $3.1 million and $4.2 million, respectively, of maintenance capital expenditures for which the Partnership was reimbursed by EQT under the terms of the omnibus agreement. Under the omnibus agreement, for a period of ten years after the closing of the IPO, EQT has agreed to reimburse the Partnership for plugging and abandonment expenditures for certain identified wells of EQT and third parties. Additionally, EQT has agreed to reimburse the Partnership for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to the Partnership’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT will reimburse the Partnership for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO. Since the IPO, the Partnership has been reimbursed approximately $7.8 million by EQT. Amounts reimbursed are recorded as capital contributions when received.

Funded regulatory compliance capital expenditures are previously identified maintenance capital expenditures necessary to comply with certain regulatory and other legal requirements.  Prior to the IPO, the Partnership identified two specific regulatory compliance initiatives which the Partnership expected to require it to expend approximately $32 million.  The Partnership retained approximately $32 million from the net proceeds of the IPO to fund these expenditures. The specific initiatives of this program are to install remote valve and pressure monitoring equipment on the Partnership’s transmission and storage lines and to relocate certain valve operators above ground and apply corrosion protection. The period over period changes primarily relate to the timing of projects. Since the IPO, funded regulatory compliance capital expenditures have totaled $26.5 million.

In 2015, expansion capital expenditures, including MVP capital contributions, are expected to total $380 million to $410 million and ongoing maintenance capital expenditures, net of expected reimbursements, are expected to be approximately $30 million. The Partnership’s future expansion capital expenditures may vary significantly from period to period based on the available investment opportunities. Maintenance related capital expenditures are also expected to vary quarter to quarter. The Partnership expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under the Partnership’s credit facility, debt offerings and the issuance of additional partnership units. The Partnership does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Annual Report on Form 10-K.

Credit Facility and Debt

Credit Facility. In February 2014, the Partnership entered into an amended and restated credit facility that replaced its prior credit facility and increased the borrowing capacity to $750 million. The amended credit facility will expire in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. The Partnership has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Partnership’s obligations under the revolving portion of the credit facility are unsecured.

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of December 31, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

In January 2015, the Partnership amended its credit facility to, among other things: exclude MVP from the definitions of “Consolidated Debt”, “Consolidated EBITDA”, “Consolidated Subsidiary” and “Subsidiary”; permit MVP to incur non-recourse debt which may be secured by a pledge of the interests of MVP without affecting the calculation of the consolidated leverage ratio in the credit facility, and release the subsidiary guarantors from their guarantee of obligations under the credit facility.

Senior Notes. During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due August 2024 in the aggregate principal amount of $500 million (the 4.00% Senior Notes). Net proceeds from the offering of $492.3 million were used to repay the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes. The indenture governing the 4.00% Senior Notes contains covenants that limit the Partnership’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Partnership’s assets. The payment obligations under the 4.00% Senior Notes were unconditionally guaranteed by each of the Partnership’s subsidiaries that guaranteed the Partnership’s credit facility (other than EQT Midstream Finance Corporation), which entities are referred to as "the Senior Note Guarantors." In connection with the release of the subsidiary guarantors from their guarantees under the credit facility in January 2015, the Senior Note Guarantors were released from their guarantees of the 4.00% Senior Notes.

Security Ratings

The table below sets forth the credit ratings for debt instruments of the Partnership at December 31, 2014. Changes in credit ratings may affect the Partnership’s cost of future borrowings (including interest rates and fees under its credit facility) and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Services	BBB-	Stable
Fitch Ratings	BBB-	Stable

The Partnership’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Partnership cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the Partnership’s ratings, particularly below investment grade, the Partnership’s access to the capital markets may be limited, borrowing costs could increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated BBB- or higher by S&P, Baa3 or higher by Moody’s or BBB- or higher by Fitch. Anything below these ratings is considered non-investment grade.

Distributions

On January 22, 2015, the Partnership announced that the Board of Directors of its general partner declared a cash distribution to the Partnership’s unitholders of $0.58 per unit related to the fourth quarter of 2014.  The cash distribution is payable on February 13, 2015 to unitholders of record at the close of business on February 3, 2015. In connection with this cash distribution, EQT will receive approximately $5.2 million related to its incentive distribution rights.

Schedule of Contractual Obligations

	Total	2015	2016-2017	2018-2019	2020+
	(Thousands)
Capital lease obligation (a)	$403,081	$21,383	$38,677	$38,262	$304,759
Long-term debt	500,000	—	—	—	500,000
Interest payments	191,667	20,000	40,000	40,000	91,667
Purchase obligations	17,146	17,146	—	—	—
Total contractual obligations	$1,111,894	$58,529	$78,677	$78,262	$896,426

(a)        Represents the future projected payments associated with the AVC capital lease obligation (including interest) as of December 31, 2014.

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

Recently Issued Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The revenue standard is effective for fiscal years beginning after December 15, 2016. The Partnership is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

Property, Plant and Equipment: Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. In addition, any accounting estimate related to asset impairment requires management to make assumptions about cash flows over future years. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future. Management believes that the accounting estimates related to depreciation expense and impairment are "critical accounting estimates" because they are susceptible to change period to period. These assumptions affect the amount of depreciation and any potential impairment, which would have an impact on the results of operations and financial position. See Note 1 to the Consolidated Financial Statements for additional information.

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

Equity-Based Compensation: The Partnership's equity-based compensation will be paid in units; therefore, the Partnership treats these awarded units as equity awards. Awards that contain a market condition require the Partnership to obtain a valuation. Significant assumptions made in valuing the Partnership’s awards include the market price of units at payout date, total unitholder return threshold to be achieved, volatility, risk-free rate, term, dividend yield and forfeiture rate.

The Partnership believes that the accounting estimates related to equity-based compensation are “critical accounting estimates” because the assumptions affecting the valuation of the awards including the market price and volatility of the Partnership’s common units could have a significant impact on the expense recognized. See Note 11 to the Consolidated Financial Statements for additional information regarding the Partnership's equity-based compensation.

Revenue Recognition: Revenue from the gathering of natural gas is generally recognized when the service is provided. Revenue related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Reservation revenues related to firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported. Transmission and storage revenue from usage charges is recorded on actual volumes subject to prior period adjustments.

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

The Partnership believes that the accounting estimates related to revenue recognition and the allowance for doubtful accounts receivable are “critical accounting policies” because estimated volumes are subject to change based on actual measurements including prior period adjustments and the underlying assumptions used for the allowance can change from period to period which could potentially have a material impact on the results of operations and on working capital. In addition, the actual mix of customers and their ability to pay may vary significantly from management’s estimates and may impact the collectability of customer accounts.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest the Partnership earns on cash, cash equivalents and short-term investments and the interest rates the Partnership pays on borrowings on its credit facility. The Partnership's long-term borrowings are fixed rate and thus do not expose the Partnership to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Partnership's fixed rate debt. See Note 7 to the Consolidated Financial Statements for further discussion of the Partnership's borrowings and Note 8 to the Consolidated Financial Statements for a discussion of fair value measurements. The Partnership may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Partnership is exposed to credit risk. Credit risk is the risk that the Partnership may incur a loss if a counterparty fails to perform under a contract. The Partnership manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Partnership may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Partnership’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Partnership is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Partnership’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Partnership has historically experienced only minimal credit losses in connection with its receivables. Approximately 41% and 59% of the Partnership’s third party accounts receivable balances as of December 31, 2014 and 2013, respectively, represent amounts due from marketers. The Partnership is also exposed to the credit risk of EQT, its largest customer. In connection with the IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At December 31, 2014, EQT’s public senior debt had an investment grade credit rating.

Other market risks

The Partnership has a $750 million revolving credit facility that expires in February 2019. The credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by the Partnership. As of December 31, 2014, the Partnership had no loans or letters of credit outstanding under its credit facility. No one lender of the large group of financial institutions in the syndicate holds more than 10% of the facility. The Partnership’s large syndicate group and relatively low percentage of participation by each lender is expected to limit the Partnership’s exposure to problems or consolidation in the banking industry.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT Midstream Services, LLC and Unitholders of
EQT Midstream Partners, LP

We have audited the accompanying consolidated balance sheets of EQT Midstream Partners, LP (including its Predecessor as defined in Note 1 and collectively, the Partnership) as of December 31, 2014 and 2013, and the related statements of consolidated operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EQT Midstream Partners, LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EQT Midstream Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT Midstream Services, LLC and Unitholders of
EQT Midstream Partners, LP

We have audited EQT Midstream Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EQT Midstream Partners, LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EQT Midstream Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EQT Midstream Partners, LP as of December 31, 2014 and 2013, and the related statements of consolidated operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2014 and our report dated February 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 12, 2015

EQT MIDSTREAM PARTNERS, LP
 STATEMENTS OF CONSOLIDATED OPERATIONS(a)
 YEARS ENDED DECEMBER 31,

	2014	2013	2012
	(Thousands, except per unit amounts)
Operating revenues (b)	$392,959	$303,712	$200,005
Operating expenses:
Operating and maintenance (c)	45,434	35,578	34,250
Selling, general and administrative (c)	37,190	29,101	21,202
Depreciation and amortization	36,599	25,924	19,531
Total operating expenses	119,223	90,603	74,983
Operating income	273,736	213,109	125,022
Other income	2,349	1,242	8,228
Interest expense (d)	30,856	1,672	2,944
Income before income taxes	245,229	212,679	130,306
Income tax expense	12,456	41,572	36,065
Net income	$232,773	$171,107	$94,241

Calculation of limited partner interest in net income:
Net income	$232,773	$171,107	$94,241
Less pre-acquisition income allocated to parent	(20,151)	(67,529)	(57,682)
Less general partner interest in net income	(15,705)	(2,927)	(791)
Limited partner interest in net income	$196,917	$100,651	$35,768

Net income per limited partner unit – basic	$3.53	$2.47	$1.03
Net income per limited partner unit – diluted	$3.52	$2.46	$1.03

Weighted average limited partner units outstanding – basic	55,745	40,739	34,679
Weighted average limited partner units outstanding – diluted	55,883	40,847	34,734

(a) Financial statements for the year ended December 31, 2014 have been retrospectively recast to reflect the inclusion of the Jupiter natural gas gathering system (Jupiter). Financial statements for the years ended December 31, 2013 and 2012 have been retrospectively recast to reflect the inclusion of Jupiter and Sunrise Pipeline, LLC (Sunrise). See Note 2.

(b)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $245.1 million, $260.3 million and $169.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In December 2013, EQT completed the sale of Equitable Gas Company, LLC (Equitable Gas Company) to PNG Companies LLC. As a result, revenues from Equitable Gas Company were reported as third party revenues in 2014. For the years ended December 31, 2013 and 2012, Equitable Gas Company revenues reported as affiliate revenues were $37.6 million and $36.8 million, respectively. See Note 4.

(c)
Operating and maintenance expense included charges from EQT of $23.9 million, $18.2 million and $16.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Selling, general and administrative expense included charges from EQT of $29.3 million, $24.8 million and $21.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 4.

(d)
Interest expense for the years ended December 31, 2014 and 2013 included $19.9 million and $0.8 million, respectively, related to interest on a capital lease with an affiliate (see Note 12). Interest expense for the year ended December 31, 2012 included interest expense of $4.1 million to an affiliate on intercompany debt. See Note 4.

See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
STATEMENTS OF CONSOLIDATED CASH FLOWS(a)
 YEARS ENDED DECEMBER 31,

	2014	2013	2012
	(Thousands)
Cash flows from operating activities:
Net income	$232,773	$171,107	$94,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,599	25,924	19,531
Deferred income taxes	428	6,339	54,208
Other income	(2,349)	(1,242)	(8,228)
Non-cash long term compensation expense	3,368	981	2,282
Non-cash adjustments	(1,520)	(680)	(2,508)
Changes in other assets and liabilities:
Accounts receivable	(8,029)	(4,720)	(10,825)
Accounts payable	3,680	(5,076)	(4,882)
Due to/from EQT affiliates	(19,097)	26,539	34,619
Other assets and other liabilities	11,671	1,388	(5,391)
Net cash provided by operating activities	257,524	220,560	173,047
Cash flows from investing activities:
Capital expenditures	(203,915)	(121,431)	(214,880)
Jupiter Acquisition - net assets from EQT	(168,198)	—	—
Net cash used in investing activities	(372,113)	(121,431)	(214,880)
Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	902,467	529,442	276,780
Jupiter Acquisition - purchase price in excess of net assets from EQT	(952,802)	—	—
Sunrise Merger payment	(110,000)	(507,500)	—
Proceeds from short-term loans	450,000	—	—
Payments of short-term loans	(450,000)	—	—
Proceeds from the issuance of long-term debt	500,000	—	—
Distribution of proceeds from the issuance of common units	—	—	(230,887)
Due to/from EQT	—	—	(49,657)
Retirements of long-term debt	—	—	(135,235)
Partners' investments and net change in parent advances	13,905	(60,814)	253,453
Capital contributions	382	5,631	1,863
Distributions paid to unitholders	(119,628)	(66,176)	(12,386)
Pre-merger and predecessor distributions paid to EQT	—	(31,390)	(10,193)
Discount, debt issuance costs and credit facility fees	(9,707)	—	(1,864)
Capital lease principal payments	(2,216)	—	—
Net cash provided by (used in) financing activities	222,401	(130,807)	91,874

Net change in cash and cash equivalents	107,812	(31,678)	50,041
Cash and cash equivalents at beginning of year	18,363	50,041	—
Cash and cash equivalents at end of year	$126,175	$18,363	$50,041

Cash paid during the year for:
Interest paid	$20,693	$939	$6,461
Non-cash activity during the year:
Elimination of net current and deferred tax liabilities	$51,813	$43,083	$143,587
Limited partner and general partner units issued for acquisitions	59,000	32,500	—
Capital lease asset/obligation	9,161	134,395	—
Contingent consideration	—	110,000	—
Non-cash distributions	$—	$—	$12,229
(a) Financial statements for the year ended December 31, 2014 have been retrospectively recast to reflect the inclusion of Jupiter. Financial statements for the years ended December 31, 2013 and 2012 have been retrospectively recast to reflect the inclusion of Jupiter and Sunrise. See Note 2.
 See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
 CONSOLIDATED BALANCE SHEETS(a)
 YEARS ENDED DECEMBER 31,

	2014	2013
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$126,175	$18,363
Accounts receivable (net of allowance for doubtful accounts of $260 and $152 as of December 31, 2014 and 2013, respectively)	16,492	8,463
Accounts receivable – affiliate	37,435	23,620
Other current assets	870	1,033
Total current assets	180,972	51,479

Property, plant and equipment	1,423,490	1,163,683
Less: accumulated depreciation	(200,529)	(168,740)
Net property, plant and equipment	1,222,961	994,943
Other assets	18,057	17,550
Total assets	$1,421,990	$1,063,972

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$36,973	$8,634
Due to related party	33,013	34,190
Sunrise Merger consideration payable to EQT	—	110,000
Accrued interest	8,338	3
Accrued liabilities	9,055	5,041
Total current liabilities	87,379	157,868
Deferred income taxes, net	—	39,840
Long-term debt	492,633	—
Lease obligation	143,828	133,733
Other long-term liabilities	7,111	6,014
Total liabilities	730,951	337,455

Partners’ capital:
Predecessor equity	—	82,329
Common units (43,347,452 and 30,468,902 units issued and outstanding at December 31, 2014 and 2013, respectively)	1,647,910	818,431
Subordinated units (17,339,718 units issued and outstanding at December 31, 2014 and 2013)	(929,374)	(175,996)
General partner interest (1,238,514 and 975,686 units issued and outstanding at December 31, 2014 and 2013, respectively)	(27,497)	1,753
Total partners’ capital	691,039	726,517
Total liabilities and partners’ capital	$1,421,990	$1,063,972

  (a) Financial statements as of December 31, 2013 have been retrospectively recast to reflect the inclusion of Jupiter. See Note 2.

See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
STATEMENTS OF CONSOLIDATED PARTNERS’ CAPITAL
 YEARS ENDED DECEMBER 31, 2014, 2013 and 2012(a)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2012	$247,507	$—	$—	$—	$247,507
Net income	57,682	16,345	19,423	791	94,241
Investment by partners and net change in parent advances	253,453	—	—	—	253,453
Distributions paid	(10,193)	—	—	—	(10,193)
Non-cash distributions	(12,229)	—	—	—	(12,229)
Elimination of net current and deferred tax liabilities	143,587	—	—	—	143,587
Contribution of net assets to EQT Midstream Partners, LP	(400,231)	56,470	330,279	13,482	—
Issuance of common units to public, net of offering costs	—	276,780	—	—	276,780
Distribution of proceeds	—	(32,837)	(192,049)	(6,001)	(230,887)
Capital contribution	—	2,080	2,080	84	4,244
Equity-based compensation plans	—	535	—	—	535
Distributions to unitholders	—	(6,069)	(6,069)	(248)	(12,386)
Balance at December 31, 2012	$279,576	$313,304	$153,664	$8,108	$754,652

Net income	67,529	58,673	41,978	2,927	171,107
Investment by partners and net change in parent advances	(60,814)	—	—	—	(60,814)
Capital contribution	—	1,705	1,363	64	3,132
Equity-based compensation plans	—	981	—	—	981
Distributions to unitholders	—	(37,774)	(26,877)	(1,525)	(66,176)
Pre-merger distributions to EQT	(31,390)	—	—	—	(31,390)
Proceeds from equity offering, net of offering costs	—	529,442	—	—	529,442
Elimination of net current and deferred tax liabilities	43,083	—	—	—	43,083
Sunrise net assets from EQT	(215,655)	—	—	—	(215,655)
Issuance of units	—	20,845	—	11,655	32,500
Purchase price in excess of net assets from EQT	—	(68,745)	(346,124)	(19,476)	(434,345)
Balance at December 31, 2013	$82,329	$818,431	$(175,996)	$1,753	$726,517

Net income	20,151	136,992	59,925	15,705	232,773
Capital contribution	—	338	152	10	500
Equity-based compensation plans	—	3,692	—	—	3,692
Investment by partners and net change in parent advances	13,905	—	—	—	13,905
Distributions to unitholders	—	(75,328)	(35,026)	(9,274)	(119,628)
Proceeds from equity offering, net of offering costs	—	902,467	—	—	902,467
Elimination of net current and deferred tax liabilities	51,813	—	—	—	51,813
Jupiter net assets from EQT	(168,198)	—	—	—	(168,198)
Issuance of units	—	39,091	—	19,909	59,000
Purchase price in excess of net assets from EQT	—	(177,773)	(778,429)	(55,600)	(1,011,802)
Balance at December 31, 2014	$—	$1,647,910	$(929,374)	$(27,497)	$691,039
(a) Financial statements for the year ended December 31, 2014 have been retrospectively recast to reflect the inclusion of Jupiter. Financial statements for the years ended December 31, 2013 and 2012 have been retrospectively recast to reflect the inclusion of Jupiter and Sunrise. See Note 2.
See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1.              Summary of Operations and Significant Accounting Policies

Organization and Basis of Presentation

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership), which closed its initial public offering (IPO) on July 2, 2012, is a growth-oriented Delaware limited partnership formed by EQT Corporation in January 2012.  Equitrans, L.P. (Equitrans) is a Pennsylvania limited partnership and the predecessor for accounting purposes (the Predecessor) of EQT Midstream Partners. EQT Midstream Services, LLC is the Partnership’s general partner. References in these consolidated financial statements to the Partnership, when used for periods prior to the IPO, refer to Equitrans.  References in these consolidated financial statements to the Partnership, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. References in these consolidated financial statements to EQT refer collectively to EQT Corporation and its consolidated subsidiaries. Immediately prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to the Partnership. Therefore, the historical financial statements contained in this report reflect the assets, liabilities and results of operations of Equitrans presented on a carve-out basis for periods before July 2, 2012 and EQT Midstream Partners for periods beginning at or following July 2, 2012. Additionally, as discussed in Note 2, the Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise, which was merged into the Partnership on July 22, 2013, and Jupiter, which was acquired on May 7, 2014, because both transactions were between entities under common control.

The Partnership does not have any employees. Operational support for the Partnership is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in midstream business operations. EQT Gathering’s employees manage and conduct the Partnership’s daily business operations.

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

Transmission and Storage System: The Partnership’s transmission and storage system includes an approximately 700 mile Federal Energy Regulatory Commission (FERC)-regulated interstate pipeline that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capability and 32 Bcf of working gas capacity and 27 compressor units. As of December 31, 2014, the transmission assets had total throughput capacity of approximately 3.0 Bcf per day. The Partnership also operates the Allegheny Valley Connector (AVC) facilities as described in Note 12. Revenues are primarily driven by the Partnership’s firm transmission and storage contracts.

Gathering System: The Partnership’s gathering system includes approximately 45 miles of high-pressure gathering lines primarily associated with the Jupiter gathering system. Jupiter includes three compressor stations with approximately 575 MMcf per day of total compression capacity as of December 31, 2014. Jupiter has access to six interconnect points with the Partnership’s transmission and storage system. The Partnership’s gathering system also includes approximately 1,500 miles of FERC-regulated low-pressure gathering lines. Revenues associated with the Partnership’s gathering system are generated under firm and interruptible gathering service contracts.

Limited Partner and General Partner Units

The following table summarizes common, subordinated and general partner units issued from the date of the Partnership’s IPO through December 31, 2014.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Issued in connection with IPO	17,339,718	17,339,718	707,744	35,387,180
Balance at December 31, 2012	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger consideration	479,184	—	267,942	747,126
Balance at December 31, 2013	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684

Immediately prior to the closing of the IPO, EQT contributed all of the partnership interests in Equitrans to the Partnership. The Partnership issued 14,375,000 common units to the public in the IPO and received net proceeds of approximately $277 million, after deducting the underwriters' discount and offering expenses. At the time of the IPO, EQT retained 2,964,718 common units, 17,339,718 subordinated units and 707,744 general partner units.

In July 2013, the Partnership completed an underwritten public offering of 12,650,000 common units. The Partnership received net proceeds of approximately $529 million from this offering after deducting the underwriters’ discount and offering expenses of approximately $21 million. Net proceeds from the offering were used to fund the cash consideration paid to EQT in connection with the Sunrise Merger discussed in Note 2.

In May 2014, the Partnership completed an underwritten public offering of 12,362,500 common units. The Partnership received net proceeds of approximately $902 million from this offering after deducting the underwriters’ discount and offering expenses of approximately $34 million. Net proceeds from the offering were used to finance the cash consideration paid to EQT in connection with the Jupiter Acquisition discussed in Note 2.

As of December 31, 2014, EQT owned a 36.4% equity interest in the Partnership, which included 3,959,952 common units, 17,339,718 subordinated units and 1,238,514 general partner units. EQT also holds the incentive distribution rights as discussed in Note 10.

Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of EQT Midstream Partners and all of its subsidiaries and partnerships. Transactions between the Partnership and EQT have been identified in the Consolidated Financial Statements as transactions between related parties and are discussed in Note 4.

Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Partnership’s chief operating decision maker in deciding how to allocate resources. The Partnership reports its operations in two segments, which reflect its lines of business.  Transmission and storage includes the Partnership’s FERC-regulated interstate pipeline and storage business. Gathering primarily includes the Jupiter natural gas gathering system and the FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to the Partnership’s operating income. All of the Partnership’s operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 3.

Reclassification: Certain previously reported amounts have been reclassified to conform to the current year presentation.

Certain prior year amounts in the statements of consolidated cash flows have been revised to correctly present changes in accrued liabilities related to the timing of payments for capital expenditures. For the year ended December 31, 2013, net cash provided by operating activities increased by approximately $13.2 million with a corresponding increase in net cash used in investing activities as a result of this correction. For the year ended December 31, 2012, net cash provided by operating activities decreased by approximately $8.4 million with a corresponding decrease in net cash used in investing activities as a result of this correction. There was no impact to the statements of consolidated operations or consolidated balance sheets.

Use of Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:  The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Interest earned on cash equivalents is included as a reduction to interest expense in the accompanying statements of consolidated operations.

Trade and Other Receivables:  Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based upon management’s assessments, allowances for doubtful accounts of approximately $0.3 million and $0.2 million were provided at December 31, 2014 and 2013, respectively. The Partnership also has receivables due from EQT as discussed in Note 4.

Fair Value of Financial Instruments: The Partnership has categorized its assets and liabilities recorded at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of short-term loans under the Partnership's credit facility approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As the Partnership’s long-term debt is not actively traded, the fair value of the debt is a Level 2 fair value measurement which is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk.

Property, Plant and Equipment: The Partnership’s property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the underlying asset are capitalized.

	As of December 31,
	2014	2013
	(Thousands)
Transmission and storage assets	$1,045,207	$904,699
Accumulated depreciation	(159,583)	(135,949)
Net transmission and storage assets	885,624	768,750
Gathering assets	378,283	258,984
Accumulated depreciation	(40,946)	(32,791)
Net gathering assets	337,337	226,193
Net property, plant and equipment	$1,222,961	$994,943

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the assets. The overall rate of depreciation for the years ended December 31, 2014, 2013 and 2012 were approximately 2.6%, 2.3% and 2.1% , respectively. The Partnership estimates the pipelines have useful lives ranging from 25 years to 65 years and the compression equipment has useful lives ranging from 25 years to 45 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. For the Partnership's regulated fixed assets, depreciation rates are re-evaluated each time the Partnership files with the FERC for a change in its transportation and storage rates.

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

Unamortized Debt Discount and Issuance Expense: Discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt. These amounts are presented as a reduction of long-term debt on the accompanying consolidated balance sheets.

Natural Gas Imbalances: The Partnership experiences natural gas imbalances when the actual amount of natural gas delivered from a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered. The

Partnership values these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in-kind, subject to the terms of the FERC tariff. Imbalances as of December 31, 2014 and 2013 were $2.0 million and $1.1 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets with offsetting amounts recorded to system gas, a component of property, plant and equipment. The Partnership classifies the imbalance liabilities as current as it expects to settle them within a year.

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

Contingencies: The Partnership is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon the Partnership's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. The Partnership considers many factors in making these assessments, including history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon the analysis of potential results.

Regulatory Accounting: The Partnership’s regulated operations consist of interstate pipeline, intrastate gathering and storage operations subject to regulation by the FERC. Rate regulation provided by the FERC is designed to enable the Partnership to recover the costs of providing the regulated services plus an allowed return on invested capital. The application of regulatory accounting allows the Partnership to defer expenses and income in its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. The deferred regulatory assets and liabilities are then recognized in the statements of consolidated operations in the period in which the same amounts are reflected in rates. The amounts deferred in the consolidated balance sheets relate primarily to the accounting for income taxes, post-retirement benefit costs, base storage gas and the storage retainage tracker on the AVC system. The amounts established for accounting for income taxes were primarily generated during the pre-IPO period when the Partnership was included as part of EQT’s consolidated federal tax return. The Partnership believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs.

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

Allowance for Funds Used During Construction (AFUDC): The Partnership capitalizes the carrying costs for the construction of certain regulated long-term assets and amortizes the costs over the life of the related assets. The calculated AFUDC includes capitalization of the cost of financing construction of assets subject to regulation by the FERC (the interest component). AFUDC also includes a designated cost of equity for financing the construction of these regulated assets (the equity component). AFUDC applicable to interest cost for the years ended December 31, 2014, 2013 and 2012 were $0.7 million, $0.4 million and $1.9 million, respectively, and were included as a reduction of interest expense in the statements of consolidated operations. AFUDC applicable to equity funds for the years ended December 31, 2014, 2013 and 2012 were $2.2 million, $1.2 million and $6.7 million, respectively, and were recorded in other income in the statements of consolidated operations.

Equity-Based Compensation: The Partnership has awarded equity-based compensation in connection with the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan. These awards will be paid in units; therefore, the Partnership treats these programs as equity awards. These awards have a market condition related to total unitholder return; therefore the expense associated with these awards is based on the fair value as determined by a Monte Carlo analysis. Significant assumptions made in the Monte Carlo analysis included the market price of units at payout date, total unitholder return threshold to be achieved, volatility, risk-free rate, term, dividend yield and forfeiture rate.

Net Income per Limited Partner Unit: Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner units outstanding during the period. The Partnership’s net income is allocated to the general partner and limited partners, including the subordinated unitholder, in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by the Partnership’s partnership agreement) for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a monthly weighted-average basis for the periods in which they were outstanding. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Net income attributable to Sunrise for the period prior to July 22, 2013 and to Jupiter for the period prior to May 7, 2014 was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these were pre-acquisition amounts and such earnings were not available to pay the unitholders. See Note 10.

Income Taxes: For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated flow through to the owners, and accordingly, do not result in a provision for income taxes for the Partnership. Net income for financial statement purposes may differ significantly from taxable income of unitholders because of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership’s partnership agreement.  The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us. See Note 5 for further discussion of income taxes included in the consolidated financial statements.

Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The revenue standard is effective for fiscal years beginning after December 15, 2016. The Partnership is currently evaluating the impact this standard will have on its financial statements and related disclosures.

Subsequent Events: The Partnership has evaluated subsequent events through the date of the financial statement issuance.

2.                          Jupiter Acquisition and Sunrise Merger

On April 30, 2014, the Partnership, its general partner, EQM Gathering Opco, LLC (EQM Gathering), a wholly owned subsidiary of the Partnership, and EQT Gathering entered into a contribution agreement (Contribution Agreement) pursuant to which, on May 7, 2014, EQT Gathering contributed to EQM Gathering certain assets constituting the Jupiter natural gas gathering system (Jupiter Acquisition). The aggregate consideration paid by the Partnership to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 common units and 262,828 general partner units of the Partnership. The cash portion of the purchase price was funded with the net proceeds from an equity offering of common units and borrowings under the Partnership’s credit facility.

On July 15, 2013, the Partnership and Equitrans entered into an Agreement and Plan of Merger with EQT and Sunrise, a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013,     Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company (Sunrise Merger).  Upon closing, the Partnership paid EQT consideration of $540 million, consisting of a $507.5 million cash payment, 479,184 Partnership common units and 267,942 Partnership general partner units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a twenty-year term (the Precedent Agreement).  Pursuant to the Agreement and Plan of Merger, following the effectiveness of the transportation agreement contemplated by the Precedent Agreement in December 2013, the Partnership was obligated to pay additional consideration of $110 million to EQT in January 2014.

The Jupiter Acquisition and Sunrise Merger were transactions between entities under common control; therefore, the Partnership recorded the assets and liabilities of Jupiter and Sunrise at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. The Partnership recast its consolidated financial statements to retrospectively reflect the Jupiter Acquisition and Sunrise Merger as if the assets and liabilities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned the assets during the periods reported.

Prior to the Sunrise Merger, the Partnership operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with Sunrise were included in the Partnership’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated. As a result, the recast of the consolidated financial statements for the Sunrise Merger included recasting depreciation expense recognized for the periods prior to the merger to reflect the pipeline’s useful life of 40 years. The decrease in depreciation expense and interest expense associated with the capital lease increased previously reported net income for the year ended December 31, 2012 and the first six months of 2013. In addition, because the effect of the recast of the financial statements resulted in the elimination of the capital lease obligation from the Partnership to Sunrise, which was essentially equal to the carrying value of the net assets acquired with the Sunrise Merger, the consideration paid was recorded in financing activities in the statements of consolidated cash flows.

3.                          Financial Information by Business Segment

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$254,820	$173,881	$120,797
Gathering	138,139	129,831	79,208
Total	$392,959	$303,712	$200,005
Operating income:
Transmission and storage	$183,294	$124,950	$81,127
Gathering	90,442	88,159	43,895
Total operating income	$273,736	$213,109	$125,022

Reconciliation of operating income to net income:
Other income	2,349	1,242	8,228
Interest expense	30,856	1,672	2,944
Income tax expense	12,456	41,572	36,065
Net income	$232,773	$171,107	$94,241

	As of December 31,
	2014	2013	2012
	(Thousands)
Segment assets:
Transmission and storage	$928,864	$807,287	$619,163
Gathering	364,261	238,322	207,406
Total operating segments	1,293,125	1,045,609	826,569
Headquarters, including cash	128,865	18,363	50,041
Total assets	$1,421,990	$1,063,972	$876,610

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Depreciation and amortization:
Transmission and storage	$26,792	$18,323	$12,901
Gathering	9,807	7,601	6,630
Total	$36,599	$25,924	$19,531
Expenditures for segment assets:
Transmission and storage	$127,134	$77,989	$188,143
Gathering	118,014	30,254	35,118
Total (a)	$245,148	$108,243	$223,261

(a) The Partnership accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures in the table above were $46.1 million, $5.2 million and $18.4 million at December 31, 2014, 2013 and 2012, respectively. Additionally, the Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were approximately $0.3 million for the year ended December 31, 2014. There were no amounts capitalized for the years ended December 31, 2013 and 2012.

4.         Related-Party Transactions

Affiliate transactions. In the ordinary course of business, the Partnership has transactions with affiliated companies. The Partnership has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

Operation and Management Services Agreement. The Partnership has an operation and management services agreement with EQT Gathering, pursuant to which EQT Gathering provides the Partnership’s pipelines and storage facilities with certain operational and management services. The Partnership reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement described below.

The Partnership is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT and EQT Gathering which is related to the Partnership.

Employees of EQT operate the Partnership’s assets. EQT charges the Partnership for the payroll and benefit costs associated with these individuals and for retirees of Equitrans. EQT carries the obligations for pension and other employee-related benefits in its consolidated financial statements. The Partnership is allocated a portion of EQT’s defined benefit pension plan and retiree medical and life insurance plan cost for the retirees of Equitrans. The Partnership’s share of those costs is recorded in due to related parties and reflected in operating expenses in the accompanying statements of consolidated operations. See Note 9.

The historical financial statements of the Predecessor, and Jupiter and Sunrise as applicable, included long-term incentive compensation plan expense associated with the EQT long-term incentive plan which is not an expense of the Partnership subsequent to the IPO under the omnibus agreement. At the time of the IPO, the Partnership’s general partner established its own long-term incentive compensation plan as discussed in Note 11.

Omnibus Agreement. The Partnership entered into an omnibus agreement by and among the Partnership, its general partner and EQT. Pursuant to the omnibus agreement, EQT agreed to provide the Partnership with a license to use the name “EQT” and related marks in connection with the Partnership’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between EQT and the Partnership. The following table summarizes the reimbursement amounts.

	Years Ended December 31,
	2014	2013	2012 (a)
	(Thousands)
Reimbursements to EQT
Operating and maintenance expense (b)	$21,999	$14,296	$8,534
Selling, general and administrative expense (b)	$25,051	$18,322	$7,728

Reimbursements from EQT
Plugging and abandonment (c)	$500	$566	$1,585
Bare steel replacement (c)	—	2,566	2,659
Big Sandy Pipeline claims	$—	$—	$2,700

(a) Post-IPO period only as the omnibus agreement did not exist prior to the IPO.
(b) The expenses for which the Partnership reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis and the Partnership is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the Jupiter Acquisition and Sunrise Merger as these amounts do not represent reimbursements pursuant to the omnibus agreement.
(c) The reimbursements for plugging and abandonment and bare steel replacement were recorded as capital contributions from EQT.
Summary of affiliate transactions. The following table summarizes affiliate transactions:

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Operating revenues (a)	$245,101	$260,258	$169,275
Operating and maintenance expense (b)	23,945	18,249	16,776
Selling, general and administrative expense (b)	29,348	24,815	21,202
Interest expense	$19,888	$843	$4,110

(a) In December 2013, EQT completed the sale of Equitable Gas Company to PNG Companies LLC. For the years ended December 31, 2013 and 2012, Equitable Gas Company revenues reported as affiliate revenues were $37.6 million and $36.8 million, respectively.

(b) The expenses for which the Partnership reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis and the Partnership is unable to estimate what those expenses would be on a stand-alone basis. These amounts include the recast impact of the Jupiter Acquisition and Sunrise Merger as it represents the total amounts allocated to the Partnership by EQT for the periods presented.

The following table summarizes affiliate balances:

	As of December 31,
	2014	2013
	(Thousands)
Accounts receivable - affiliate	$37,435	$23,620
Due to related parties	33,013	34,190
Sunrise Merger consideration due to EQT (Note 2)	—	110,000
Capital lease obligation, including current portion	$147,588	$135,238

As discussed in Note 7, prior to the Partnership’s IPO, EQT provided financing to its subsidiaries predominantly through intercompany demand and term notes.  Prior to the IPO, Equitrans had demand and term notes due to EQT of approximately $135.2 million which were repaid in June 2012. Interest expense on affiliate long-term debt and demand loans amounted to $4.1 million for the year ended December 31, 2012. In addition, prior to the IPO, EQT made advances to Equitrans for changes in working capital, cash used for capital expenditures, and other cash flow needs which were viewed as financing transactions as Equitrans would have otherwise obtained demand or term notes from EQT to fund them.

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

As discussed in Note 2, the Partnership completed the Jupiter Acquisition on May 7, 2014 and the Sunrise Merger on July 22, 2013. These were transactions between entities under common control and as a result the Partnership recast its consolidated financial statements to retrospectively reflect the operations of Jupiter and Sunrise. Prior to these transactions, the income of Jupiter and Sunrise was included as part of EQT’s consolidated federal tax return; therefore, the Jupiter and Sunrise operations were subject to income taxes.  Accordingly, the income tax effects associated with the operations of Jupiter and Sunrise prior to the Jupiter Acquisition and the Sunrise Merger are reflected in the consolidated financial statements. Due to the changes in tax status of Jupiter and Sunrise, approximately $51.8 million and $43.1 million, respectively, of net current and deferred income tax liabilities were eliminated through equity during the years ended December 31, 2014 and 2013, respectively.

The components of the federal income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Current:
Federal	$10,608	$31,610	$(22,263)
State	1,420	3,623	4,211
Subtotal	12,028	35,233	(18,052)
Deferred:
Federal	316	4,761	51,128
State	112	1,578	3,080
Subtotal	428	6,339	54,208
Amortization of deferred investment tax credit	—	—	(91)
Total	$12,456	$41,572	$36,065

Prior to the Jupiter Acquisition, the Sunrise Merger, and the IPO, tax obligations were the responsibility of EQT. EQT’s consolidated federal income tax was allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits. The current federal tax benefit recorded in 2012 relates to cash refunds received during the year from EQT for its use of Sunrise’s tax bonus depreciation deductions. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Relief Act) increased bonus depreciation from 50% to 100% for qualified investments made after September 8, 2010 and before January 1, 2012. Certain investments related to the Sunrise Pipeline qualified for this bonus depreciation. The Sunrise Pipeline lease was treated as an operating lease for income tax purposes; therefore, EQT was able to elect bonus depreciation for the Sunrise Pipeline, which was included in its consolidated federal tax return.

Income tax expense differed from amounts computed at the federal statutory rate of 35% on pre-tax book income from continuing operations as follows:

	Years Ended December 31,
	2014	2013	2012
	(Thousands)
Tax at statutory rate	$85,830	$74,438	$45,607
Partnership income not subject to income taxes	(74,426)	(36,253)	(12,623)
State income taxes	1,051	3,380	3,491
Unrecognized tax benefits	—	—	1,248
Regulatory assets	—	3	(1,491)
Other	1	4	(167)
Income tax expense	$12,456	$41,572	$36,065

Effective tax rate	5.1%	19.5%	27.7%

The decrease in income tax expense from 2013 to 2014 resulted from the change in the tax status of Jupiter in 2014. The increase in income tax expense from 2012 to 2013 resulted from increased operating income related to Jupiter, partly offset by decreases as a result of the changes in the tax status of the Partnership in 2012 and of Sunrise in 2013.

The Partnership’s historical uncertain tax positions were immaterial and were attributable to Jupiter for periods prior to the Jupiter Acquisition, attributable to Sunrise for periods prior to the Sunrise Merger or attributable to periods prior to the IPO, as applicable. Additionally, EQT has indemnified the Partnership for these historical tax positions; therefore, the Partnership does not anticipate any future liabilities arising from these uncertain tax positions.

The following table summarizes the source and tax effects of temporary differences between financial reporting and tax basis of assets and liabilities:

December 31,
2013
(Thousands)
Deferred income taxes:
Total deferred income tax assets	$(496)
Total deferred income tax liabilities	39,840
Total net deferred income tax liabilities	$39,344

Total deferred income tax (assets)/liabilities:
PP&E tax deductions in excess of book deductions	$39,840
Other (reported as other current assets)	(496)
Total net deferred income tax liabilities	$39,344

At December 31, 2013, there was no valuation allowance relating to deferred tax assets as the entire balance was expected to be realized. The deferred tax liabilities principally consisted of temporary differences between financial and tax reporting for the Partnership’s property, plant and equipment (PP&E) for Jupiter and Sunrise assets prior to their ownership by the Partnership. The deferred tax assets and liabilities were eliminated in connection with the Jupiter Acquisition and the Sunrise Merger.

EQT has indemnified the Partnership from and against any losses suffered or incurred by the Partnership and related to or arising out of or in connection with any federal, state or local income tax liabilities attributable to the ownership or operation of the Partnership’s assets prior to the acquisition of such assets from EQT. Therefore, the Partnership does not anticipate any future liabilities arising from the historical deferred tax liabilities.

6.         Regulatory Assets and Liabilities

Regulatory assets and regulatory liabilities are recoverable or reimbursable over various periods and do not earn a return on investment. The Partnership believes that it will continue to be subject to rate regulation that will provide for the recovery or reimbursement of its regulatory assets and regulatory liabilities.  Regulatory assets and regulatory liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

The Partnership has a regulatory asset associated with deferred taxes of $13.4 million and $14.1 million as of December 31, 2014 and 2013, respectively, primarily related to deferred income taxes recoverable through future rates on a historical deferred tax position and the equity component of AFUDC. The Partnership expects to recover the amortization of the deferred tax position ratably over the corresponding life of the underlying assets that created the difference. Taxes on the equity component of AFUDC and the offsetting deferred income taxes will be collected through rates over the depreciable lives of the long-lived assets to which they relate. The amounts established for deferred taxes were primarily generated during the pre-IPO period when the Partnership was included as part of EQT’s consolidated federal tax return. Effective July 2, 2012, the Partnership is a partnership for income tax purposes and no longer subject to federal and state income taxes.

The Partnership defers expenses for on-going post-retirement benefits other than pensions which are subject to recovery in approved rates.  The regulatory liability as of December 31, 2014 and 2013 of $4.5 million and $3.7 million, respectively, reflects lower cumulative actuarial expenses than the amounts recovered through rates, which could be subject to reimbursement to customers in the next rate case.

Regulatory assets associated with other recoverable costs were $1.7 million and $2.2 million as of December 31, 2014 and 2013, respectively, and primarily related to the recovery of storage base gas. Regulatory liabilities associated with other reimbursable costs was $2.1 million as of December 31, 2014 and primarily related to the storage retainage tracker on the AVC system. The Partnership defers the monthly over or under recovery of storage retainage gas on the AVC system and annually returns the excess to or recovers the deficiency from customers.

7.         Debt

In February 2014, the Partnership amended its credit facility to increase the borrowing capacity to $750 million. The amended credit facility will expire in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows the Partnership to increase the available borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, the Partnership has the ability to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Partnership’s obligations under the revolving portion of the credit facility are unsecured. The Partnership’s obligations under the credit facility were unconditionally guaranteed by each of the Partnership’s subsidiaries. In January 2015, the Partnership amended its credit facility to, among other things, release its subsidiaries from their guarantee obligations under the credit facility. See Note 17.

During the third quarter of 2014, the Partnership issued 4.00% Senior Notes due August 1, 2024 in the aggregate principal amount of $500 million (the 4.00% Senior Notes). Net proceeds from the offering of $492.3 million, inclusive of a discount of $2.9 million and debt issuance costs of $4.8 million, were used to repay the outstanding borrowings under the Partnership’s credit facility and for general partnership purposes. The 4.00% Senior Notes contain covenants that limit the Partnership’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the Partnership’s assets. At December 31, 2014, the unamortized discount and debt issuance costs were $2.8 million and $4.6 million, respectively.

The payment obligations under the 4.00% Senior Notes were unconditionally guaranteed by each of the Partnership’s subsidiaries that guaranteed the Partnership’s credit facility (other than EQT Midstream Finance Corporation), which entities are referred to as "the Senior Note Guarantors." In connection with the release of the subsidiary guarantors from their guarantees under the credit facility, the Senior Note Guarantors were released from their guarantees of the 4.00% Senior Notes.

As of December 31, 2014, there were no amounts outstanding under the credit facility. During 2014, the maximum amount of outstanding short-term loans at any time was $450 million, the average daily balance of short-term loans outstanding was approximately $119 million and interest was incurred on the loans at a weighted average annual interest rate of 1.67%. The Partnership did not have any short-term loans outstanding at any time during the years ended December 31, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, commitment fees of $1.4 million, $0.9 million and $0.4 million, respectively, were paid to maintain credit availability under the Partnership's credit facility.

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of December 31, 2014, the Partnership was in compliance with all credit facility provisions and covenants.

Prior to the IPO, EQT provided financing to the Partnership generally through intercompany term and demand loans. On June 21, 2012, the term note of $135.2 million was retired.

8.         Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under the Partnership's credit facility approximates fair value as the interest rates are based on prevailing market rates. As of December 31, 2014, the estimated fair value of long-term debt was approximately $496 million.

9.         Pension and Other Postretirement Benefit Plans

Employees of EQT operate the Partnership’s assets. EQT charges the Partnership for the payroll and benefit costs associated with these individuals and for retirees of Equitrans. EQT carries the obligations for pension and other employee-related benefits in its financial statements.

Equitrans’ retirees participate in a defined benefit pension plan that is sponsored by EQT. For the years ended December 31, 2014, 2013 and 2012, the Partnership reimbursed EQT approximately $0.2 million, $0.3 million and $0.3 million, respectively, in order to meet certain funding targets. The Partnership expects to make cash payments to EQT of approximately $0.3 million in 2015 to reimburse for defined benefit pension plan funding. Historically, pension plan contributions have been designed to meet minimum funding requirements and keep plan assets at least equal to 80% of projected liabilities. The Partnership’s reimbursements to EQT are based on the proportion of the plan’s total liabilities allocable to Equitrans retirees. For the years ended December 31, 2014, 2013 and 2012, the Partnership was allocated $0.5 million, $0.1 million and $0.1 million, respectively, of the expenses associated with the plan. The dollar amount of a cash reimbursement to EQT in any particular year will vary as a result of gains or losses sustained by the pension plan assets during the year due to market conditions. The Partnership does not expect the variability of contribution requirements to have a significant effect on its business, financial condition, results of operations, liquidity or ability to make distributions.

EQT, as the sponsor of the defined pension plan, terminated the plan effective December 31, 2014. Following satisfaction of applicable regulatory requirements, which is expected to occur by the end of 2016, EQT will fully fund the defined benefit pension plan by purchasing one or more annuities for participants from an insurance company or other financial institution. The Partnership will reimburse EQT for its proportionate share of such funding which is not expected to significantly impact its financial condition, results of operations, liquidity or ability to make distributions.

The Partnership contributes to a defined contribution plan sponsored by EQT. The contribution amount is a percentage of allocated base salary. In 2014, 2013 and 2012, the Partnership was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 4.

The individuals who operate the Partnership’s assets and Equitrans retirees participate in certain other post-employment benefit plans sponsored by EQT. The Partnership was allocated $0.1 million, $0.2 million and $0.3 million in 2014, 2013 and 2012, respectively, of the expenses associated with these plans.

The Partnership recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in the approved rates. Expenses recognized by the Partnership for the years ended December 31, 2014, 2013 and 2012 for ongoing post-retirement benefits other than pensions were approximately $1.2 million per year.

10.         Net Income per Limited Partner Unit and Cash Distributions

The following table presents the Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to periods prior to the IPO, to Sunrise for periods prior to July 22, 2013 and to Jupiter for periods prior to May 7, 2014 are not allocated to the limited partners for purposes of calculating net income per limited partner unit.

The phantom units granted to the independent directors of the Board of Directors of the Partnership’s general partner will be paid in common units on a director’s termination of service from the Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 11,418 phantom unit awards were included in the calculation of basic weighted average limited partner units outstanding for the year ended December 31, 2014. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled 137,800, 108,113 and 54,938 for the years ended December 31, 2014, 2013 and 2012, respectively.

	Years Ended December 31,
	2014	2013	2012
	(Thousands, except per unit data)
Net income	$232,773	$171,107	$94,241
Less:
Pre-acquisition net income allocated to parent	(20,151)	(67,529)	(57,682)
General partner interest in net income – 2%	(4,252)	(2,140)	(791)
General partner interest in net income attributable to incentive distribution rights	(11,453)	(787)	—
Limited partner interest in net income	$196,917	$100,651	$35,768

Net income allocable to common units - basic	$136,992	$58,673	$16,345
Net income allocable to subordinated units - basic	59,925	41,978	19,423
Limited partner interest in net income - basic	$196,917	$100,651	$35,768

Net income allocable to common units - diluted	$137,048	$58,697	$16,370
Net income allocable to subordinated units - diluted	59,869	41,954	19,398
Limited partner interest in net income - diluted	$196,917	$100,651	$35,768

Weighted average limited partner units outstanding – basic
Common units	38,405	23,399	17,339
Subordinated units	17,340	17,340	17,340
Total	55,745	40,739	34,679
Weighted average limited partner units outstanding – diluted
Common units	38,543	23,507	17,394
Subordinated units	17,340	17,340	17,340
Total	55,883	40,847	34,734
Net income per limited partner unit – basic
Common units	$3.57	$2.51	$0.94
Subordinated units	3.46	2.42	1.12
Total	$3.53	$2.47	$1.03
Net income per limited partner unit - diluted
Common units	$3.56	$2.50	$0.94
Subordinated units	3.45	2.42	1.12
Total	$3.52	$2.46	$1.03

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

•                  comply with applicable law, any of the Partnership’s debt instruments or other agreements; or

•                  provide funds for distributions to the Partnership’s unit holders and to the Partnership’s general partner for any one or more of the next four quarters (provided that the Partnership’s general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent the Partnership from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•                   plus, if the Partnership’s general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Subordinated Units

All subordinated units are held by EQT. The Partnership’s partnership agreement provides that, during the period of time referred to as the “subordination period,” the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.35 per common unit (the minimum quarterly distribution, as defined in the Partnership’s partnership agreement) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to distribute the minimum quarterly distribution to the common units. The subordination period will end and the subordinated units will convert to common units on a one-for-one basis when certain distribution requirements, as defined in the Partnership’s partnership agreement, have been met. See Note 17.

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

	Total Quarterly Distribution per	Marginal Percentage Interest in Distributions
	Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.35	98.0%	2.0%
First Target Distribution	Above $0.3500 up to $0.4025	98.0%	2.0%
Second Target Distribution	Above $0.4025 up to $0.4375	85.0%	15.0%
Third Target Distribution	Above $0.4375 up to $0.5250	75.0%	25.0%
Thereafter	Above $0.5250	50.0%	50.0%

To the extent these incentive distributions are made to the general partner, more available cash proportionally is allocated to the general partner than to holders of common and subordinated units.

11.      Equity-Based Compensation Plan

Equity-based compensation expense recorded by the Partnership was $3.4 million, $1.0 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At the closing of the IPO in July 2012, the Partnership’s general partner granted awards representing 146,490 common units (EQM Total Return Program). These awards have a market condition related to the total unitholder return realized on the Partnership’s common units from the IPO through December 31, 2015. If earned, the units are expected to be distributed in Partnership common units.  The Partnership accounted for these awards as equity awards using the $20.02 grant date fair value as determined using a Monte Carlo simulation as the valuation model. The price was generated using annual historical volatility of peer-group companies for the expected term of the awards, which is based upon the performance period.  The range of expected volatilities calculated by the valuation model was 27% - 72% and the weighted-average expected volatility was 38%.  Additional assumptions included the risk-free rate for periods within the contractual life of the awards based on the U.S. Treasury yield curve in effect at the time of grant and an expected distribution growth rate of 10%. As of December 31, 2013, 142,500 of these performance awards were outstanding. Adjusting for 2,520 forfeitures, there were 139,980 performance awards outstanding as of December 31, 2014.  As of December 31, 2014, there was $0.8 million of unrecognized compensation cost related to the EQM Total Return Program which is expected to be recognized by December 31, 2015.

In the first quarter of 2014, performance units were granted to EQT employees who provide services to the Partnership under the 2014 EQM Value Driver Award (2014 EQM VDA).  The 2014 EQM VDA was established to align the interests of key employees with the interests of unitholders and customers and the strategic objectives of the Partnership. Under the 2014 EQM VDA, 50% of the units confirmed will vest upon payment following the first anniversary of the grant date; the remaining 50% of the units confirmed will vest upon the payment date following the second anniversary of the grant date.  The performance metrics are the Partnership’s 2014 adjusted earnings before interest, taxes, depreciation and amortization performance as compared to its annual business plan and individual, business unit and value driver performance over the period January 1, 2014 through December 31, 2014. As of December 31, 2014, 62,845 awards including accrued cash distributions were outstanding under the 2014 EQM VDA. The first tranche of the confirmed awards is expected to vest and be paid in Partnership common units in February 2015. The remainder of the confirmed awards is expected to vest and be paid in Partnership common units in the first quarter of 2016. The Partnership accounts for these awards as equity awards using the $58.79 grant date fair value per unit which was equal to the Partnership's common unit price on the date prior to the date of grant. Due to the graded vesting of the award, the Partnership recognizes compensation cost over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards. The Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. The total compensation cost capitalized in 2014 was $0.3 million. There were no amounts capitalized for the years ended December 31, 2013 and 2012. As of December 31, 2014, there was $0.9 million of unrecognized compensation cost related to the 2014 EQM VDA which is expected to be recognized by December 31, 2015.

The Partnership’s general partner has granted equity-based phantom units that vested upon grant to the independent directors of its general partner. The value of the phantom units will be paid in common units on a director’s termination of service on the general partner’s Board of Directors. The Partnership accounted for these awards as equity awards and recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 11,759 independent director unit-based awards including accrued distributions were outstanding as of December 31, 2014. A total of 2,580, 3,790 and 4,780 unit-based awards were granted to the independent directors during the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average fair value of these grants, based on the Partnership’s common unit price on the grant date, was $58.79, $37.92 and $24.30 for the years ended December 31, 2014, 2013 and 2012, respectively.

Common units to be delivered pursuant to vesting of the equity based awards may be common units acquired by the Partnership’s general partner in the open market, from any other person, directly from the Partnership or any combination of the foregoing.

12.      Lease Obligations

On December 17, 2013, the Partnership entered into a lease with EQT for the AVC facilities with an initial term of 25 years. Under the lease, the Partnership operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff.  The AVC facilities include an approximately 200 mile pipeline that interconnects with the Partnership’s transmission and storage system and provides 450 MMcf per day of additional firm capacity to the Partnership’s system, four associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capability and 15 Bcf of working gas capacity. Of the total 15 Bcf of working gas capacity, the Partnership leases 13 Bcf. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of AVC minus the actual costs of operating AVC and (2) a payment based on depreciation expense and pre-tax return on invested capital for AVC. As a result, the payments to be made under the AVC lease will be variable. Any difference between the estimated minimum lease payments at inception of the lease and the actual lease payment is recorded to interest expense as contingent rent. For the year ended December 31, 2014, contingent rentals were approximately $3.4 million.

Management determined that the AVC lease was a capital lease under GAAP. The gross capital lease assets and obligations recorded in 2013 were approximately $134.4 million. The Partnership expects modernization capital expenditures will be incurred primarily by EQT to upgrade the AVC assets. As the capital expenditures are incurred by EQT, the Partnership's capital lease assets and obligations will increase. In 2014, modernization capital expenditures incurred by EQT were approximately $9.2 million which increased the capital lease assets and obligations. Cash payments made under the lease were $16.7 million for the year ended December 31, 2014.

For the years ended December 31, 2014 and 2013, interest expense, which includes contingent rent, of $19.9 million and $0.8 million, respectively, and depreciation expense of $5.8 million and $0.4 million, respectively, were recorded related to the capital lease. Of the $19.9 million interest expense for the year ended December 31, 2014, approximately $2.7 million was unpaid and therefore increased the capital lease obligation due to the variability in the payments under the lease. At December 31, 2014, accumulated depreciation was $6.2 million, net capital lease assets were $137.4 million and total capital lease obligations were $147.6 million. At December 31, 2014 and 2013, the current portion of capital lease obligations was $3.8 million and $1.5 million, respectively, and was included in accrued liabilities on the consolidated balance sheets.

The following is a schedule of the estimated future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2014:

Year ending December 31,
(Thousands)
2015	$21,383
2016	18,200
2017	20,477
2018	20,214
2019	18,048
Later years	304,759
Total minimum lease payments (a)	403,081
Less: Amount representing interest (b)	(255,493)
Present value of net minimum lease payments	$147,588
(a) There were no amounts representing contingent rentals or executory costs (such as taxes, maintenance and insurance) included in the total minimum lease payments.
(b) Amount necessary to reduce net minimum lease payments to the present value of the obligation at December 31, 2014 as the present value calculated at the Partnership’s incremental borrowing rate exceeded the fair value of the property at inception of the lease.

13.      Concentrations of Credit Risk

The Partnership’s transmission and storage and gathering operations provide services to utility and end-user customers located in the northeastern United States. The Partnership also provides services to customers engaged in commodity procurement and delivery, including large industrial, utility, commercial and institutional customers and certain marketers primarily in the Appalachian and mid-Atlantic regions. For the years ended December 31, 2014, 2013 and 2012, EQT accounted for approximately 62%, 86% and 85%, respectively, of the Partnership’s total revenues. Additionally for the year ended December 31, 2014, one customer accounted for approximately 20% of the Partnership's total revenues. Other than EQT, no single customer accounted for more than 10% of the Partnership's total revenues in 2013 or 2012.

Approximately 41% and 59% of third party accounts receivable balances of $16.5 million and $8.5 million as of December 31, 2014 and 2013, respectively, represent amounts due from marketers. The Partnership manages the credit risk of sales to marketers by limiting the Partnership’s dealings to those marketers that meet specified criteria for credit and liquidity strength and by actively monitoring these accounts. The Partnership may request a letter of credit, guarantee, performance bond or other credit enhancement from a marketer in order for that marketer to meet the Partnership’s credit criteria. The Partnership did not experience any significant defaults on accounts receivable during the years ended December 31, 2014, 2013 and 2012.

14.      Commitments and Contingencies

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

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Partnership.  While the amounts claimed may be substantial, the Partnership is unable to predict with certainty the ultimate outcome of such claims and proceedings.  The Partnership accrues legal and other direct costs related to loss contingencies when actually incurred.  The Partnership has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, the Partnership believes that the ultimate outcome of any matter currently pending against the Partnership will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

15.      Interim Financial Information (Unaudited)

The following table presents a summary of the Partnership's operating results by quarter for the years ended December 31, 2014 and 2013.

	Three months ended
	March 31	June 30	September 30	December 31
	(Thousands, except per unit amounts)
2014
Total operating revenues	$93,411	$91,568	$95,844	$112,136
Operating income	63,956	61,540	64,387	83,853
Net income	$49,504	$52,080	$56,533	$74,656
Net income per limited partner unit: (a)
Basic	$0.69	$0.81	$0.86	$1.12
Diluted	$0.69	$0.81	$0.85	$1.12
2013
Total operating revenues	$69,552	$75,671	$77,476	$81,013
Operating income	49,293	52,840	53,924	57,052
Net income	$39,735	$40,659	$44,054	$46,659
Net income per limited partner unit: (a)
Basic	$0.68	$0.59	$0.61	$0.62
Diluted	$0.68	$0.59	$0.60	$0.62

(a)      Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

16.          Subsidiary Guarantors

The Partnership and EQT Midstream Finance Corporation (a 100% owned subsidiary of the Partnership whose primary purpose is to act as co-issuer of debt securities) filed a registration statement on Form S-3 with the SEC on July 1, 2013, as amended by a post-effective amendment filed with the SEC on June 26, 2014. The purpose of the Form S-3 was to register, among other securities, debt securities. Certain subsidiaries of the Partnership (the Subsidiary Guarantors) are co-registrants with the Partnership, and the registration statement registered guarantees of debt securities by one or more of the

Subsidiary Guarantors. The Subsidiary Guarantors are 100% owned by the Partnership and any guarantees by the Subsidiary Guarantors will be full and unconditional. Subsidiaries of the Partnership other than the Subsidiary Guarantors and EQT Midstream Finance Corporation, if any, are minor. As further discussed in Note 7, during the third quarter of 2014 the Partnership issued 4.00% Senior Notes. The payment obligations under the 4.00% Senior Notes were unconditionally guaranteed by each of the Partnership's subsidiaries that guaranteed the Partnership's credit facility (other than EQT Midstream Finance Corporation). See Note 17 for a discussion of the release of these guarantees.

17.          Subsequent Events

On January 22, 2015, the Partnership announced that the Board of Directors of its general partner declared a cash distribution to the Partnership’s unitholders for the fourth quarter of 2014 of $0.58 per common and subordinated unit, $0.8 million to the general partner related to its 2% general partner interest and $5.2 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on February 13, 2015 to unitholders of record at the close of business on February 3, 2015. As a result of this cash distribution, the subordination period with respect to the Partnership’s 17,339,718 subordinated units will expire on February 17, 2015 and all of the outstanding Partnership subordinated units will convert into Partnership common units on a one-for-one basis on that day.

On January 22, 2015, the Partnership amended its credit facility to, among other things: exclude the Mountain Valley Pipeline, LLC (MVP) joint venture from the definitions of “Consolidated Debt”, “Consolidated EBITDA”, “Consolidated Subsidiary” and “Subsidiary”; permit MVP to incur non-recourse debt which may be secured by a pledge of the interests of MVP without affecting the calculation of the consolidated leverage ratio in the credit facility, and release the subsidiary guarantors under the credit facility from their guarantees of the obligations under the credit facility. In connection with the release of the subsidiary guarantors from their guarantees under the credit facility, the Senior Note Guarantors were released from their guarantees of the 4.00% Senior Notes.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The management of the Partnership’s general partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP (Ernst & Young), the independent registered public accounting firm that audited the Partnership’s Consolidated Financial Statements, has issued an attestation report on the Partnership’s internal control over financial reporting. Ernst & Young’s attestation report on the Partnership’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

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

Executive officers of the Partnership’s general partner manage the day-to-day affairs of the Partnership’s business and conduct the Partnership’s operations. All of the executive officers of the Partnership’s general partner are employees of EQT and devote such portion of their productive time to the Partnership’s business and affairs as is required to manage and conduct the Partnership’s operations. Pursuant to the terms of the omnibus agreement among the Partnership, its general partner and EQT, the Partnership is required to reimburse EQT for (i) allocated expenses of personnel who perform services for the Partnership’s benefit, and (ii) allocated general and administrative expenses. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence - Agreements with EQT - Omnibus Agreement."

The executive officers and directors of the Partnership’s general partner as of February 12, 2015 are as follows:

Name	Age	Position with EQT Midstream Services, LLC
David L. Porges	57	Chairman, President and Chief Executive Officer
Philip P. Conti	55	Director, Senior Vice President and Chief Financial Officer
Randall L. Crawford	52	Director, Executive Vice President and Chief Operating Officer
Lewis B. Gardner	57	Director
Theresa Z. Bone	51	Vice President, Finance and Chief Accounting Officer
Julian M. Bott	52	Director
Michael A. Bryson	68	Director
Lara E. Washington	47	Director

Mr. Porges was appointed as Chairman of the Board and as President and Chief Executive Officer of the Partnership’s general partner in January 2012. Mr. Porges is currently the Chairman, President and Chief Executive Officer of EQT and has held such positions since May 2011. Mr. Porges was President, Chief Executive Officer and Director of EQT from April 2010 through May 2011 and President, Chief Operating Officer and Director of EQT from February 2007 through April 2010. Mr. Porges has served as a member of EQT's board since May 2002.

Mr. Porges brings extensive business, leadership, management and financial experience, as well as tremendous knowledge of the Partnership’s operations and industry to the Board. Mr. Porges has served in a number of senior management positions with EQT since joining EQT as Senior Vice President and Chief Financial Officer in 1998. He has also served as a member of EQT’s board since May 2002. Prior to joining EQT, Mr. Porges held various senior positions within the investment banking industry and also held several managerial positions with Exxon Corporation (now, Exxon Mobil Corporation, an international oil and gas company). Mr. Porges served on the board of directors of Westport Resources Corp. (an oil and natural gas production company that is now part of Anadarko Petroleum Corporation) from April 2000 through 2004. Mr. Porges' strong financial and industry experience, along with his understanding of the Partnership’s business operations, enable Mr. Porges to provide unique and valuable perspectives on most issues facing the Partnership.

   Mr. Conti was appointed as a director and as Senior Vice President and Chief Financial Officer of the Partnership’s general partner in January 2012. Mr. Conti is currently the Senior Vice President and Chief Financial Officer of EQT and has held such position since February 2007.

   Mr. Conti brings significant energy industry management, finance and corporate development experience to the Board. Since joining EQT in 1996, Mr. Conti has served in a number of finance, business planning and business development senior management positions. From 1992 to 1996, Mr. Conti was vice president in the natural resources department at The PNC Financial Services Group, Inc. (formerly PNC Bank Corporation). Prior to that, he was a banking officer in the energy and utilities department of Mellon Bank, N.A., and before that, senior production engineer at Tenneco Oil Company. Given his experience as Senior Vice President and Chief Financial Officer of EQT, Mr. Conti has a thorough understanding of the Partnership’s capital structure and financing requirements, enabling him to provide leadership to the Board in these areas. Mr. Conti also brings valuable industry financial expertise from his prior role as an energy industry banker, including experience with capital markets transactions.

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

   Mr. Crawford brings deep business, senior management and technical industry experience as well as in-depth knowledge of the Partnership’s business operations to the Board. Since 2007, Mr. Crawford has served as President of EQT's midstream operations, including the Partnership’s operations. In this role, Mr. Crawford is responsible for executing the growth strategy for EQT's natural gas midstream and production marketing companies operating in the rapidly growing Marcellus and Utica Shale natural gas supply regions. Prior to joining EQT, Mr. Crawford held various financial and regulatory management positions with Consolidated Natural Gas Company (now part of Dominion Resources, Inc.) in Pittsburgh, and started his career with Price Waterhouse LLC Utility Services Practice. Mr. Crawford's extensive understanding of the Partnership’s assets and operations enables him to bring valuable perspectives to the Board, particularly with respect to setting and implementing the Partnership’s business strategy.

   Mr. Gardner was appointed as a director of the Partnership’s general partner in January 2012. Mr. Gardner is currently the General Counsel and Vice President, External Affairs of EQT and has held such position since April 2008.

   In his current role with EQT, Mr. Gardner oversees legal and external affairs, which includes the safety and environmental, governmental relations and corporate communications functions. Prior to joining EQT in 2003, Mr. Gardner was a partner in the Houston and Austin, Texas offices of Brown, McCarroll & Oaks Hartline, general counsel to General Glass International Corp., a privately held glass manufacturing and trading company, and senior counsel, employment law with Northrop Grumman Corporation (formerly TRW, Inc.). Mr. Gardner's experiences enable him to provide insight to the Board with respect to legal and external affairs issues, along with providing valuable perspectives with respect to business management and corporate governance issues.

   Ms. Bone was appointed as Vice President, Finance and Chief Accounting Officer of the Partnership’s general partner in October 2013; and from January 2012 to October 2013, Ms. Bone served as Vice President and Principal Accounting Officer. Ms. Bone is currently the Vice President, Finance and Chief Accounting Officer of EQT and has held such position since October 2013. From July 2007 to October 2013, Ms. Bone served as Vice President and Corporate Controller of EQT.

Mr. Bott was appointed as a director of the Partnership’s general partner in May 2012. Mr. Bott is currently the Chief Financial Officer of Texas American Resources Company, a privately held oil and gas acquisition, exploration and production company, and has held such position since December 2009. Prior to that, Mr. Bott held various senior energy industry focused positions within the investment banking and financial advisory industries.

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

Meetings of Non-Management Directors and Communications with Directors

At least annually, all of the independent directors of the Partnership’s general partner meet in executive session without management participation or participation by non-independent directors. Mr. Bryson, as the Chairman of the audit committee, serves as the presiding director for such executive sessions. The presiding director may be contacted by mail or courier service c/o EQT Midstream Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Presiding Director or by email at presidingdirector@eqtmidstreampartners.com.

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

Conflicts Committee

The conflicts committee consists of Messrs. Bott (Chairman) and Bryson and Ms. Washington. The conflicts committee, upon request by the Partnership’s general partner, determines whether certain transactions, which may be deemed conflicts of interest, are in the best interests of the Partnership. There is no requirement that the Partnership’s general partner seek the approval of the conflicts committee for the resolution of any conflict. The members of the conflicts committee may not be officers or employees of the Partnership’s general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the Partnership, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of the Partnership’s partners and not a breach by the Partnership’s general partner of any duties it may owe the Partnership or its unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not subjectively believe that the matter was in the best interests of the Partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where the Partnership’s general partner (or any members of the board of directors of the Partnership’s general partner including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith.

Governance Principles

The Partnership has adopted a code of business conduct and ethics applicable to all directors, officers, employees, and other personnel of the Partnership and its subsidiaries, as well as the Partnership’s suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with the Partnership’s corporate governance guidelines and audit committee charter, are posted on the Partnership’s website, https://www.eqtmidstreampartners.com (accessible under the “Governance” caption of the “Investors” page), and a printed copy of any of these documents will be delivered free of charge on request by writing to the corporate secretary of the Partnership’s general partner by mail or courier service c/o EQT Midstream Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary. The Partnership intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on the Partnership’s website.

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

     Based solely upon the Partnership’s review of copies of filings or written representations from the reporting persons, the Partnership believes that all reports for the executive officers and directors of the Partnership’s general partner and persons who beneficially own more than 10% of the Partnership’s common units that were required to be filed under Section 16(a) of the Exchange Act in 2014 were filed on a timely basis.

Item 11.         Executive Compensation

Compensation Discussion and Analysis

The Partnership does not directly employ any of the persons responsible for managing its business. The Partnership is managed and operated by the directors and officers of its general partner, EQT Midstream Services, LLC. EQT employs and compensates all of the individuals who service the Partnership, including the executive officers of the Partnership’s general partner, and these individuals devote such portion of their productive time to the Partnership’s business and affairs as is required to manage and conduct the Partnership’s operations. The Partnership reimburses EQT for all salaries and related benefits and expenses for the employees of EQT who provide services to the Partnership pursuant to an allocation agreed upon between EQT and the Partnership under the terms of the omnibus agreement. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence - Agreements with EQT - Omnibus Agreement."

In 2014, the officers of our general partner who are discussed below as our named executive officers were:

•David L. Porges, Chairman, President and Chief Executive Officer;
•Philip P. Conti, Senior Vice President and Chief Financial Officer;
•Randall L. Crawford, Executive Vice President and Chief Operating Officer; and
•Theresa Z. Bone, Vice President, Finance and Chief Accounting Officer.

The executive officers of our general partner are also executive officers of EQT.

Neither the Partnership nor its general partner has a compensation committee. All decisions as to the compensation of the executive officers of the Partnership’s general partner are made by the Management Development and Compensation Committee of the Board of Directors of EQT (the EQT MDC Committee). Therefore, neither the Partnership nor its general partner has any policies or programs relating to compensation, and neither the Partnership nor its general partner make decisions relating to such compensation, though from time to time the Board of Directors of the general partner does approve awards granted under the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan. Typically, such awards are previously approved by the EQT MDC Committee as part of the executive’s total EQT compensation. None of the executive officers of the general partner have employment agreements with the general partner or the Partnership or are otherwise specifically compensated for their service as an executive officer of the general partner.

A discussion of EQT’s compensation policies and programs as they apply to EQT’s named executive officers, including Messrs. Porges, Conti and Crawford, will be set forth in the proxy statement for EQT’s 2015 annual meeting of shareholders (EQT’s 2015 Proxy Statement). Except as described in this Compensation Discussion and Analysis, those same policies and programs also apply to Ms. Bone who is also an executive officer of EQT.

EQT’s 2015 Proxy Statement will also contain a discussion of the 2014 and 2015 compensation of Messrs. Porges, Conti and Crawford. A discussion of Ms. Bone’s compensation for 2014 and 2015 is set forth below and was provided by EQT.

EQT’s 2015 Proxy Statement will be available upon its filing on the SEC’s website at www.sec.gov and on EQT’s website at www.eqt.com by clicking on the “Investors” link on the main page followed by the “SEC Filings” link. EQT’s 2015 Proxy Statement will also be available free of charge upon request by a unitholder to the Corporate Secretary of our general partner by mail or courier service c/o EQT Midstream Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary.

Components of the Compensation Program

The following describes each element of Ms. Bone’s executive compensation arrangement with EQT.

•Base Salary

In 2014, Ms. Bone’s base salary was $285,000. This salary approximates the market median of a 2014 general industry group of companies to be described in EQT’s 2015 Proxy Statement. In 2015, Ms. Bone’s base salary was adjusted to $300,000 from $285,000. This salary adjustment was made to approximate base salary at the market median of a 2015 general industry group of companies to be described in EQT’s 2015 Proxy Statement.

•Annual Incentive

Ms. Bone participated in EQT’s Executive Short-Term Incentive Plan (the Executive STIP) for the 2014 plan year, which will be described in EQT’s 2015 Proxy Statement. For the 2014 plan year, the EQT MDC Committee approved a target annual incentive award for Ms. Bone of $135,000. This level approximated the market median of the 2014 general industry group of companies. Based on EQT’s level of achievement with respect to the approved performance metric, Ms. Bone’s incentive target and her performance on EQT, business unit and individual value drivers, the EQT MDC Committee awarded Ms. Bone $275,000 under the 2014 Executive STIP, which represented 204% of her target award. Ms. Bone’s award was in recognition of her 2014 performance during which she led the accounting, tax, risk and credit functions.  Ms. Bone and her team provided leadership and support for a number of important transactions, including capital markets transactions and asset acquisitions and divestitures; developed critical new processes, including the standardization of carve-out accounting and tax, and implementation of new credit metrics for a broader array of commercial transactions; and strengthened the financial risk and tax functions. These accomplishments were in addition to providing successful oversight of accounting, financial reporting, disclosure and control systems.

Ms. Bone will participate in EQT’s Executive STIP for the 2015 plan year, which will be described in EQT’s 2015 Proxy Statement, and her 2015 target award is the same as her 2014 target award.

•Long-Term Incentives

2014 Long-Term Incentive Awards (2014 EPIP and 2014 VDA)

Following analysis of EQT’s long-term incentive programs, and with input from its independent compensation consultant, the EQT MDC Committee designed a long-term incentive compensation program for Ms. Bone for 2014 that included performance units under the EQT Corporation 2014 Executive Performance Incentive Program (the 2014 EPIP) and the EQT Corporation 2014 Value Driver Award Program (the 2014 VDA):

TYPE OF AWARD	APPROXIMATE PERCENT OF VALUE	RATIONALE
2014 EPIP	50%
The 2014 EPIP performance units drive long-term value directly related to EQT stock and natural gas produced volumes performance, strongly aligning the interests of the executive with the interests of EQT’s shareholders.

2014 VDA	50%
The 2014 VDA performance units focus individual performance on activities aligned with EQT’s business plan and on EQT, business unit and individual value drivers, which activities are critical to EQT’s long-term success.

The allocation of value to performance-based awards was largely driven by market comparison. Ms. Bone’s target award of 2,960 2014 EPIP units and 2,960 2014 VDA units was between the 50th percentile and the 75th percentile of the 2014 general industry peer group in value. The EQT MDC Committee determined to provide a long-term incentive award above the median of the market in recognition of Ms. Bone's work as the principal accounting officer for both EQT Corporation and the Partnership, which entails oversight for accounting disclosure and controls for two public companies. In addition, in 2014, Ms. Bone assumed additional responsibilities in the area of finance, working on important structural reviews and assuming oversight responsibility for financial risk and credit.

The 2014 EPIP will be described in EQT’s 2015 Proxy Statement.

The performance measure for the 2014 VDA was adjusted 2014 EQT EBITDA compared to EQT’s business plan.  Adjusted 2014 EQT EBITDA was calculated consistent with all GAAP line items using a fixed natural gas price of $4.00 per Mcfe, normalized for weather and excluding the effects of acquisitions and dispositions of greater than $100 million. According to plan design, if adjusted 2014 EQT EBITDA had been less than EQT’s business plan, then the performance multiplier would have been 0%.  If adjusted 2014 EQT EBITDA equaled or exceeded EQT’s business plan, then the performance multiplier would have been 300%, subject to the discretion of the EQT MDC Committee to determine that a lower performance multiplier shall apply. The EQT MDC Committee has historically exercised such downward discretion based on consideration of an individual’s target award and performance on EQT, business unit and individual value drivers.
Adjusted 2014 EQT EBITDA was $1,693 million, which satisfied the threshold performance goal and allowed the EQT MDC Committee to award performance awards equal to 300% of Ms. Bone’s target award. Consistent with plan design, in exercising its downward discretion, the EQT MDC Committee considered Ms. Bone’s target award and her performance on EQT, business unit and individual value drivers (see discussion above under “Components of the Compensation Program - Annual Incentive” for discussion of Ms. Bone’s performance) but focused to a greater degree on value drivers having a longer-term impact on EQT. After considering these factors, the EQT MDC Committee confirmed an award equal to 2.31x Ms. Bone's target award. Adjusted 2014 EQT EBITDA along with a reconciliation thereof will be set forth in EQT's 2015 Proxy Statement.
Upon determination of the award by the EQT MDC Committee, the number of 2014 VDA units became fixed, fifty percent of the confirmed awards (including accrued dividends) are expected to vest and be settled in cash in the first quarter of 2015, and the balance (including accrued dividends) is expected to vest and be settled in the same manner in the first quarter of 2016, provided Ms. Bone is still employed by EQT on the payment date.

Long-Term Incentive Awards extending through and beyond 2014

During 2014, in addition to the awards described above, Ms. Bone held three-year cliff vested restricted EQT shares granted in 2013, as well as unvested awards under the EQT Corporation 2012 Executive Performance Incentive Program (the 2012 EPIP), the EQT Corporation 2013 Executive Performance Incentive Program (the 2013 EPIP), the EQT Corporation 2013 Value Driver Award Program (the 2013 VDA) and the EQM Total Return Program (the EQM TR Program) for which the relevant performance or service periods had not yet been completed. In early 2014, fifty percent of the 2013 VDA was settled in EQT common stock, and the EQT MDC Committee certified the relevant performance and authorized payout in EQT common stock for the EQT Corporation 2011 Volume and Efficiency Program (the 2011 VEP). Please refer to the “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” to be included in EQT’s 2015 Proxy Statement for a description of the terms of the 2012 EPIP, the 2013 EPIP and the EQM TR Program.

2015 Long-Term Incentive Awards (2015 options and 2015 EPIP)

For 2015, Ms. Bone’s long-term incentive award consisted of 8,700 EQT stock options and 7,580 performance units under the EQT Corporation 2015 Executive Performance Incentive Program (the 2015 EPIP). This award was at the 75th percentile of the 2015 general industry peer group in value in recognition of her work as the principal accounting officer for both EQT Corporation and the Partnership and the continued expansion of her responsibilities in finance, including oversight for tax reporting and strategy. The 2015 options and the 2015 EPIP will be described in EQT’s 2015 Proxy Statement.

•Other Benefits

Ms. Bone’s health and welfare benefits, retirement program and other perquisites are consistent with the named executive officers of EQT, which benefits will be described in EQT’s 2015 Proxy Statement, except that EQT does not make any contributions to a retirement annuity product offered by Fidelity Investments Life Insurance Co. on behalf of Ms. Bone.

Ms. Bone and EQT have entered into a confidentiality, non-solicitation and non-competition agreement and a change of control agreement, each on a basis generally consistent with the other executive officers of EQT. See “Potential Payments Upon Termination or Change of Control” below for more detail regarding these benefits.

Other Information

The actual fixed and at-risk components of Ms. Bone’s compensation package, as a percentage of actual total direct compensation (base salary and annual and long-term incentives), for 2014 as reported in the Summary Compensation Table were: 18% and 82%, respectively. As of December 31, 2014, Ms. Bone was required to maintain qualifying equity holdings equal to three times her base salary and she held qualifying holdings equal to 14.9 times her base salary. Qualifying equity holdings include EQT stock and Partnership units owned directly, EQT shares held in EQT’s 401(k) plan, time-based restricted stock and units, and performance-based awards for which only a service condition remains but do not include other performance-based awards or options.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of EQT Midstream Services, LLC:

David L. Porges
Philip P. Conti
Randall L. Crawford
Lewis B. Gardner
Julian M. Bott
Michael A. Bryson
Lara E. Washington

Compensation Tables

The Summary Compensation Table below reflects the total compensation of the principal executive officer, principal financial officer and the two other executive officers of the Partnership’s general partner who were serving as executive officers at the end of 2014 (the named executive officers) for services rendered to all EQT-related entities, including the Partnership, EQT Midstream Services, LLC and EQT. The compensation information set forth in this Item 11, “Executive Compensation,” was provided by EQT.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($) (1)	($)	($) (2)	($) (3)	($) (4)	($) (5)	($)
David L. Porges Chairman, President and Chief Executive Officer	2014	850,000	—	4,169,644	1,059,100	2,275,000	400,156	8,753,900
	2013	882,693	—	2,649,147	1,544,928	2,500,000	345,305	7,922,073
	2012	826,923	—	4,176,362	1,395,502	1,996,000	317,893	8,712,680
Philip P. Conti Senior Vice President and Chief Financial Officer	2014	404,846	—	1,843,334	469,475	840,000	178,022	3,735,677
	2013	415,385	—	900,531	525,008	950,000	157,523	2,948,447
	2012	400,001	—	1,151,708	427,356	730,000	144,991	2,854,056
Theresa Z. Bone Vice President, Finance and Chief Accounting Officer	2014	285,000	—	1,026,173	—	275,000	59,481	1,645,654

Randall L. Crawford Executive Vice President and Chief Operating Officer	2014	448,461	—	2,150,834	547,350	962,500	204,558	4,313,703
	2013	459,000	—	1,263,199	737,352	1,100,000	171,235	3,730,786
	2012	436,923	—	1,707,462	590,912	820,000	164,055	3,719,352

(1)   Each named executive officer’s annual base salary is paid over 26 equal pay periods each year. Due to the timing of EQT’s bi-weekly pay cycle, 2013 contained 27 pay dates, while 2012 and 2014 each contained the standard 26 pay dates.

(2)   This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for performance units granted in the applicable year under the 2012 EPIP, the EQM TR Program, the 2013 EPIP, the 2014 EPIP and, in the case of Ms. Bone, the 2014 VDA (each as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below), using the assumptions described below. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures.

The 2012 EPIP was a three-year program that provided for EQT stock-based awards. Each named executive officer for whom compensation is reported for 2012 was granted an award under the 2012 EPIP on January 1, 2012. The vesting and payment of the awards is expected to occur in the first quarter of 2015. The performance period for the 2012 EPIP was January 1, 2012 through December 31, 2014. The grant date fair values of the awards were: $3,413,600 for Mr. Porges; $1,044,000 for Mr. Conti; and $1,445,600 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each applicable named executive officer (42,670 for Mr. Porges; 13,050 for Mr. Conti; and 18,070 for Mr. Crawford) by $80.00, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.36%; (ii) dividend yield: 5.97%; (iii) volatility: 37.26%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $5,834,696 for Mr. Porges; $1,784,457 for Mr. Conti; and $2,470,892 for Mr. Crawford.

The EQM TR Program is a three and one-half year program (subject to certain quarterly extensions as described under “Stock Awards - EQM TR Program” under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below) that provides Partnership unit-based awards. Each named executive officer for whom compensation is reported for 2012 was granted an award on July 2, 2012. The performance period for the EQM TR Program is June 27, 2012 through December 31, 2015 (subject to quarterly extensions). The grant date fair values of the awards were: $762,762 for Mr. Porges; $107,708 for Mr. Conti; and $261,862 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each applicable named executive officer (38,100 for Mr. Porges; 5,380 for Mr. Conti; and 13,080 for Mr. Crawford) by $20.02, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return for periods within the contractual life of the awards based on the applicable U.S. Treasury yield curves in effect at the time of the grant; (ii) an expected quarterly distribution of $0.35 per Partnership common unit for the first year and assuming annual increases of 10% per annum thereafter; (iii) the annual historical volatility of a peer group of companies for the expected term of the awards (the valuation model calculated a range of expected volatilities of 27% to 72% and a weighted average expected volatility of 38%); and (iv) a term of five years.

The 2013 EPIP is a three-year program that provides EQT stock-based awards. Each named executive officer for whom compensation is reported for 2013 was granted an award under the 2013 EPIP on January 1, 2013. The performance period for the 2013 EPIP is January 1, 2013 through December 31, 2015. The grant date fair values of the awards were: $2,649,147 for Mr. Porges; $900,531 for Mr. Conti; and $1,263,199 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each applicable named executive officer (23,740 for Mr. Porges; 8,070 for Mr. Conti; and 11,320 for Mr. Crawford) by $111.59, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.36%; (ii) dividend yield: 0.72%; (iii) volatility: 32.97%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $3,323,600 for Mr. Porges; $1,129,800 for Mr. Conti; and $1,584,800 for Mr. Crawford.

The 2014 EPIP is a three-year program that provides EQT stock-based awards. Each named executive officer was granted an award under the 2014 EPIP on January 1, 2014. The performance period for the 2014 EPIP is January 1, 2014 through December 31, 2016. The grant date fair values of the awards were: $4,169,644 for Mr. Porges; $1,843,334 for Mr. Conti; $494,675 for Ms. Bone; and $2,150,834 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (24,950 for Mr. Porges; 11,030 for Mr. Conti; 2,960 for Ms. Bone; and 12,870 for Mr. Crawford) by $167.12, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.78%; (ii) dividend yield: 0.46%; (iii) volatility: 31.38%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $5,241,247 for Mr. Porges; $2,317,072 for Mr. Conti; $621,807 for Ms. Bone; and $2,703,601 for Mr. Crawford.

The 2014 VDA is a two-year program that provides EQT stock-based awards. Ms. Bone was granted an award under the 2014 VDA on January 1, 2014. No other named executive officer participates in the 2014 VDA. Fifty percent of the confirmed performance awards under the 2014 VDA will vest on payment, which is expected to occur in the first quarter of 2015, and the remainder of the confirmed performance awards are expected to vest and be paid out in the first quarter of 2016. The performance period for the 2014 VDA was January 1, 2014 through December 31, 2014. The grant date fair value of the award was $531,498. The grant date fair value was computed by multiplying (i) the number of target units awarded to Ms. Bone (2,960) by (ii) $89.78, the closing stock price of EQT’s common stock on the date prior to the date of grant, by (iii) 2.0, the assumed performance multiple. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair value of this award would have been $797,246.

See “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below for a further discussion of the 2012 EPIP, the EQM TR Program, the 2013 EPIP, the 2014 EPIP and the 2014 VDA.

(3)   This column reflects the grant date fair values of EQT stock option awards issued on January 1, 2012, January 1, 2013 and January 1, 2014.

The grant date fair values of the 2012 EQT stock option awards were calculated by multiplying the number of options awarded to the applicable named executive officer (105,800 for Mr. Porges; 32,400 for Mr. Conti; and 44,800 for Mr. Crawford) by $13.19, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 0.89%; (ii) dividend yield: 1.64%; (iii) volatility factor: 31.44%; and (iv) expected term: five years.

The grant date fair values of the 2013 EQT stock option awards were calculated by multiplying the number of options awarded to the applicable named executive officer (92,400 for Mr. Porges; 31,400 for Mr. Conti; and 44,100 for Mr. Crawford) by $16.72, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 0.76%; (ii) dividend yield: 0.22%; (iii) volatility factor: 31.69%; and (iv) expected term: five years.

The grant date fair values of the 2014 EQT stock option awards were calculated by multiplying the number of options awarded to the applicable named executive officer (47,600 for Mr. Porges; 21,100 for Mr. Conti; and 24,600 for Mr. Crawford) by $22.25, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.72%; (ii) dividend yield: 0.15%; (iii) volatility factor: 24.80%; and (iv) expected term: five years.

See “Option Awards - EQT 2012 Options”, “Option Awards - EQT 2013 Options” and “Option Awards - EQT 2014 Options” under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below for further discussion of the EQT 2012, 2013 and 2014 options.

(4)   This column reflects the dollar value of annual incentive compensation earned under the Executive STIP (as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below) for the applicable plan year. The awards were paid to the named executive officers in cash in the first quarter of the following year. For the 2013 plan year, the Executive STIP awards for Messrs. Porges, Conti and Crawford included transaction recognition components for the completion of significant business transactions during 2013, including EQT’s sale of Equitable Gas Company, in the following amounts: $200,000 for Mr. Porges; $100,000 for Mr. Conti; and $100,000 for Mr. Crawford. See “Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP) under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP for the 2014 plan year.

(5)   This column includes the dollar value of premiums paid by EQT for group life, accidental death and dismemberment insurance, EQT’s contributions to the 401(k) plan and the 2006 Payroll Deduction and Contribution Program and perquisites. For 2014, these amounts were as follows:

	INSURANCE	401(K) CONTRIBUTIONS	2006 PAYROLL DEDUCTION AND CONTRIBUTION PROGRAM	PERQUISITES (SEE BELOW)	TOTAL
NAME	($)	($)	($)	($)	($)
David L. Porges	2,448	23,400	328,100	46,208	400,156
Philip P. Conti	1,169	23,400	117,536	35,917	178,022
Theresa Z. Bone	821	23,400	—	35,260	59,481
Randall L. Crawford	1,296	23,400	137,962	41,900	204,558

Once 401(k) contributions for Messrs. Porges, Conti and Crawford reach the maximum level permitted under the 401(k) plan or by regulation, EQT contributions are continued on an after-tax basis under the 2006 Payroll Deduction and Contribution Program through an annuity program offered by Fidelity Investments Life Insurance Co. Each year, EQT also contributes an amount equal to 11% of the annual incentive awards for each of Messrs. Porges, Conti and Crawford to such program.

The perquisites EQT provided to each named executive officer in 2014 are itemized below:

	CAR ALLOWANCE	COUNTRY AND DINING CLUB ANNUAL DUES	FINANCIAL PLANNING	PARKING	PHYSICAL	TOTAL PERQUISITES
NAME	($)	($)	($)	($)	($)	($)
David L. Porges	9,180	15,518	15,000	2,160	4,350	46,208
Philip P. Conti	9,060	9,902	10,400	2,160	4,395	35,917
Theresa Z. Bone	9,060	9,690	10,000	2,160	4,350	35,260
Randall L. Crawford	9,060	12,930	13,400	2,160	4,350	41,900

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

2014 Grants of Plan-Based Awards Table

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER OPTION AWARDS; NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#)	($/SH)	($)
David L. Porges	EPIP	1/1/2014	12/10/2013	—	—	—	—	24,950	74,850	—	—	4,169,644
	ESTIP	—	—	—	850,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2014	12/10/2013	—	—	—	—	—	—	47,600	89.78	1,059,100
Philip P. Conti	EPIP	1/1/2014	12/10/2013	—	—	—	—	11,030	33,090	—	—	1,843,344
	ESTIP	—	—	—	320,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2014	12/10/2013	—	—	—	—	—	—	21,100	89.78	469,475
Theresa Z. Bone	EPIP	1/1/2014	12/10/2013	—	—	—	—	2,960	8,880	—	—	494,675
	ESTIP	—	—	—	135,000	5,000,000	—	—	—	—	—	—
	VDA	1/1/2014	12/10/2013	—	—	—	—	2,960	8,880	—	—	531,498
Randall L. Crawford	EPIP	1/1/2014	12/10/2013	—	—	—	—	12,870	38,610	—	—	2,150,834
	ESTIP	—	—	—	385,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2014	12/10/2013	—	—	—	—	—	—	24,600	89.78	547,350

(1)	Type of Award:
EPIP      =     2014 EPIP Awards
ESTIP =    Executive STIP for the 2014 Plan Year
SO      =     Stock Options

VDA =	2014 VDA Awards

(2) These columns reflect the annual incentive award target and maximum amounts payable under the Executive STIP for the 2014 plan year. Under the Executive STIP, a formula based on adjusted 2014 EQT EBITDA compared to EQT’s business plan establishes the maximum payment from which the Management Development and Compensation Committee of EQT typically exercises its discretion downward in determining the actual payment. The payout amounts could range from no payment, to the percentage of base salary identified as the target annual incentive award (target), to $5 million (maximum). See “Non-Equity Incentive Plan Compensation - Executive STIP” under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP for the 2014 plan year.

(3) These columns reflect the target and maximum number of units payable under the 2014 EPIP and the 2014 VDA. Under the 2014 EPIP, the performance measures are EQT’s total shareholder return (TSR) over the period January 1, 2014 through December 31, 2016, as ranked among the comparably measured TSR of the applicable peer group, and EQT’s production sales volume growth. The payout amounts for the 2014 EPIP could range from 0% of units granted, to 100% of units granted (target), to 300% of units granted (maximum), dependent upon the satisfaction of the performance measures over the performance period. Under the 2014 VDA, the performance metric is adjusted 2014 EQT EBITDA compared to EQT’s business plan. The 2014 VDA payout amounts could range from 0% of awards granted, to 100% of awards granted (target), to 300% of awards granted (maximum), dependent upon adjusted 2014 EQT EBITDA compared to EQT’s 2014 business plan. See “Stock Awards - EQT Executive Performance Incentive Plan (2014 EPIP)” and “Stock Awards - EQT Value Driver Performance Award Program (2014 VDA)” under the caption “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table” below for further discussion of the 2014 EPIP and 2014 VDA.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2014 GRANTS OF PLAN-BASED AWARDS TABLE

Set forth below is a discussion of the material elements of compensation paid to our named executive officers as reflected in the Summary Compensation Table and the 2014 Grants of Plan-Based Awards Table. This discussion should be read in conjunction with the Summary Compensation Table and the 2014 Grants of Plan-Based Awards Table above.

Base Salary

The base salary for each named executive officer reflected in the Summary Compensation Table above is the base salary actually earned and reflects a proportionate amount of any increase made during the applicable year.

Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)

Before or at the start of each year, the Management Development and Compensation Committee of the Board of Directors of EQT (the EQT MDC Committee) establishes the performance measure for determining awards under the Executive STIP. This performance measure establishes the maximum annual incentive award that the Committee may approve as “performance-based compensation” for tax purposes pursuant to Code Section 162(m) subject to the shareholder approved individual limit set forth in the Executive STIP but does not set an expectation for the amount of annual incentive that will actually be paid. The EQT MDC Committee is permitted to exercise, and has generally exercised, discretion downward in determining the actual payout under the annual incentive plan. The EQT MDC Committee may not exercise upward discretion. The performance measure approved for the Executive STIP for the 2014 plan year was EQT’s 2014 EBITDA calculated using a fixed natural gas price of $4.00 per Mcfe, normalized for weather and excluding the effects of acquisitions and dispositions greater than $100 million (adjusted 2014 EQT EBITDA), compared to EQT’s 2014 business plan as follows:

ADJUSTED 2014 EQT EBITDA COMPARED TO BUSINESS PLAN	PERCENTAGE OF ADJUSTED 2014 EQT EBITDA AVAILABLE FOR ALL EXECUTIVE OFFICER 2014 ANNUAL INCENTIVE AWARDS
At or above plan	2%
5% below plan	1.5%
25% below plan	1%
Greater than 25% below plan	No bonus

The percentage of adjusted 2014 EQT EBITDA available for all executive officer annual incentives was interpolated between levels and capped at 2%. Actual adjusted 2014 EQT EBITDA of $1,693 million exceeded plan by approximately 8%, which allowed the EQT MDC Committee to award annual incentives to EQT’s executive officers in an aggregate amount of $33.8 million, subject to a $5 million cap per executive officer. The EQT MDC Committee exercised its discretion to pay each named executive officer a lesser amount based on the individual’s 2014 target award and 2014 performance on EQT, business unit and individual value drivers.

The Executive STIP provides that the annual awards will be paid in cash, subject to EQT MDC Committee discretion to pay in equity. The EQT MDC Committee typically considers settling awards in equity rather than cash only when an executive has not satisfied the applicable equity ownership guidelines.

Stock Awards - EQT 2012 Executive Performance Incentive Plan (2012 EPIP)

Awards under the 2012 EPIP were granted on January 1, 2012. Each named executive officer for whom compensation is reported for 2012 was granted an award under the 2012 EPIP.

The performance measures for the 2012 EPIP were:

•	EQT’s TSR over the period January 1, 2012 through December 31, 2014, as ranked among the comparably measured TSR of the applicable peer group; and

•
cumulative cash flow per share, which is the aggregate net cash provided by operating activities excluding changes in other assets and liabilities during the performance period, adjusted to reflect a fixed natural gas price of $4.00 per Mcf, divided by the average diluted common shares of EQT outstanding for each year in the performance period.

The payout opportunity under the 2012 EPIP ranged from:

•	no payout if EQT was one of the nine lowest-ranking companies in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period of less than $15.90;

•	to target payout if EQT ranked seventeenth to fourteenth in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period equal to $19.30;

•
to three times the target award if EQT was one of the four highest-ranking companies in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period of at least $27.49.

Upon the EQT MDC Committee’s certification of the performance under, and confirmation of the payout multiple for, the 2012 EPIP, the share units will be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Stock Awards - EQT Midstream Partners, LP Total Return Program (EQM TR Program)

Performance awards under the EQM TR Program, a program adopted under EQT’s 2009 Long-Term Incentive Plan and the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, were granted on July 2, 2012. Each named executive officer for whom compensation is reported for 2012 was awarded performance units under the EQM TR Program.

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

Stock Awards - EQT 2013 Executive Performance Incentive Plan (2013 EPIP)

Awards under the 2013 EPIP were granted on January 1, 2013. Each named executive officer for whom compensation is reported for 2013 was granted an award under the 2013 EPIP.

The performance measures for the 2013 EPIP are:

•	EQT’s TSR over the period January 1, 2013 through December 31, 2015, as ranked among the comparably measured TSR of the applicable peer group; and

•
cumulative cash flow per share, which is the aggregate net cash provided by operating activities excluding changes in other assets and liabilities during the performance period, adjusted to reflect a fixed natural gas price of $2.79 per Mcf, divided by the average diluted common shares outstanding for each year in the performance period.

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

If earned, the share units are expected to be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Stock Awards - EQT 2014 Executive Performance Incentive Plan (2014 EPIP)

Awards under the 2014 EPIP were granted on January 1, 2014. Each named executive officer was granted an award under the 2014 EPIP.

The performance measures for the 2014 EPIP are:

•	EQT’s TSR over the period January 1, 2014 through December 31, 2016, as ranked among the comparably measured TSR of the applicable peer group; and

•	compound annual production sales volume growth over the performance period.

The payout opportunity under the 2014 EPIP ranges from:

•	no payout if EQT is one of the nine lowest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranks seventeenth to fourteenth in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period equal to 10%;

•
to three times the target award if EQT is one of the four highest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of at least 30%.

If earned, the share units are expected to be distributed in shares of EQT common stock equal to the target award (including accrued dividends) multiplied by the applicable payout multiple.

Stock Awards - EQT 2014 Value Driver Performance Award Program (2014 VDA)

Awards under the 2014 VDA were granted on January 1, 2014. Ms. Bone was the only named executive officer awarded performance awards under the 2014 VDA. The performance measure for the 2014 VDA was adjusted 2014 EQT EBITDA compared to EQT’s 2014 business plan.

The payout opportunity under the 2014 VDA was:

•	no payment if the adjusted 2014 EQT EBITDA was less than EQT’s business plan; or

•
three times the number of target awards granted if the adjusted 2014 EQT EBITDA equaled or exceeded EQT’s business plan, subject to the EQT MDC Committee’s discretion to determine that a lower performance multiple applied. In exercising its discretion, the EQT MDC Committee was to consider and be guided by performance on EQT, business unit and individual value drivers.

Adjusted 2014 EQT EBITDA was $1,693 million, which satisfied the threshold performance goal and allowed the EQT MDC Committee to confirm performance awards equal to 3.00X Ms. Bone’s target award. The EQT MDC Committee exercised downward discretion and confirmed Ms. Bone's award under the 2014 VDA as described under "Compensation Discussion and Analysis" above. Fifty-percent of the confirmed performance awards (including accrued dividends) are expected to be distributed in cash in the first quarter of 2015, and the remainder are expected to vest and be paid in cash in the first quarter of 2016, contingent upon continued employment with EQT on such date. Adjusted 2014 EQT EBITDA along with a reconciliation thereof will be set forth in EQT's 2015 Proxy Statement.

See Item 12, “Securities Authorized for Issuance under Equity Compensation Plans” below for a discussion of the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan.

Option Awards - EQT 2012 Options

The 2012 options for EQT common stock were awarded on January 1, 2012 with an exercise price of $54.79. The options expire on January 1, 2022 and vested as follows: 50% on January 1, 2013 and 50% on January 1, 2014.

Option Awards - EQT 2013 Options

The 2013 options for EQT common stock were awarded on January 1, 2013 with an exercise price of $58.98. The options expire on January 1, 2023 and vested as follows: 50% on January 1, 2014 and 50% on January 1, 2015.

Option Awards - EQT 2014 Options

The 2014 options for EQT common stock were awarded on January 1, 2014 with an exercise price of $89.78. The options expire on January 1, 2024 and vest on January 1, 2017, contingent upon continued employment with EQT on such date.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards as of December 31, 2014, including equity awards of both EQT and the Partnership.

OPTION AWARDS					EQUITY AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)	(#) (1)	($)		(#) (2)	($) (3)	(#) (4)	($) (5)
David L. Porges	57,200	—	43.92	1/1/2017	—	—	130,512	9,879,758
	76,800	—	38.53	8/2/2017	—	—	40,894	3,598,672
	76,700	—	44.84	1/1/2018	—	—	71,418	5,406,343
	105,800	—	54.79	1/1/2022	—	—	74,940	5,672,958
	46,200	—	58.98	1/1/2023	—	—	—	—
	—	46,200	58.98	1/1/2023	—	—	—	—
	—	47,600	89.78	1/1/2024	—	—	—	—

Philip P. Conti	28,300	—	44.84	1/1/2018	—	—	39,915	3,021,566
	32,400	—	54.79	1/1/2022	—	—	5,774	508,112
	15,700	—	58.98	1/1/2023	—	—	24,276	1,837,693
	—	15,700	58.98	1/1/2023	—	—	33,129	2,507,865
	—	21,100	89.78	1/1/2024	—	—	—	—

Theresa Z. Bone	5,000	—	44.84	1/1/2018	1,003	75,927	7,128	539,590
	—	—	—	—	3,986	301,740	2,125	187,000
	—	—	—	—	—	—	4,002	302,951
	—	—	—	—	—	—	8,892	673,124
	—	—	—	—	—	—	8,892	673,124

Randall L. Crawford	87,000	—	48.91	8/5/2015	—	—	55,269	4,183,863
	21,400	—	43.92	1/1/2017	—	—	14,039	1,235,432
	38,500	—	44.84	1/1/2018	—	—	34,053	2,577,812
	44,800	—	54.79	1/1/2022	—	—	38,658	2,926,411
	22,050	—	58.98	1/1/2023	—	—	—	—
	—	22,050	58.98	1/1/2023	—	—	—	—
	—	24,600	89.78	1/1/2024	—	—	—	—

(1)
The options reflected in this column are EQT options which vest according to the following schedule: of the options expiring in 2023, 100% were vested as of January 1, 2015, and of the options expiring in 2024, 100% will vest on January 1, 2017. In the event of a change of control of EQT, the vesting of option awards may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, a revised vesting schedule and circumstances under which the vesting of an award will accelerate.

(2)
This column reflects Ms. Bone’s (i) unvested EQT restricted stock award (including accrued dividends) and (ii) outstanding performance awards (including accrued dividends) under the 2013 VDA.  Ms. Bone’s restricted stock award was granted on January 31, 2013 and vests on January 31, 2016, contingent upon Ms. Bone’s continued employment with EQT on such date. Ms. Bone’s performance awards under the 2013 VDA were confirmed by the EQT MDC Committee in the first quarter of 2014, 50% of the confirmed performance awards vested and were paid out in EQT common stock in the first quarter of 2014, and the remainder of the performance awards vest upon payment in the first quarter of 2015, contingent upon Ms. Bone’s continued employment with EQT on the payment date. In the event of a change of control of EQT, the vesting of the restricted stock award and the performance awards under the 2013 VDA may accelerate.  See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(3)
This column reflects the payout values at December 31, 2014 of Ms. Bone’s unvested EQT restricted stock award (including accrued dividends) and unvested performance awards under the 2013 VDA (including accrued dividends), determined by multiplying the number of share or units, as applicable, shown in the previous column by $75.70, the closing price of EQT’s common stock on December 31, 2014.  The actual payout under each award will depend upon the EQT stock price upon vesting.

(4)
This column reflects performance units awarded but that had not yet vested at December 31, 2014 pursuant to the 2012 EPIP, the EQM TR Program, the 2013 EPIP and the 2014 EPIP for each of the named executive officers (including accrued dividends for the 2012 EPIP, the 2013 EPIP and the 2014 EPIP and accrued distributions for the EQM TR Program). For Ms. Bone, this column also reflects performance units awarded but that had not yet vested at December 31, 2014 pursuant to the 2014 VDA (including accrued dividends). The number of performance units under the 2012 EPIP, the 2013 EPIP, the 2014 EPIP and the 2014 VDA reflects maximum award levels because, through December 31, 2014, payout was projected above the target level for each program. The number of performance units under the EQM TR Program reflects target award levels because, through December 31, 2014, total EQM unitholder return was projected to exceed 10% at the end of the performance period and there is no award level above target for this program. Awards under the 2012 EPIP, the EQM TR Program, the 2013 EPIP, the 2014 EPIP and the 2014 VDA do not vest until payment following the end of the respective performance periods. In the event of a change of control of the Company, the vesting of the awards under the 2012 EPIP, the EQM TR Program, the 2013 EPIP, the 2014 EPIP and the 2014 VDA may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(5)
This column reflects the payout values at December 31, 2014 of unearned performance units granted under the 2012 EPIP, the EQM TR Program, the 2013 EPIP and the 2014 EPIP for each of the named executive officers (including accrued dividends for the 2012 EPIP, the 2013 EPIP and the 2014 EPIP and accrued distributions for the EQM TR Program). For Ms. Bone, this column also reflects the payout value at December 31, 2014 of unearned performance units granted under the 2014 VDA (including accrued dividends). The payout values are determined by multiplying the number of units as shown in the previous column by $75.70, the closing price of EQT’s common stock on December 31, 2014 (or, for the EQM TR Program, by $88.00, the closing price of the Partnership’s common units on December 31, 2014). The actual payout values under the 2012 EPIP, the 2013 EPIP, the 2014 EPIP and the 2014 VDA will depend upon, among other things, EQT’s actual performance through, and the EQT stock price at the end of, the applicable performance periods. The actual payout values under the EQM TR Program will depend upon, among other things, the Partnership’s actual performance through, and the Partnership’s common unit price at the end of, the program’s performance period.

Option Exercises and Stock Vested

The following table reflects the EQT stock options exercised by the named executive officers during 2014 and the named executive officers’ EQT performance awards that vested during 2014. No other equity awards of EQT or the Partnership were exercised or vested during 2014.

	OPTION AWARDS		STOCK AWARDS
	NUMBER OF EQT SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF EQT SHARES ACQUIRED ON VESTING	VALUE REALIZED ON VESTING
NAME	(#)	($) (1)	(#) (2)	($) (3)
David L. Porges	109,200	5,661,572	103,566	10,440,482
Philip P. Conti	—	—	38,197	3,850,649
Theresa Z. Bone	16,500	796,932	13,280	1,304,962
Randall L. Crawford	—	—	51,964	5,238,462

(1)
The value realized on exercise is calculated as the difference between the market price of the shares of EQT common stock underlying the options at exercise and the applicable exercise price of those options.

(2)
This column reflects the aggregate number of performance awards (including accrued dividends) under the 2011 VEP for each of the named executive officers that vested in 2014.  For Ms. Bone, this column also reflects the aggregate number of performance awards (including accrued dividends) under the EQT Corporation 2012 Value Driver Award Program (2012 VDA) and the 2013 VDA that vested in 2014. The performance awards (including accrued dividends) under the 2011 VEP vested and were distributed in EQT common stock on February 21, 2014. Fifty-percent of the performance awards confirmed by the EQT MDC Committee under each of the 2012 VDA (the second and final tranche) and the 2013 VDA (the first tranche) vested and were distributed in EQT common stock on February 13, 2014.

(3)
This column reflects the value realized upon the vesting of performance awards (including accrued dividends) in 2014 under the 2011 VEP for each of the named executive officers and under the 2012 VDA and the 2013 VDA for Ms. Bone.  The value realized on vesting is calculated based on the number of performance awards that vested and the closing price of EQT common stock on the applicable vesting dates.

Retirement Benefits

The executive officers of the Partnership’s general partner participate in employee benefit plans and arrangements sponsored by EQT.  Neither the Partnership nor its general partner currently offers any deferred compensation program or any supplemental executive retirement plan to any of the executive officers of the Partnership’s general partner.  EQT provides full discussion of its plans and arrangements in its filings with the SEC, including its annual proxy statement relating to the annual meeting of the shareholders of EQT, which filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The corporate secretary of our general partner will also provide a copy to you free of charge upon request.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

EQT Midstream Services, LLC 2012 Long-Term Incentive Plan

The EQT Midstream Services, LLC 2012 Long-Term Incentive Plan provides for certain rights upon the occurrence of a change of control, as defined in the plan. Unless an award agreement otherwise provides or the plan administrator otherwise determines at the time of grant, in the event that a change of control occurs (1) all outstanding options, unit appreciation rights and other exercise rights will become immediately and fully exercisable, (2) all restrictions, excluding performance-based restrictions, applicable to awards under the plan will lapse, and (3) all performance criteria and other conditions to payment of awards under which payments are subject to performance conditions shall be deemed to be achieved or fulfilled, measured at the actual performance level achieved as of the end of the calendar quarter immediately preceding the date of the change of control, and payment of such awards on that basis shall be made or otherwise settled at the time of the change of control, provided that if the awards constitute deferred compensation the awards shall vest on the basis described above and shall remain payable on the dates provided in the underlying award agreements.

If within three years following the date of any change of control the employment or service of a participant is terminated voluntarily or involuntarily for any reason other than for "cause", as defined in the plan, then unless otherwise provided in the applicable award agreement, any option, unit appreciation right or other purchase right shall be exercisable for a period of 90 days following the date of such termination of employment or service but not later than the expiration date of the award.

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

EQT Plans and Agreements

EQT maintains and has entered into certain plans and agreements (including those described above in “Narrative Disclosure to Summary Compensation Table and 2014 Grants of Plan-Based Awards Table”) that require EQT to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of EQT. EQT provides a discussion of these plans, other than the 2013 VDA and the 2014 VDA (which are describe above and for which Ms. Bone is the only participating named executive officer), and agreements in its filings with the SEC, including in EQT’s 2015 Proxy Statement to be filed with the SEC. EQT’s SEC filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The corporate secretary of our general partner will also provide a copy to you free of charge upon request.

Stock Options, 2012 EPIP, 2013 EPIP, 2014 EPIP and EQM TR Program

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the EQT stock options, the 2012 EPIP, the EQM TR Program, the 2013 EPIP and the 2014 EPIP will be described in EQT’s 2015 Proxy Statement.

EQT Restricted Stock Award

Under Ms. Bone’s EQT restricted stock award, if Ms. Bone’s employment is terminated involuntarily and without fault on her part (including termination resulting from death or disability), the unvested EQT restricted shares will vest as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2014 – December 31, 2014	25%
January 1, 2015 – December 31, 2015	50%

In the event Ms. Bone’s employment terminates for any other reason, including retirement, prior to vesting on January 31, 2016, all unvested EQT restricted shares, including accrued dividends, are forfeited.

 For purposes of Ms. Bone’s EQT restricted stock award, a change of control of EQT is defined by reference to EQT’s 2009 Long-Term Incentive Plan and will be described in EQT’s 2015 Proxy Statement. Under the award, if a change of control of EQT occurs while Ms. Bone remains employed, the unvested EQT restricted shares, including accrued dividends, automatically vest.

2013 VDA and 2014 VDA

Under the 2013 VDA and the 2014 VDA, if Ms. Bone’s employment is terminated involuntarily and without fault on her part (including a termination resulting from death or disability), the unvested confirmed performance awards will vest as follows:

2013 VDA
TERMINATION DATE	AWARDED UNITS
January 1, 2014 and thereafter	50%

2014 VDA
TERMINATION DATE	AWARDED UNITS
Prior to January 1, 2015	0%
January 1, 2015 and thereafter	50%

 In the event Ms. Bone’s employment terminates for any other reason, including retirement, all unvested performance awards are forfeited. However, if Ms. Bone’s employment is terminated voluntarily or involuntarily without fault on her part (including retirement) and Ms. Bone remains on the Board of Directors of EQT following termination, then Ms. Bone’s awarded share units continue to vest for so long as she remains on the Board of Directors.

For the 2014 VDA only, if Ms. Bone’s position with EQT changes to a position that is not eligible for long-term incentive awards, as determined by the EQT MDC Committee, all unvested performance awards are forfeited.

For purposes of the 2013 VDA and the 2014 VDA, a change of control of EQT is defined by reference to EQT’s 2009 Long-Term Incentive Plan and will be described in EQT’s 2015 Proxy Statement. Under the 2013 VDA and the 2014 VDA, if a change of control of EQT occurs while Ms. Bone remains employed, the confirmed performance awards shall vest and become non-forfeitable or, if the change of control occurs prior to the EQT MDC Committee’s confirmation of the performance awards, the target performance awards shall vest and become non-forfeitable.

Other Plans and Agreements with the Named Executive Officers

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the other plans in which the named executive officers participate and the named executive officers’ agreements with EQT will be described in EQT’s 2015 Proxy Statement. Ms. Bone's agreements with EQT are generally consistent with the agreements entered into with the other executive officers of EQT.

Payments Triggered Upon Hypothetical Termination of Employment or Change of Control on
December 31, 2014

The estimated payouts and benefits that would be payable upon a termination of employment or a change of control of EQT at December 31, 2014 for the named executive officers (other than Ms. Bone) will be set forth in EQT’s 2015 Proxy Statement. The estimated payouts and benefits that would be payable to Ms. Bone upon her termination of employment or a change of control of EQT at December 31, 2014 are set forth in the table below.

The assumptions made by EQT and the descriptions of payouts under the EQM TR Program and all EQT plans and agreements other than Ms. Bone’s restricted stock award and the performance awards under the 2013 VDA and 2014 VDA will be described in EQT’s 2015 Proxy Statement.

For the 2013 VDA, Ms. Bone’s performance awards were confirmed by the EQT MDC Committee in the first quarter of 2014 and the payout was based on her actual confirmed payout multiple of 3.0X.

Ms. Bone’s performance awards under the 2014 VDA were not confirmed by the EQT MDC Committee until the first quarter of 2015.  Therefore, no confirmed performance awards were outstanding at December 31, 2014.  Accordingly, Ms. Bone’s payout under the 2014 VDA following a change of control of EQT was based on her target performance award.

Theresa Z. Bone
Potential Payments Upon Termination Other than Following a Change of Control

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Compensation:
Cash Payment of Base Salary	285,000	0	285,000	0	0	0
Cash Payment of Short-Term Incentives	275,000	0	275,000	275,000	275,000	275,000
Long-Term Incentives:
EQT Restricted Stock Award	18,982	0	0	0	18,982	18,982
2012 EPIP (1)	228,427	0	0	0	228,427	228,427
EQM TR Program (1)	46,750	0	0	0	46,750	46,750
2013 EPIP (1)	60,590	0	0	0	60,590	60,590
2013 VDA (1)	150,870	0	0	0	150,870	150,870
2014 EPIP (2)	0	0	0	0	0	0
2014 VDA (2)	0	0	0	0	0	0
Executive Alternative Work Arrangement Compensation	142,302	0	0	40,222	0	0
Other Benefits and Perquisites:
Company Severance Benefit	152,500	0	0	0	0	0
Qualified Retirement Contribution	0	0	0	0	0	0
Post-Termination Health Care / Insurance	20,927	0	13,951	0	0	0
Life Insurance Proceeds	0	0	0	0	285,000	0
Outplacement or Cash Payment	20,000	0	20,000	0	0	0
Total	1,401,348	0	593,951	315,222	1,065,619	780,619

(1)	Reflects the estimated payout under the applicable long-term incentive program based upon the terms of the program and actual performance through December 31, 2014.

(2)	Under the 2014 EPIP and the 2014 VDA, no payments are made in the case of termination prior to January 1, 2015.

Potential Payments Following a Change of Control

Upon the occurrence of a change of control of EQT at December 31, 2014 (or with respect to the EQM TR Program only, a change of control of the Partnership), $75,927 would be paid under the EQT restricted stock award, $456,853 would be paid under the 2012 EPIP, $187,000 would be paid under the EQM TR Program, $242,361 would be paid under the 2013 EPIP, $301,740 would be paid under the 2013 VDA, $448,750 would be paid under the 2014 EPIP, $224,375 would be paid under the 2014 VDA and $275,000 would be paid under the Executive STIP for the 2014 plan year. In addition, if her employment were to terminate following the change of control, Ms. Bone would also be entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY COMPANY WITHOUT CAUSE ($)	TERMINATION BY COMPANY FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Compensation:
Cash Payment of Base Salary	570,000	0	570,000	0	0	0
Cash Payment of Short-Term Incentives	640,000	0	640,000	0	0	0
Executive Alternative Work Arrangement Compensation	142,302	0	0	40,222	0	0
Other Benefits and Perquisites:
Company Severance Benefit	0	0	0	0	0	0
Qualified Retirement Contribution	46,800	0	46,800	0	0	0
Post-Termination Health Care / Insurance	27,902	0	27,902	0	0	0
Life Insurance Proceeds	0	0	0	0	285,000	0
Outplacement or Cash Payment	20,000	0	20,000	0	0	0
Claw Back	0	0	0	0	0	0
Total Payments Upon Termination	1,447,004	0	1,304,702	40,222	285,000	0

Compensation of Directors

Officers or employees of EQT or its affiliates who also serve as directors of EQT Midstream Services, LLC, the Partnership’s general partner, do not receive additional compensation for their service as directors. During 2014, directors of the Partnership’s general partner who are not also officers or employees of EQT or its affiliates received cash compensation on a quarterly basis as a retainer and for attending meetings of the board of directors and committee meetings as follows:

•	An annual cash retainer of $40,000 (which increased to $47,000 in 2015).

•	A cash meeting fee of $1,500 for each board and committee meeting attended in person. If a director participates in a meeting by telephone, the meeting fee is $750.

•	For the audit committee chair and the conflicts committee chair, an annual committee chair retainer of $15,000 (which decreased to $10,000 in 2015).

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. The Partnership also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for the Partnership. To further the Partnership’s support for charitable giving, all directors are eligible to participate in the Matching Gifts Program of the EQT Foundation on the same terms as EQT employees and directors. Under this program, the EQT Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total of $25,000 in any calendar year.

On an annual basis, the Partnership’s general partner grants to each non-employee director phantom units as a vehicle to deliver compensation for their annual service on the Board. On January 1, 2014, the Partnership’s general partner granted to each non-employee director phantom units with a value of $50,000 under the 2012 Long-Term Incentive Plan (with the number of phantom units (860) determined by dividing the award value by the closing price of the Partnership’s common units on December 31, 2013 ($58.79) and rounding up to the next ten units). The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into common units on the date that the grantee ceases to be a director. For 2015, the value of the annual phantom unit award increased to $65,000.

The table below shows the total 2014 compensation of the Partnership’s non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
Michael A. Bryson	78,250	50,559	25,055	153,864
Julian M. Bott	78,250	50,559	1,055	129,864
Lara E. Washington	61,750	50,559	11,555	123,864

(1)	Includes annual cash retainer, meeting fees and committee chair fees.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2014. On January 1, 2014, the Partnership’s general partner granted 860 phantom units to each non-employee director who was a member of the board of the Partnership’s general partner at the time of grant. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by the closing price of the Partnership’s common units on the business day prior to the grant, which closing price was $58.79 on December 31, 2013.

(3)
This column reflects (i) annual premiums of $55.47 per director paid for life insurance and travel accident insurance policies and (ii) the following matching gifts made to qualifying organizations under the EQT Foundation’s Matching Gifts Program: Mr. Bryson - $25,000; Mr. Bott - $1,000; and Ms. Washington - $11,500. The non-employee directors may use a de minimis number of tickets purchased by EQT to attend sporting or other events when such tickets are not otherwise being used for business purposes. The use of such tickets does not result in any incremental costs to the Partnership.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Partnership’s units owned as of January 30, 2015, by:

•	each of the directors of the Partnership’s general partner;

•	each of the named executive officers of the Partnership’s general partner; and

•	all directors and executive officers of the Partnership’s general partner as a group.

The amounts and percentages of units beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable, and none of the units are subject to a pledge.

Percentage of total units beneficially owned is based on 43,347,452 common units and 17,339,718 subordinated units outstanding as of January 30, 2015.

NAME OF BENEFICIAL OWNER(1)	COMMON UNITS BENEFICIALLY OWNED (2)	PERCENTAGE OF COMMON UNITS BENEFICIALLY OWNED	SUBORDINATED UNITS BENEFICIALLY OWNED	PERCENTAGE OF SUBORDINATED UNITS BENEFICIALLY OWNED	PERCENTAGE OF TOTAL COMMON AND SUBORDINATED UNITS BENEFICIALLY OWNED
David L. Porges	20,000	*	—	*	*
Philip P. Conti	9,750	*	—	*	*
Randall L. Crawford	25,000	*	—	*	*
Lewis B. Gardner	6,500	*	—	*	*
Theresa Z. Bone	10,000	*	—	*	*
Julian M. Bott	7,585	*	—	*	*
Michael A. Bryson (3)	9,035	*	—	*	*
Lara E. Washington	2,809	*	—	*	*
All directors and executive officers as a group (8 individuals)	90,679	*	—	*	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQT Midstream Partners, LP, 625 Liberty Avenue, Suite 1700, Pittsburgh, PA 15222, Attn: Corporate Secretary.

(2)
This column reflects the number of common units held of record or owned through a bank, broker or other nominee. For Messrs. Bott and Bryson and Ms. Washington, it includes phantom units, including accrued distributions, to be settled in common units, in the following amounts; Mr. Bott - 5,585 units; Mr. Bryson - 5,585 units; and Ms. Washington - 2,809 units.

(3)	Common units beneficially owned include 1,000 common units that are held in Mrs. Bryson's revocable trust.

The following table sets forth the beneficial ownership of each person known by the Partnership to be a beneficial owner of more than 5% of the outstanding units of the Partnership:

NAME OF BENEFICIAL OWNER	COMMON UNITS BENEFICIALLY OWNED	PERCENTAGE OF COMMON UNITS BENEFICIALLY OWNED	SUBORDINATED UNITS BENEFICIALLY OWNED	PERCENTAGE OF SUBORDINATED UNITS BENEFICIALLY OWNED	PERCENTAGE OF TOTAL COMMON AND SUBORDINATED UNITS BENEFICIALLY OWNED
EQT Corporation(1)	3,959,952	9.1%	17,339,718	100%	35.1%
625 Liberty Avenue
Pittsburgh, PA 15222

Goldman Sachs Asset Management Group, L.P. (2)	3,904,280	9.0%	—	—	—
200 West Street
New York, NY 10282

Tortoise Capital Advisors, LLC(3)	3,807,391	8.8%	—	—	—
11550 Ash Street, Suite 300
Leawood, KS 66211

Oppenheimer Funds, Inc.(4)	3,602,021	8.31%	—	—	—
Two World Financial Center
New York, NY 10281

(1)
EQT Corporation is the ultimate parent company of EQT Gathering, LLC, which is the sole owner of all of the membership interests of the Partnership’s general partner, which is the sole owner of the Partnership’s general partner units. EQT Gathering, LLC is also the sole owner of EQT Midstream Investments, LLC, which is the sole owner of 3,959,952 common units and 17,339,718 subordinated units. EQT may, therefore, be deemed to beneficially own the units held by EQT Gathering, LLC.

(2)	Information based on a SEC Schedule 13G filed on February 12, 2015 reporting that Goldman Sachs Asset Management Group, L.P. has shared voting and dispositive power over 3,904,280 units.

(3)
Information based on a SEC Schedule 13G filed on February 10, 2015, reporting that Tortoise Capital Advisors, LLC has shared voting power over 3,592,831 units and shared dispositive power over 3,807,391 units.

(4)	Information based on a SEC Schedule 13G filed on February 5, 2015, reporting that Oppenheimer Funds, Inc. has shared voting and dispositive power over 3,602,021 units.

 The following table sets forth, as of January 30, 2015, the number of shares of common stock of EQT Corporation owned by each of the named executive officers and directors of the Partnership’s general partner and all directors and executive officers of the Partnership’s general partner as a group.

Name	Exercisable Stock Options (1)	Number of Shares Beneficially Owned (2)	Percent of Class (3)
David L. Porges (4)	408,900	542,057	*
Philip P. Conti	92,100	113,642	*
Randall L. Crawford	235,800	63,837	*
Lewis B. Gardner	26,900	19,962	*
Theresa Z. Bone	5,000	44,531	*
Julian M. Bott	—	—	—
Michael A. Bryson	—	—	—
Lara E. Washington	—	—	—
Directors and executive officers as a group (8 individuals)	768,700	784,029	1.0%
 *           Less than 1%.

(1)
This column reflects the number of shares of EQT Corporation common stock that the officers and directors of the Partnership’s general partner had a right to acquire within 60 days after January 30, 2015 through the exercise of stock options.

(2)
This column reflects shares held of record and shares owned through a bank, broker or other nominee, including, for executive officers, (i) shares owned through EQT Corporation’s 401(k) plan and (ii) unvested restricted shares owned through EQT’s long-term incentive plan over which the executive officers have sole voting but no investment power.

(3)
This column reflects for the executive officers and directors as a group (i) the sum of the shares beneficially owned and the stock options exercisable by the executive officers and director group within 60 days of January 30, 2015, as a percentage of (ii) the sum of EQT Corporation’s outstanding shares at January 30, 2015, and all options exercisable within 60 days of January 30, 2015.

(4)	Shares beneficially owned include 50,000 shares that are held in a trust of which Mr. Porges is a co-trustee and in which he shares voting and investment power.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the Partnership’s common units that may be issued under the 2012 Long-Term Incentive Plan, which did not require approval by the Partnership’s unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders(1)	256,269	N/A	1,487,460
Total	256,269	N/A	1,487,460

(1)	The board of directors of the Partnership’s general partner adopted the 2012 Long-Term Incentive Plan in connection with the IPO of the Partnership’s common units.

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

Common units to be delivered pursuant to awards under the plan may be common units acquired by the Partnership’s general partner in the open market, from any other person, directly from the Partnership or any combination of the foregoing. When the Partnership issues new common units upon the grant, vesting or payment of awards under the plan, the total number of common units outstanding increases.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of January 30, 2015, EQT indirectly owned 3,959,952 common units and 17,339,718 subordinated units representing 35.1% of the limited partner interests in the Partnership. In addition, the Partnership’s general partner, which is a subsidiary of EQT, owned a 2.0% general partner interest in the Partnership and the incentive distribution rights.

Distributions and Payments to the Partnership’s General Partner and Its Affiliates

The following information summarizes the distributions and payments made or to be made by the Partnership to the Partnership’s general partner and its affiliates in connection with the Partnership’s formation, ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

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

Operational Stage

            Distributions of available cash to the Partnership’s general partner and its affiliates.   Unless distributions exceed the minimum quarterly distribution, the Partnership makes cash distributions 98.0% to the Partnership’s unitholders pro rata, including the Partnership’s general partner and its affiliates as holders of an aggregate of 3,959,952 common units and all of the subordinated units, and 2.0% to the Partnership’s general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, the Partnership’s general partner, by virtue of its incentive distribution rights, is entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target level.

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

Agreements with EQT

            The Partnership and its affiliates have entered into various agreements with EQT and its affiliates other than the Partnership, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of the Partnership, the IPO and the Partnership’s acquisitions from EQT. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by the Partnership and its subsidiaries. These agreements were not the result of arm’s length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

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

•
the Partnership’s obligation to reimburse EQT and its affiliates for operation and management services pursuant to the operation and management services agreement with EQT, as described below under "-Operation and Management Services Agreement" (the “operation and management expenses”);

•
EQT's obligation to indemnify or reimburse the Partnership for losses or expenses relating to or arising from (i) certain plugging and abandonment obligations; (ii) certain bare steel replacement capital expenditures; (iii) certain pipeline safety costs; (iv) certain preclosing environmental liabilities; (v) certain title and rights-of-way matters; (vi) the Partnership’s failure to have certain necessary governmental consents and permits; (vii) certain tax liabilities attributable to periods prior to the IPO; (viii) assets previously owned by Equitrans, L.P. and retained by EQT and its affiliates, including the Sunrise Pipeline; (ix) any claims related to Equitrans' previous ownership of the Big Sandy Pipeline; and (x) any amounts owed to the Partnership by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party;

•
the Partnership’s obligation to indemnify EQT for losses attributable to (i) the ownership or operation of the Partnership’s assets after the closing of the IPO, except to the extent EQT is obligated to indemnify the Partnership for such losses pursuant to the operation and management services agreement; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by the Partnership to such third party; and

•	the Partnership’s use of the name "EQT" and related marks.

Reimbursement of Expenses

Under the omnibus agreement, EQT performs, or causes its affiliates to perform, centralized corporate, general and administrative services for the Partnership, such as: legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, the Partnership reimburses EQT and its affiliates for the expenses incurred by them in providing these services, except for any expenses associated with EQT's long-term incentive programs. The omnibus agreement further provides that the Partnership reimburse EQT and its affiliates for the Partnership’s allocable portion of the premiums on any insurance policies covering the Partnership’s assets.

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

The table below sets forth the amounts and categories of expenses described above for which the Partnership was obligated to reimburse EQT pursuant to the omnibus agreement for the year ended December 31, 2014.

DESCRIPTION OF EXPENSES	EXPENSE (MILLIONS)
Reimbursement of operation and management expenses	$22.0
Reimbursement of general and administrative expenses	$25.1

The expenses for which the Partnership reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis and the Partnership is unable to estimate what those expenses would be on a stand-alone basis.

Indemnification

            EQT's indemnification obligations to the Partnership include the following:

•
Plugging and abandonment liabilities.  For a period of ten years after the closing of the IPO, which occurred on July 2, 2012, EQT is required to reimburse the Partnership for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year.

•
Bare steel replacement.  EQT is required to reimburse the Partnership for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to the Partnership’s assets at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT is required to reimburse the Partnership for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO.

•
Pipeline Safety Cost Tracker Reimbursement.  For a period of five years after the closing of the IPO, EQT is required to reimburse the Partnership for the amount by which the qualifying pipeline safety costs included in the annual pipeline safety cost tracker filings made by Equitrans with the FERC exceed the qualifying pipeline safety costs actually recovered each year.

•
Environmental.  For a period of three years after the closing of the IPO, EQT is required to indemnify the Partnership for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets acquired by the Partnership and its affiliates and occurring before the closing date of the IPO. The maximum liability of EQT for these indemnification obligations is capped at $15 million and EQT will not have any obligation under these indemnification obligations until the Partnership’s aggregate losses exceed $250,000, after which EQT shall be liable for the full amount of such claims in excess of $250,000. EQT has no indemnification obligations with respect to environmental or toxic tort claims made as a result of additions to, or modifications of, environmental laws promulgated after the closing of the IPO.

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

•
Big Sandy Pipeline.  EQT is required to indemnify the Partnership for any claims related to Equitrans' previous ownership of the Big Sandy Pipeline, which was sold to a third party, including claims arising under the Big Sandy Purchase Agreement.

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

            The Partnership indemnifies EQT for all losses attributable to (i) the post-closing operations of the assets owned by the Partnership, to the extent not subject to EQT's indemnification obligations; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by the Partnership to such third party.

The table below sets forth the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse the Partnership pursuant to the omnibus agreement for the year ended December 31, 2014.

DESCRIPTION OF OBLIGATION	AMOUNT OF OBLIGATION (MILLIONS)
Plugging and abandonment liabilities	$0.5
Bare steel replacement	$—

Competition

            Under the Partnership’s partnership agreement, EQT and its affiliates are expressly permitted to compete with the Partnership. EQT and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer the Partnership the opportunity to purchase or construct those assets.

Amendment and Termination

            The omnibus agreement can be amended by written agreement of all parties to the agreement. However, the Partnership may not agree to any amendment or modification that would, in the determination of the Partnership’s general partner, be adverse in any material respect to the holders of the Partnership’s common units without the prior approval of the conflicts committee. In the event of (i) a "change in control" (as defined in the omnibus agreement) of the Partnership, the Partnership’s general partner or EQT or (ii) the removal of EQT Midstream Services, LLC as the Partnership’s general partner in circumstances where (a) "cause" (as defined in the Partnership’s partnership agreement) does not exist and the common units held by the Partnership’s general partner and its affiliates were not voted in favor of such removal or (b) cause exists, the omnibus agreement (other than the indemnification and reimbursement provisions therein) will be terminable by EQT, and the Partnership will have a 90-day transition period to cease the Partnership’s use of the name "EQT" and related marks.

Operation and Management Services Agreement

            Upon the closing of the IPO, the Partnership entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering) an indirect wholly-owned subsidiary of EQT, under which EQT Gathering provides the Partnership’s pipelines and storage facilities with certain operational and management services, such as operation and maintenance of flow and pressure control, maintenance and repair of the Partnership’s pipeline and storage facilities, conducting routine operational activities, managing transportation and logistics, contract administration, gas control and measurement, engineering support and such other services as the Partnership and EQT Gathering may mutually agree upon from time to time. The Partnership reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement.

            The operation and management services agreement will terminate upon the termination of the omnibus agreement. If a force majeure event prevents a party from carrying out its obligations (other than to make payments due), such party's obligations under the agreement, to the extent affected by force majeure, will be suspended during the continuation of the force majeure event. These force majeure events include acts of God, strikes, lockouts or other industrial disturbances, wars, riots, fires, floods, storms, explosions, terrorist acts, breakage or accident to machinery or lines of pipe and inability to obtain or unavoidable delays in obtaining material, equipment or supplies and similar events or circumstances, so long as such events or circumstances are beyond the reasonable control of the party claiming force majeure and could not have been prevented or overcome by such party's reasonable diligence.

            Under the agreement, EQT Gathering is required to indemnify the Partnership from claims, losses or liabilities incurred by the Partnership, including third party claims, arising out of EQT Gathering's gross negligence or willful misconduct. The Partnership is required to indemnify EQT Gathering from any claims, losses or liabilities incurred by EQT Gathering, including any third-party claims, arising from the performance of the agreement, but not to the extent of losses or liabilities caused by EQT Gathering's gross negligence or willful misconduct. Neither party is liable for any consequential, incidental or punitive damages under the agreement, except to the extent such damages are included in a third party claim for which a party is obligated to indemnify the other party pursuant to the agreement. Neither party may assign its rights or obligations under the agreement without the prior written consent of the other party, which shall not be unreasonably withheld, conditioned or delayed.

Equitable Gas Transaction

On December 19, 2012, EQT and a direct wholly owned subsidiary, Distribution Holdco, LLC, entered into a Master Purchase Agreement with PNG Companies LLC (PNG Companies), the parent company of Peoples Natural Gas Company LLC, to transfer 100% ownership of EQT’s LDC, Equitable Gas Company, to PNG Companies (the Equitable Gas Transaction). The parties completed the Equitable Gas Transaction on December 17, 2013. As consideration for the Equitable Gas Transaction, EQT received cash proceeds of approximately $748 million, select midstream assets, including an approximately 200 mile FERC-regulated natural gas transmission pipeline, referred to as the AVC facilities, that interconnects with the Partnership’s transmission and storage system, and commercial arrangements with the PNG Companies and its affiliates.

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

Asset Exchange Agreement

In connection with the Equitable Gas Transaction, EQT, Equitable Gas Company and Equitrans entered into an Asset Exchange Agreement, pursuant to which the parties transferred and exchanged to one another certain assets prior to the closing of the transfer of Equitable Gas Company. The asset transfers involving Equitrans consisted of (a) the transfer from Equitrans to Equitable Gas of the natural gas pipelines known as the Pennsylvania Gathering Pipelines, Tombaugh Gathering Pipeline, the M-85 Transmission Pipeline, the H-153 Transmission Pipeline and the Crooked Creek property, and (b) the transfer from Equitable Gas Company to Equitrans of the natural gas pipeline known as the D-494 Transmission Pipeline.

AVC Lease

In connection with EQT’s acquisition of the AVC facilities in the Equitable Gas Transaction, the Partnership entered into a lease agreement with EQT pursuant to which the Partnership markets the capacity, enters into all agreements for transportation service with customers and operates the AVC facilities according to the terms of its tariff. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of AVC minus the actual costs of operating AVC and (2) a payment based on depreciation expense and pre-tax return on invested capital for AVC. As a result, the payments to be made under the AVC lease will be variable and is not expected to have a net positive or negative impact on distributable cash flow. Upon termination of the AVC lease agreement, the Partnership will have the option to purchase the AVC facilities at a price to be negotiated between the parties. The lease payments related to 2014 totaled $21.8 million.

Sunrise Merger Agreement

On July 15, 2013, the Partnership and Equitrans entered into an Agreement and Plan of Merger with EQT and Sunrise, a wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company (Sunrise Merger). The Partnership paid EQT consideration of $540 million, consisting of a $507.5 million cash payment, 479,184 Partnership common units and 267,942 Partnership general partner units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a 20-year term (the Precedent Agreement). Pursuant to the Agreement and Plan of Merger, the Partnership made an additional payment of $110 million to EQT in January 2014 following the effectiveness of the transportation agreement contemplated by the Precedent Agreement.

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

Jupiter Contribution Agreement

On April 30, 2014, the Partnership, its general partner, EQM Gathering and EQT Gathering entered into a contribution agreement (Contribution Agreement) pursuant to which, on May 7, 2014, EQT Gathering contributed Jupiter to EQM Gathering (Jupiter Acquisition). The aggregate consideration paid by the Partnership to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 common units and 262,828 general partner units of the Partnership.

Mountain Valley Pipeline

On October 23, 2014, EQT announced that the Partnership is expected to assume EQT’s interest in Mountain Valley Pipeline, LLC, a joint venture with a subsidiary of NextEra Energy, Inc. The Mountain Valley Pipeline (MVP) will extend from the Partnership's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. The Partnership expects to own the largest interest in the joint venture and will operate the estimated 300-mile pipeline. The joint venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms from multiple shippers, including EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The pipeline, which is subject to FERC approval, will provide Marcellus and Utica natural gas supply to the growing demand markets in the southeast region. The pipeline is expected to be in-service during the fourth quarter of 2018.

Transportation Service and Precedent Agreements

            For the years ended December 31, 2014, 2013 and 2012, the Partnership’s transportation agreements with EQT accounted for approximately 57%, 80% and 84%, respectively, of the natural gas throughput on the Partnership’s transmission system and 51%, 80% and 81%, respectively, of the Partnership’s transmission revenues. EQT Energy, a wholly-owned subsidiary of EQT, has contracted for firm transmission capacity of 1,076 BBtu per day on the Partnership’s transmission and storage system with a primary term through October of 2024. The reserved capacity under this contract will decrease to 1,035 BBtu on August 1, 2016, 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024.

            EQT Energy’s firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. In addition, the Partnership has also entered into an agreement with EQT Energy to provide interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate.

In July 2014, EQT Energy entered into a precedent agreement for 650 BBtu per day of firm transmission capacity on the Partnership’s proposed Ohio Valley Connector pipeline. The firm transmission capacity will become available upon completion of the pipeline, which the Partnership expects to be completed by mid-year 2016.

Storage Agreements

EQT is not currently a party to any firm storage agreements with the Partnership. The Partnership does, however, provide interruptible storage and lending and parking services to EQT pursuant to Rate Schedules INSS and LPS. Prior to the Equitable Gas Transaction, the Partnership provided firm storage services to Equitable Gas Company under four firm storage service agreements at the maximum rates specified in the Partnership’s tariff. Upon the completion of the Equitable Gas Transaction, the primary terms of Equitable Gas Company’s firm storage service agreements were extended through March of 2034. For the years ended December 31, 2014, 2013 and 2012, EQT accounted for approximately 2%, 61% and 68%, respectively, of the Partnership’s storage revenues. The reduction in storage revenue from EQT in 2014 is because Equitable Gas Company is no longer an affiliate of EQT.

Gas Gathering Agreements

            Prior to the Jupiter Acquisition, the Partnership entered into two gas gathering agreements with EQT Energy. Prior to the Equitable Gas Transaction, the Partnership also provided gas gathering services to Equitable Gas Company under a gas gathering agreement. These agreements have a primary term of one year and renew automatically for one month periods, subject to 30 days prior written notice by either party to terminate. Service provided under these gathering agreements is fee-based at the rate specified in the Partnership’s tariff.

On April 30, 2014, EQT entered into a gas gathering agreement with EQT Gathering for gathering services on Jupiter (Jupiter Gas Gathering Agreement). The Jupiter Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which began on May 1, 2014. Under the agreement, EQT subscribed for approximately 225 MMcf per day of firm compression capacity. In the fourth quarter of 2014, the Partnership placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. In total, this expansion added approximately 350 MMcf per day of compression capacity. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by 150 MMcf per day effective January 1, 2015. The Partnership anticipates future expansion projects which are expected to bring the total Jupiter compression capacity to approximately 775 MMcf per day by the year-end 2015. The Jupiter Gas Gathering Agreement provides for separate ten year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of the Jupiter Acquisition, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering.

    EQT's gathering agreements accounted for approximately 91%, 96% and 92%, respectively, of the Partnership’s gathering throughput for the years ended December 31, 2014, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, EQT accounted for approximately 93%, 96% and 93%, respectively, of the Partnership’s gathering revenues in each year.

The table below sets forth the revenues recognized by the Partnership with respect to the transportation, storage and gathering agreements described above with EQT for the year ended December 31, 2014.

DESCRIPTION OF REVENUE	REVENUES (MILLIONS)
Transmission and storage	$116.4
Gathering	$128.7

     EQT Corporation Guaranty

            EQT has entered into a guaranty agreement to guarantee all payment obligations, plus interest and any other charges, due and payable by EQT Energy to Equitrans pursuant to the agreements discussed above, up to $50 million. This guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.

Acreage Dedication

            Pursuant to an acreage dedication to the Partnership by EQT, the Partnership has the right to elect to transport, at a negotiated rate, which will be the higher of a market or cost of service rate, all natural gas produced from wells drilled by EQT on the dedicated acreage, which is an area covering approximately 60,000 acres surrounding the Partnership’s storage assets in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. The acreage dedication is contained in a sublease agreement in which the Partnership granted to EQT all of the oil and gas interests, including the exclusive rights to drill, explore for, produce and market such oil and gas, the Partnership had received as part of certain of its oil and gas leasehold estates the Partnership uses for gas storage and protection. Furthermore, if EQT acquires acreage with natural gas storage rights within the area of mutual interest established by the acreage dedication, then EQT will enter into an agreement with the Partnership to permit it to store natural gas on such acreage. Likewise, if the Partnership acquires acreage within the area of mutual interest with natural gas or oil production, development, marketing and exploration rights, such acreage will automatically become subject to EQT's rights under the acreage dedication.

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

For purposes of the policy, a "Related Person" is any director or executive officer of the Partnership’s general partner, any nominee for director, any unitholder known to the Partnership to be the beneficial owner of more than 5% of any class of the Partnership’s voting securities, and any immediate family member of any such person. A "Related Person Transaction" is generally a transaction in which the Partnership is, or the Partnership’s general partner or any of its subsidiaries is, a participant, where the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. Transactions resolved under the conflicts provision of the partnership agreement are not required to be reviewed or approved under the policy. Please read "Conflicts of Interest" below.

To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the Partnership’s executive officers, as long as the executive officer is not an immediate family member of another of the Partnership’s executive officers or directors and the compensation paid to such executive officer was approved by the board; (ii) transactions involving compensation and benefits paid to the Partnership’s directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of the director's only relationship is as an employee or executive officer, a director, or beneficial owner of less than 10% of that company's shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company's consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of the Partnership, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by the Partnership or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person's only relationship is as an employee or a director or trustee, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient's consolidated gross revenues.

If, after applying these categorical standards and weighing all of the facts and circumstances, management determines that a proposed transaction is a related person transaction, management must present the proposed transaction to the board of directors of the Partnership’s general partner for review or, if impracticable under the circumstances, to the chairman of the board. The board must then either approve or reject the transaction in accordance with the terms of the policy taking into account all facts and circumstances, including (i) the benefits to the Partnership of the transaction; (ii) the terms of the transaction; (iii) the terms available to unaffiliated third parties and employees generally; (iv) the extent of the affected director or executive officer's interest in the transaction; and (v) the potential for the transaction to affect the individual's independence or judgment. The board of the Partnership’s general partner may, but is not required to, seek the approval of the conflicts committee for the resolution of any related person transaction.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between the Partnership’s general partner and its affiliates, including EQT, on the one hand, and the Partnership and its limited partners, on the other hand. The directors and officers of the Partnership’s general partner have fiduciary duties to manage the Partnership’s general partner in a manner beneficial to its owners. At the same time, the Partnership’s general partner has a duty to manage the Partnership in a manner beneficial to the Partnership and its limited partners. The Delaware Revised Uniform Limited Partnership Act (the Delaware Act) provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, the Partnership’s partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by its general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. The Partnership’s partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

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

If the Partnership’s general partner does not seek approval from the conflicts committee and the board of directors of the Partnership’s general partner determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the board of directors of the Partnership’s general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in the Partnership’s partnership agreement, the Partnership’s general partner or the conflicts committee of the general partner's board of directors may consider any factors it determines in good faith to consider when resolving a conflict. When the Partnership’s partnership agreement requires someone to act in good faith, it requires that person to subjectively believe that he is acting in the best interests of the Partnership or meets the specified standard, for example, a transaction on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties.

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

Item 14.  Principal Accounting Fees and Services

Ernst & Young LLP served as the Partnership’s independent auditor for the year ended December 31, 2014. The following chart details the fees billed to the Partnership by Ernst & Young LLP during 2014 and 2013:

	2014 (Thousands)	2013 (Thousands)
Audit Fees (1)	$711	$557
Audit-Related Fees (2)	648	205
Tax Fees	—	—
All Other Fees	—	—
Total	$1,359	$762

(1)
Includes fees for the audit of the Partnership’s annual financial statements and internal control over financial reporting, reviews of financial statements included in the Partnership’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements, including certain attest engagements, comfort letter procedures and consents.

(2)	Includes fees for services associated with Partnership acquisitions from EQT.

The audit committee of the Partnership’s general partner has adopted a policy regarding the services of its independent auditors under which the Partnership’s independent accounting firm is not allowed to perform any service that may have the effect of jeopardizing the independent public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

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

All audit and permitted non-audit services must be pre-approved by the audit committee. The audit committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chairman of the audit committee but only where pre-approval is required to be acted upon prior to the next audit committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000. The audit committee encourages management to seek pre-approval from the audit committee at its regularly scheduled meetings. In 2014, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

The audit committee has approved the appointment of Ernst & Young LLP as the Partnership’s independent auditor to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	Financial Statements
		The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.
	2	Financial Statement Schedules
		All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.
	3	Exhibits
		The exhibits listed on the accompanying index to exhibits (pages 120 through 122) are filed as part of this Annual Report on Form 10-K.

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
2.2
Contribution Agreement by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Gathering, LLC, dated as of April 30, 2014. The Partnership will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Filed as Exhibit 2.1 to Form 8-K (#001-35574) filed April 30, 2014.
3.1	Certificate of Limited Partnership of EQT Midstream Partners, LP.	Filed as Exhibit 3.1 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.2	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 2, 2012.	Filed as Exhibit 3.2 to Form 8-K (#001-35574) filed on July 2, 2012.
3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated July 24, 2014.	Filed as Exhibit 3.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
3.4	Certificate of Formation of EQT Midstream Services, LLC.	Filed as Exhibit 3.3 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.5	First Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated July 2, 2012.	Filed as Exhibit 3.4 to Form 8-K (#001-35574) filed on July 2, 2012.
3.6	Second Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated July 24, 2014.	Filed as Exhibit 3.2 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
4.1	Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Filed as Exhibit 4.1 to Form 8-K (#001-35574) filed August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Filed as Exhibit 4.2 to Form 8-K (#001-35574) filed August 1, 2014.
10.1
Contribution, Conveyance and Assumption Agreement, dated July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, Equitrans Investments, LLC, Equitrans, L.P., Equitrans Services, LLC, EQT Midstream Investments, LLC, EQT Investments Holdings, LLC, ET Blue Grass, LLC and EQT Corporation.
Filed as Exhibit 10.1 to Form 8-K (#001-35574) filed on July 2, 2012.
10.2	Omnibus Agreement, dated July 2, 2012, by and among the EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Filed as Exhibit 10.2 to Form 8-K (#001-35574) filed on July 2, 2012.
10.3	Amended and Restated Operation and Management Services Agreement, dated May 7, 2014, by and among Equitrans, L.P., EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Gathering, LLC.	Filed herewith as Exhibit 10.3.
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
10.5
First Amendment to Amended and Restated Credit Agreement and Release of Guarantors, dated as of January 22, 2015, among the Partnership, the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
Filed as Exhibit 10.1 to Form 8-K (#001-35574) filed on January 22, 2015.
10.6	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated July 2, 2012.	Filed as Exhibit 10.5 to Form 8-K (#001-35574) filed on July 2, 2012.
10.7*	Form of Phantom Unit Award Agreement.	Filed as Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.8*	Form of TSR Performance Award Agreement.	Filed as Exhibit 10.7 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.9*	Form of EQT 2014 Value Driver Performance Award Agreement.	Filed herewith as Exhibit 10.9.
10.10	Form of Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, L.P. and Equitable Gas Company, LLC.	Filed as Exhibit 10.9 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.11	Form of Transportation Service Agreement Applicable to No-Notice Firm Transportation Service Under Rate Schedule NOFT between Equitrans, LP and Equitable Gas Company, LLC.	Filed as Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.12	Agreement to Extend Services Agreements between Equitrans, LP and Equitable Gas Company, LLC.	Filed as Exhibit 10.10 to Form 10-K (#001-35574) for the year ended December 31, 2013.
10.13	EQT Guaranty dated April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Filed as Exhibit 10.11 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.14	Sublease Agreement between Equitrans, L.P. and EQT Production Company, effective March 1, 2011.	Filed as Exhibit 10.12 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.15	Amendment of Sublease Agreement between Equitrans, L.P. and EQT Production Company, dated April 5, 2012.	Filed as Exhibit 10.13 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.16*	Form of Director Indemnification Agreement.	Filed as Exhibit 10.15 to Amendment No. 3 to Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.17	Sunrise Facilities Amended and Restated Lease Agreement between Equitrans, L.P. and Sunrise Pipeline, L.L.C., as amended and restated as of October 25, 2012.	Filed as Exhibit 10.19 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2012.
10.18	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS between Equitrans, LP and EQT Energy, LLC, dated December 20, 2013, Contract No. EQTR 18679-852.	Filed as Exhibit 10.16 to Form 10-K (#001-35574) for the year ended December 31, 2013.
10.19	Sunrise Expansion Precedent Agreement, dated May 30, 2013, between Equitrans, LP and EQT Energy, LLC.	Filed as Exhibit 10.17 to Form 10-K (#001-35574) for the year ended December 31, 2013.
10.20
Jupiter Gas Gathering Agreement between EQT Production Company, EQT Energy LLC and EQT Gathering, LLC. Specific items in this exhibit, as marked by three asterisks (***), were omitted pursuant to a request for confidential treatment. The redacted material has been separately filed with the SEC.
Filed as Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.21	Precedent Agreement for Transportation Services, dated July 23, 2014, between Equitrans, LP and EQT Energy, LLC.	Filed as Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
10.22(a)*	Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of September 8, 2008 between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.22(a).
10.22(b)*	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement effective as of January 1, 2014 between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.22(b).
10.22(c)*	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement effective as of January 1, 201 between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.22(c).
10.23*	Amended and Restated Change of Control Agreement, dated as February 19, 2013, by and between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.23.
12.1	Ratio of Earnings to Fixed Charges.	Filed herewith as Exhibit 12.1.
21.1	List of Subsidiaries of EQT Midstream Partners, LP.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.

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
February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. PORGES	Chairman, President, and Chief Executive Officer	February 12, 2015
David L. Porges
(Principal Executive Officer)

/s/ PHILIP P. CONTI	Director, Senior Vice President and Chief Financial Officer	February 12, 2015
Philip P. Conti
(Principal Financial Officer)

/s/ THERESA Z. BONE	Vice President, Finance and Chief Accounting Officer	February 12, 2015
Theresa Z. Bone
(Principal Accounting Officer)

/s/ JULIAN M. BOTT	Director	February 12, 2015
Julian M. Bott

/s/ MICHAEL A. BRYSON	Director	February 12, 2015
Michael A. Bryson

/s/ RANDALL L. CRAWFORD	Director	February 12, 2015
Randall L. Crawford

/s/ LEWIS B. GARDNER	Director	February 12, 2015
Lewis B. Gardner

/s/ LARA E. WASHINGTON	Director	February 12, 2015
Lara E. Washington