Form 10-Q
period 2015-03-31
EQT Midstream Partners, LP
filed 2015-04-23
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of March 31, 2015, there were 70,707,706 Common Units and 1,443,015 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP (the Partnership) as net income plus interest expense, depreciation and amortization expense,  income tax expense (if applicable) and non-cash long-term compensation expense less other non-cash adjustments (if applicable), other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition.

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

omnibus agreement – the agreement, as amended, entered into among the Partnership, its general partner and EQT in connection with the Partnership's initial public offering pursuant to which EQT agreed to provide the Partnership with certain general and administrative services and a license to use the name “EQT” and related marks in connection with the Partnership’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between the Partnership and EQT.

throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations

FASB – Financial Accounting Standards Board
FERC – Federal Energy Regulatory Commission
GAAP – United States Generally Accepted Accounting Principles
IRS – Internal Revenue Service
SEC – Securities and Exchange Commission

Measurements

Btu = one British thermal unit
BBtu = billion British thermal units
Bcf   = billion cubic feet
Dth  =  million British thermal units
MMBtu = million British thermal units
Mcf = thousand cubic feet
MMcf  = million cubic feet
TBtu = trillion British thermal units
Tcfe = one trillion cubic feet equivalent

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended March 31,
	2015	2014
	(Thousands, except per unit amounts)
Operating revenues (2)	$154,811	$107,908
Operating expenses:
Operating and maintenance (3)	14,479	12,739
Selling, general and administrative (3)	15,653	12,555
Depreciation and amortization	11,927	9,997
Total operating expenses	42,059	35,291
Operating income	112,752	72,617
Other income	714	269
Interest expense (4)	11,457	5,655
Income before income taxes	102,009	67,231
Income tax expense	6,703	12,233
Net income	$95,306	$54,998

Calculation of limited partner interest in net income:
Net income	$95,306	$54,998
Less pre-acquisition net income allocated to parent	(11,106)	(20,143)
Less general partner interest in net income	(9,729)	(1,723)
Limited partner interest in net income	$74,471	$33,132

Net income per limited partner unit – basic	$1.18	$0.69
Net income per limited partner unit – diluted	$1.18	$0.69

Weighted average limited partner units outstanding – basic	63,211	47,819
Weighted average limited partner units outstanding – diluted	63,379	47,938

Cash distributions declared per unit (5)	$0.61	$0.49

(1)
Financial statements for the three months ended March 31, 2015 have been retrospectively recast to reflect the inclusion of the Northern West Virginia Marcellus gathering system (NWV Gathering). Financial statements for the three months ended March 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and the Jupiter natural gas gathering system (Jupiter). See Note B.

(2)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $106.6 million and $72.3 million for the three months ended March 31, 2015 and 2014, respectively. See Note D.

(3)
Operating and maintenance expense included charges from EQT of $7.6 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively.  Selling, general and administrative expense included charges from EQT of $12.8 million and $9.9 million for the three months ended March 31, 2015 and 2014, respectively.  See Note D.

(4)	Interest expense for the three months ended March 31, 2015 and 2014 included $5.9 million and $4.9 million, respectively, related to interest on a capital lease with an affiliate.

(5)	Represents the cash distributions declared related to the period presented. See Note I.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Cash Flows (Unaudited) (1)

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$95,306	$54,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,927	9,997
Deferred income taxes	2,998	3,494
Other income	(714)	(269)
Non-cash long-term compensation expense	566	978
Changes in other assets and liabilities:
Accounts receivable	32	(5,625)
Accounts payable	(4,784)	(243)
Due to/from EQT affiliates	12,623	(14,614)
Other assets and liabilities	(3,295)	(1,073)
Net cash provided by operating activities	114,659	47,643
Cash flows from investing activities:
Capital expenditures	(91,415)	(52,008)
MVP Interest Acquisition	(54,229)	—
NWV Gathering Acquisition – net assets from EQT	(386,791)	—
Net cash used in investing activities	(532,435)	(52,008)
Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	698,600	—
NWV Gathering Acquisition – purchase price in excess of net assets from EQT	(486,392)	—
Proceeds from short-term loans	390,000	110,000
Payments of short-term loans	(91,000)	—
Discount, debt issuance costs and credit facility fees	—	(2,020)
Sunrise Merger payment	—	(110,000)
Distributions paid to unitholders	(41,180)	(23,039)
Capital contributions	33	(118)
Net (distributions to) contributions from EQT	(23,866)	36,175
Capital lease principal payments	(4,477)	(948)
Net cash provided by financing activities	441,718	10,050

Net change in cash and cash equivalents	23,942	5,685
Cash and cash equivalents at beginning of period	126,175	18,363
Cash and cash equivalents at end of period	$150,117	$24,048

Cash paid during the period for:
Interest paid	$17,823	$4,866
Non-cash activity during the period for:
Increase in capital lease asset/obligation	$3,087	$3,625
Elimination of net deferred tax liabilities	80,741	—
Limited partner and general partner units issued for acquisitions	52,500	—
Settlement of current income taxes payable/(receivable) with EQT	3,705	(18,322)

(1)
Financial statements for the three months ended March 31, 2015 have been retrospectively recast to reflect the inclusion of NWV Gathering. Financial statements for the three months ended March 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and Jupiter. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
Consolidated Balance Sheets (Unaudited) (1)

	March 31, 2015	December 31, 2014
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$150,117	$126,175
Accounts receivable (net of allowance for doubtful accounts of $245 as of March 31, 2015 and $260 as of December 31, 2014)	16,461	16,492
Accounts receivable – affiliate	59,371	55,068
Other current assets	12,353	1,710
Total current assets	238,302	199,445

Property, plant and equipment	1,876,267	1,821,803
Less: accumulated depreciation	(226,914)	(216,486)
Net property, plant and equipment	1,649,353	1,605,317

Equity in nonconsolidated investments	45,886	—
Other assets	17,828	18,057
Total assets	$1,951,369	$1,822,819

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$21,562	$43,785
Due to related party	30,101	33,342
Short-term loans	299,000	—
Accrued interest	3,596	8,338
Accrued liabilities	4,535	9,055
Total current liabilities	358,794	94,520

Deferred income taxes	—	78,583
Long-term debt	492,825	492,633
Lease obligation	144,794	143,828
Other long-term liabilities	7,872	7,111
Total liabilities	1,004,285	816,675

Partners’ capital:
Predecessor equity	—	315,105
Common units (70,707,706 and 43,347,452 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	988,727	1,647,910
Subordinated units (17,339,718 units issued and outstanding at December 31, 2014)	—	(929,374)
General partner interest (1,443,015 and 1,238,514 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	(41,643)	(27,497)
Total partners’ capital	947,084	1,006,144
Total liabilities and partners’ capital	$1,951,369	$1,822,819

(1)          Financial statements as of December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Partners’ Capital (Unaudited) (1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2014	$310,861	$818,431	$(175,996)	$1,753	$955,049
Net income	20,143	21,116	12,016	1,723	54,998
Capital contribution	—	102	58	3	163
Equity-based compensation plans	—	1,060	—	—	1,060
Distributions to unitholders	—	(14,016)	(7,976)	(1,047)	(23,039)
Net contributions from EQT	17,853	—	—	—	17,853
Balance at March 31, 2014	$348,857	$826,693	$(171,898)	$2,432	$1,006,084

Balance at January 1, 2015	$315,105	$1,647,910	$(929,374)	$(27,497)	$1,006,144
Net income	11,106	74,471	—	9,729	95,306
Capital contribution	—	209	—	4	213
Equity-based compensation plans	—	571	—	33	604
Distributions to unitholders	—	(25,142)	(10,057)	(5,981)	(41,180)
Conversion of subordinated units to common units (2)	—	(939,431)	939,431	—	—
Net distributions to EQT	(23,866)	—	—	—	(23,866)
Proceeds from equity offering, net of offering costs	—	696,681	—	1,919	698,600
Elimination of net current and deferred tax liabilities	84,446	—	—	—	84,446
NWV Gathering net assets from EQT	(386,791)	—	—	—	(386,791)
Issuance of units	—	38,910	—	13,590	52,500
Purchase price in excess of net assets from EQT	—	(505,452)	—	(33,440)	(538,892)
Balance at March 31, 2015	$—	$988,727	$—	$(41,643)	$947,084

(1)
Financial statements for the three months ended March 31, 2015 have been retrospectively recast to reflect the inclusion of NWV Gathering. Financial statements for the three months ended March 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and Jupiter. See Note B.

(2)
All subordinated units were converted to common units on a one-for-one basis on February 17, 2015. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on January 1, 2015. See Note H.

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

Limited Partner and General Partner Units

The following table summarizes common, subordinated and general partner units issued January 1, 2014 through March 31, 2015.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2014	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
Balance at March 31, 2015	70,707,706	—	1,443,015	72,150,721

See Note H for discussion of the conversion of the subordinated units in February 2015. Additionally in February 2015, the Partnership issued 21,063 common units under the 2014 EQM Value Driver Award (2014 EQM VDA). As a result, EQT purchased 430 general partner units to maintain its 2.0% general partner interest.

On March 17, 2015, the Partnership completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. The Partnership received net proceeds of approximately $696.7 million after deducting the underwriters' discount and offering expenses which were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition (defined in Note B). As a result of the sale of the additional common units, EQT purchased 25,255 general partner units for approximately $1.9 million to maintain its 2.0% general partner interest.

As of March 31, 2015, EQT owned a 32.2% equity interest in the Partnership, which included 21,811,643 common units and 1,443,015 general partner units.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of the Partnership as of March 31, 2015 and December 31, 2014, the results of its operations, cash flows and partners' capital for the three months ended March 31, 2015 and 2014. Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

NWV Gathering and Jupiter were businesses and the NWV Gathering and Jupiter Acquisitions (defined in Note B) were transactions between entities under common control; therefore, the Partnership recorded the assets and liabilities of NWV Gathering and Jupiter at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital.  The Partnership recast its consolidated financial statements to retrospectively reflect the NWV Gathering Acquisition and Jupiter Acquisition as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Partnership had owned them during the periods reported.

Due to the seasonal nature of the Partnership’s utility customer contracts, the interim statements for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Partnership’s Current Report on Form 8-K, as filed on April 1, 2015, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most of the existing revenue recognition requirements in United States GAAP when it becomes effective. The guidance in ASU No. 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is not permitted. The Partnership is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures (e.g. collateralized debt obligations, collateralized loan obligations and mortgage-backed security transactions). The ASU will be effective for fiscal years beginning after December 15, 2015. The Partnership is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard requires an entity to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU No. 2015-03 is effective for public entities for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early adoption is permitted. The Partnership has adopted this standard.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments will be effective for fiscal years beginning after December 15, 2015. The Partnership is currently evaluating the impact this standard will have on its financial statements and related disclosures.

B.                                    Acquisitions

NWV Gathering Acquisition

On March 10, 2015, the Partnership entered into a contribution and sale agreement (Contribution Agreement) pursuant to which, on March 17, 2015, EQT contributed NWV Gathering to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of the Partnership (the NWV Gathering Acquisition). The Partnership paid total consideration of $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 common units of the Partnership and 178,816 general partner units of the Partnership. The cash portion of the purchase price was funded with net proceeds from the equity offering described in Note A and borrowings under the Partnership's credit facility.

On April 15, 2015, pursuant to the Contribution Agreement, the Partnership acquired a preferred interest in EQT Energy Supply, LLC, an indirect wholly owned subsidiary of EQT that generates revenue from services provided to a local distribution company, from EQT for approximately $124.3 million.

MVP Interest Acquisition

On March 30, 2015, the Partnership assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of EQT that owns an approximately 55% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture) for approximately $54.2 million (MVP Interest Acquisition), which represented the Partnership's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP) project, an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia.  The MVP project is subject to FERC approval.  The voluntary pre-filing process with the FERC began in October 2014 and the pipeline is expected to be in-service during the fourth quarter of 2018. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of MVP. The Partnership is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. The Partnership accounted for the MVP Interest beginning on the date it was assumed from EQT as an equity method investment. On March 11, 2015, the MVP Joint Venture announced that WGL Holdings, Inc. and Vega Energy Partners, Ltd. had acquired 7% and 3% ownership interests, respectively, in the MVP Joint Venture. As a result, the Partnership will be reimbursed $8.3 million of capital contributions and this reimbursement has been reflected in the consolidated balance sheet as a receivable and a corresponding reduction in the investment in the MVP Joint Venture to $45.9 million as of March 31, 2015.

Jupiter Acquisition

On April 30, 2014, the Partnership, its general partner, EQM Gathering and EQT Gathering, LLC (EQT Gathering), a wholly owned subsidiary of EQT entered into a contribution agreement pursuant to which, on May 7, 2014, EQT Gathering contributed to EQM Gathering certain assets constituting the Jupiter natural gas gathering system (Jupiter Acquisition). The aggregate consideration paid by the Partnership to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 common units and 262,828 general partner units of the Partnership. The cash portion of the purchase price was funded with the net proceeds from an equity offering of common units and borrowings under the Partnership’s credit facility.

NWV Gathering and Jupiter were businesses and the related acquisitions were transactions between entities under common control; therefore, the Partnership recast its consolidated financial statements to retrospectively reflect these transactions as discussed in Note A.

C.                                    Financial Information by Business Segment

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. The Partnership reports its operations in two segments, which reflect its lines of business. Transmission and storage includes the Partnership’s FERC-regulated interstate pipeline and storage business. Gathering includes high-pressure gathering lines and the FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to the Partnership’s operating income. All of the Partnership’s operating revenues, income from operations and assets are generated or located in the United States.

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$79,361	$59,317
Gathering	75,450	48,591
Total	$154,811	$107,908

Operating income:
Transmission and storage	$57,290	$42,037
Gathering	55,462	30,580
Total operating income	$112,752	$72,617

Reconciliation of operating income to net income:
Other income	714	269
Interest expense	11,457	5,655
Income tax expense	6,703	12,233
Net income	$95,306	$54,998

	March 31, 2015	December 31, 2014
	(Thousands)
Segment assets:
Transmission and storage	$936,265	$928,864
Gathering	808,233	765,090
Total operating segments	1,744,498	1,693,954
Headquarters, including cash	206,871	128,865
Total assets	$1,951,369	$1,822,819

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Depreciation and amortization:
Transmission and storage	$6,768	$6,159
Gathering	5,159	3,838
Total	$11,927	$9,997

Expenditures for segment assets:
Transmission and storage	$21,462	$14,001
Gathering	36,269	34,449
Total (1)	$57,731	$48,450

 (1)  The Partnership accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $17.4 million and $12.6 million at March 31, 2015 and March 31, 2014, respectively. Additionally, the Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

D.                        Related-Party Transactions

In the ordinary course of business, the Partnership has transactions with affiliated companies. The Partnership has various contracts with affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

The Partnership has various agreements with EQT. Pursuant to an omnibus agreement, EQT performs centralized corporate, general and administrative services for the Partnership, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, the Partnership reimburses EQT for the expenses incurred in providing these services. The omnibus agreement further requires that the Partnership reimburse EQT for the Partnership’s allocable portion of the premiums on any insurance policies covering the Partnership’s assets. Effective January 1, 2015, the Partnership amended the omnibus agreement to provide for reimbursement by the Partnership of direct and indirect costs and expenses attributable to EQT's long-term incentive programs as these plans will be utilized to compensate and retain EQT employees who provide services to the Partnership.

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

E.                        Income Taxes

As a result of its limited partnership structure, the Partnership is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders; accordingly, the Partnership does not record a provision for income taxes. As discussed in Note B, the Partnership completed the NWV Gathering Acquisition on March 17, 2015 and the Jupiter Acquisition on May 7, 2014, each of which was a transaction between entities under common control. Prior to these transactions, the income from NWV Gathering and Jupiter was included in EQT’s consolidated federal tax return; therefore, the NWV Gathering and Jupiter financial statements included U.S. federal and state income tax.  The income tax effects associated with the operations of NWV Gathering and Jupiter prior to the NWV Gathering and the Jupiter Acquisitions are reflected in the Partnership’s consolidated financial statements for those periods. In the first quarter of 2015, approximately $84.4 million of net current and deferred income tax liabilities were eliminated through equity related to NWV Gathering.

F.                         Debt

The Partnership has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

On March 17, 2015, the Partnership borrowed $390 million on its credit facility to fund a portion of the purchase price of the NWV Gathering Acquisition. On March 27, 2015, after the underwriters exercised their option to purchase additional common units, the Partnership repaid $91 million of its outstanding balance on the credit facility. As of March 31, 2015, the Partnership had $299 million outstanding on the credit facility. There were no amounts outstanding as of December 31, 2014. The maximum amount of the Partnership’s outstanding short-term loans at any time during the three months ended March 31, 2015 and 2014 was $390 million and $110 million, respectively. The average daily balance of short-term loans outstanding was approximately $60 million and $93 million for the three months ended March 31, 2015 and 2014, respectively. Interest was incurred on the loans at a weighted average annual interest rate of 1.68% and 1.72% for the three months ended March 31, 2015 and 2014, respectively.

G.    Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under the Partnership's credit facility approximates fair value as the interest rates are based on prevailing market rates. As of March 31, 2015, the estimated fair value of long-term debt was approximately $498 million and the carrying value of long-term debt was approximately $493 million.

H.                       Net Income per Limited Partner Unit

The table below presents the Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to NWV Gathering for periods prior to March 17, 2015 and to Jupiter for periods prior to May 7, 2014 were not allocated to the limited partners for purposes of calculating net income per limited partner unit.

The phantom units granted to the independent directors of the Partnership’s general partner will be paid in common units on a director’s termination of service on the general partner’s Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 13,470 and 10,861 phantom unit awards were included in the calculation of basic weighted average limited partner units outstanding for the three months ended March 31, 2015 and 2014, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled 168,169 and 118,642 for the three months ended March 31, 2015 and 2014, respectively.

Conversion of subordinated units. From its inception through December 31, 2014, the Partnership paid equal distributions on common, subordinated and general partner units, excluding payments on the incentive distribution rights. Upon payment of the cash distribution for the fourth quarter of 2014, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on February 17, 2015, the 17,339,718 subordinated units converted into common units on a one-for-one basis. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on January 1, 2015. The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

	Three Months Ended March 31,
	2015	2014
	(Thousands, except per unit data)
Net income	$95,306	$54,998
Less:
Pre-acquisition net income allocated to parent	(11,106)	(20,143)
General partner interest in net income – 2%	(1,684)	(697)
General partner interest in net income attributable to incentive distribution rights	(8,045)	(1,026)
Limited partner interest in net income	$74,471	$33,132

Net income allocable to common units - basic	$74,471	$21,116
Net income allocable to subordinated units - basic	—	12,016
Limited partner interest in net income - basic	$74,471	$33,132

Net income allocable to common units – diluted	$74,471	$21,125
Net income allocable to subordinated units – diluted	—	12,007
Limited partner interest in net income – diluted	$74,471	$33,132

Weighted average limited partner units outstanding – basic
Common units	63,211	30,479
Subordinated units	—	17,340
Total	63,211	47,819

Weighted average limited partner units outstanding – diluted
Common units	63,379	30,598
Subordinated units	—	17,340
Total	63,379	47,938

Net income per limited partner unit – basic
Common units	$1.18	$0.69
Subordinated units	—	0.69
Total	$1.18	$0.69

Net income per limited partner unit – diluted
Common units	$1.18	$0.69
Subordinated units	—	0.69
Total	$1.18	$0.69

I.                          Subsequent Events

On April 15, 2015, pursuant to the Contribution Agreement, the Partnership acquired a preferred interest in EQT Energy Supply, LLC, an indirect wholly owned subsidiary of EQT that generates revenue from services provided to a local distribution company, from EQT for approximately $124.3 million.

On April 21, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2015 of $0.61 per common unit, $1.0 million to the general partner related to its 2% general partner interest and $8.1 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on May 15, 2015 to unitholders of record at the close of business on May 5, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (EQT Midstream Partners or the Partnership) is a growth-oriented Delaware limited partnership. The Partnership’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of the Northern West Virginia Marcellus gathering system (NWV Gathering), which was acquired on March 17, 2015 (NWV Gathering Acquisition), and the Jupiter natural gas gathering system (Jupiter), which was acquired on May 7, 2014 (Jupiter Acquisition), as these were businesses and the transactions were between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of the Partnership and its subsidiaries, including guidance regarding the Partnership’s transmission and storage and gathering revenue and volume growth; revenue projections; the weighted average contract life of transmission, storage and gathering contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP joint venture; natural gas production growth in the Partnership’s operating areas for EQT Corporation and third parties; asset acquisitions, including the Partnership’s ability to complete asset acquisitions from EQT Corporation or third parties; the amount and timing of distributions, including expected increases; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT Corporation; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The Partnership has based these forward-looking statements on current expectations and assumptions about future events.  While the Partnership considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Partnership’s control. The risks and uncertainties that may affect the operations, performance and results of the Partnership’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

EXECUTIVE OVERVIEW

On March 10, 2015, the Partnership entered into a contribution and sale agreement (Contribution Agreement) pursuant to which, on March 17, 2015, EQT contributed NWV Gathering to EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of the Partnership. The Partnership paid total consideration of $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 common units of the Partnership and 178,816 general partner units of the Partnership.

On March 17, 2015, the Partnership completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. The Partnership received net proceeds of approximately $696.7 million after deducting the underwriters' discount and offering expenses which were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition.

On March 30, 2015, the Partnership assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of EQT that owns an approximately 55% interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture) for approximately $54.2 million (MVP Interest Acquisition), which represents the Partnership's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015.

On April 15, 2015, pursuant to the Contribution Agreement, the Partnership acquired a preferred interest in EQT Energy Supply, LLC, an indirect wholly owned subsidiary of EQT that generates revenue from services provided to a local distribution company, from EQT for approximately $124.3 million.

The Partnership declared a cash distribution to unitholders of $0.61 per unit on April 21, 2015, which represents a 5% increase over the previous distribution paid on February 13, 2015 of $0.58 per unit.

For the three months ended March 31, 2015, the Partnership reported net income of $95.3 million compared to $55.0 million for the three months ended March 31, 2014. The increase resulted from higher gathering revenues of $26.9 million and increased transmission and storage revenues of $20.0 million, both related to production development in the Marcellus Shale.  These items were partly offset by a $6.8 million increase in operating expenses and higher interest expense primarily related to the Partnership's long-term debt issued in August 2014.

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

TRANSMISSION AND STORAGE

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$68,183	$47,997	42.1
Volumetric based fee revenues:
Usage fees under firm contracts(1)	8,933	9,025	(1.0)
Usage fees under interruptible contracts	2,245	2,295	(2.2)
Total volumetric based fee revenues	11,178	11,320	(1.3)
Total operating revenues	79,361	59,317	33.8
Operating expenses:
Operating and maintenance	7,256	5,158	40.7
Selling, general and administrative	8,047	5,963	34.9
Depreciation and amortization	6,768	6,159	9.9
Total operating expenses	22,071	17,280	27.7
Operating income	$57,290	$42,037	36.3

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,025	1,338	51.3
Volumetric based services(2)	213	262	(18.7)
Total transmission pipeline throughput	2,238	1,600	39.9

Contracted firm transmission reservation commitments (BBtu per day)	2,947	2,004	47.1

Capital expenditures	$21,462	$14,001	53.3

(1) Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.

(2) Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Transmission and storage revenues increased as a result of higher firm reservation fees of $20.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, reflecting increased production development in the Marcellus Shale by third party and affiliate producers.

Operating expenses increased by $4.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses associated with increased throughput and higher allocations, including personnel costs, from EQT.  Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT including incentive compensation. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

GATHERING

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$54,258	$—	N/A
Volumetric based fee revenues:
Usage fees under firm contracts(1)	9,432	—	N/A
Usage fees under interruptible contracts	11,760	48,591	(75.8)
Total volumetric based fee revenues	21,192	48,591	(56.4)
Total operating revenues	75,450	48,591	55.3
Operating expenses:
Operating and maintenance	7,223	7,581	(4.7)
Selling, general and administrative	7,606	6,592	15.4
Depreciation and amortization	5,159	3,838	34.4
Total operating expenses	19,988	18,011	11.0
Operating income	$55,462	$30,580	81.4

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,046	—	N/A
Volumetric based services(2)	441	954	(53.8)
Total gathered volumes	1,487	954	55.9

Capital expenditures	$36,269	$34,449	5.3

(1) Includes fees on volumes gathered in excess of firm contracted capacity.

(2) Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Gathering revenues increased as a result of higher affiliate volumes gathered for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The Partnership significantly increased gathering revenues under firm reservation contracts in the first quarter of 2015 compared to 2014 as a result of the NWV Gathering and Jupiter Acquisitions, consistent with its business strategy.

Operating expenses increased by $2.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in selling, general and administrative expense primarily resulted from increased transaction costs of $0.7 million incurred by the Partnership in connection with the NWV Gathering Acquisition and increased allocations from EQT.  The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Interest expense increased by $5.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily related to interest of $5.0 million incurred on long-term debt issued in August 2014 and increased interest related to the AVC facilities capital lease.

Income tax expense was $6.7 million and $12.2 million for the three months ended March 31, 2015 and 2014, respectively. The Partnership is not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition on March 17, 2015 and the Jupiter Acquisition on May 7, 2014 were transactions between entities under common control for which the consolidated financial statements of the Partnership have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering and Jupiter operations prior to the NWV Gathering Acquisition and the Jupiter Acquisition are reflected in the consolidated financial statements as NWV Gathering and Jupiter were previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from the timing of the acquisitions.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

The Partnership defines adjusted EBITDA as net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less non-cash adjustments (if applicable), other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition. The Partnership defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of expected reimbursements.  Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of the Partnership’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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

Reconciliation of Non-GAAP Measures

The following table presents a reconciliation of the non-GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Net income	$95,306	$54,998
Add:
Interest expense	11,457	5,655
Depreciation and amortization expense	11,927	9,997
Income tax expense	6,703	12,233
Non-cash long-term compensation expense	566	978
Less:
Other income	(714)	(269)
Capital lease payments for AVC (1)	(8,844)	(6,979)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	(25,237)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	(19,841)	(10,287)
Adjusted EBITDA	$96,560	$41,089
Less:
Interest expense, excluding capital lease interest	(5,532)	(717)
Ongoing maintenance capital expenditures, net of expected reimbursements (4)	(1,047)	(1,481)
Distributable cash flow	$89,981	$38,891

Net cash provided by operating activities	$114,659	$47,643
Adjustments:
Interest expense	11,457	5,655
Current tax expense	3,705	8,739
Capital lease payments for AVC (1)	(8,844)	(6,979)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	(25,237)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	(19,841)	(10,287)
Other, including changes in working capital	(4,576)	21,555
Adjusted EBITDA	$96,560	$41,089

(1)   Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.

(2)   Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from the Partnership’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to the Partnership’s acquisition;  therefore, they were not amounts that could have been distributed to the Partnership’s unitholders.  Adjusted EBITDA attributable to Jupiter for the three months ended March 31, 2014 was calculated as net income of $14.6 million plus depreciation and amortization expense of $1.5 million plus income tax expense of $9.1 million.

(3)   Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from the Partnership’s adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to the Partnership’s acquisition;  therefore, they were not amounts that could have been distributed to the Partnership’s unitholders.  Adjusted EBITDA attributable to NWV Gathering for the three months ended March 31, 2015 and 2014 was calculated as net income of $11.1 million and $5.5 million, respectively, plus depreciation and amortization expense of $2.0 million and $1.6 million, respectively, plus income tax expense of $6.7 million and $3.2 million, respectively.

(4)
For the three months ended March 31, 2015, ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance of $0.3 million attributable to NWV Gathering prior to acquisition. Additionally, it excludes

$0.2 million and $0.2 million, respectively, of ongoing maintenance capital expenditures that the Partnership expects to be reimbursed or that was reimbursed by EQT under the terms of the omnibus agreement for the three months ended March 31, 2015 and 2014.

Adjusted EBITDA increased by $55.5 million primarily a result of higher operating income due to increased firm reservation fee revenues related to production development in the Marcellus Shale and the Jupiter Acquisition, which resulted in Jupiter EBITDA subsequent to the transaction being reflected in adjusted EBITDA. Distributable cash flow increased by $51.1 million mainly attributable to the increase in adjusted EBITDA which was partly offset by an increase in interest expense, excluding capital lease interest.

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

The Partnership expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and other third-party producers:

•
Third-Party Projects. In 2015, the Partnership expects to invest approximately $25 million to complete a transmission project for Antero Resources (Antero) which is expected to be in service by mid-2015. The Partnership will also invest approximately $40 million in 2015 in gathering infrastructure for third-party producers. This gathering infrastructure will primarily support Range Resources' production development in eastern Washington County, Pennsylvania under an agreement signed in 2014.

•
Gathering System Expansions. The Partnership expects capital expenditures of approximately $100 million in 2015 related to expansion in the Jupiter development area that will raise total firm gathering capacity in that area to 775 MMcf per day. The Jupiter expansion is fully subscribed and is expected to be in service by year-end 2015. In addition, the Partnership expects to invest a total of approximately $370 million, of which approximately $65 million is expected to be spent during 2015, related to expansion in the NWV Gathering development area. These expenditures are part of an additional fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area to 640 MMcf per day by year-end 2017.

•
Ohio Valley Connector. The Ohio Valley Connector (OVC) includes a 36-mile pipeline that will extend the Partnership's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. The Partnership submitted the OVC certificate application, which also includes related Equitrans transmission expansion projects, to the FERC in December of 2014 and anticipates receiving the certificate in the second half of 2015. Subject to FERC approval, construction is scheduled to begin in the third quarter of 2015 and the pipeline is expected to be in-service by mid-year 2016. The OVC will provide approximately 850 BBtu per day of transmission capacity and the greenfield portion is estimated to cost approximately $300 million, of which $120 million to $130 million is expected to be spent in 2015. The Partnership has entered into a 20-year precedent agreement for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Transmission Expansion Projects. The Partnership also plans to begin several multi-year transmission expansion projects to support the continued growth of the Marcellus and Utica development. The projects may include pipeline looping, compression installation and new pipeline segments, which combined are expected to increase transmission capacity by approximately 1.0 Bcf per day by year-end 2017. The Partnership expects to invest a total of approximately $400 million, of which approximately $25 million is expected to be spent during 2015.

•
Mountain Valley Pipeline. On March 30, 2015, the Partnership assumed EQT's 55% interest in the MVP Joint Venture, a joint venture with affiliates of each of NextEra Energy, Inc., WGL Holdings, Inc. and Vega Energy Partners, Ltd. The Partnership also assumed the role of operator of the Mountain Valley Pipeline (MVP) to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42" in diameter and a minimum capacity of 2.0 Bcf per day, and will extend from the Partnership's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding allowance for funds used during construction, with the Partnership funding its proportionate share through capital contributions made to the joint venture. In 2015, the Partnership's capital contributions are expected to be approximately $105 million to $115 million and will be primarily in support of environmental and land assessments, design work and materials. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The joint venture has secured a total of 2.0 Bcf per day of 20 year firm capacity commitments and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope and total capacity has not yet been determined; however, the voluntary pre-filing process with the FERC began in October 2014. The pipeline, which is subject to FERC approval, is expected to be in-service during the fourth quarter of 2018.

In connection with the NWV Gathering Acquisition, the Partnership assumed two firm gathering agreements. Each agreement has a ten year term (with year-to-year rollovers), beginning on March 1, 2015. The Partnership anticipates future expansion projects which are expected to increase firm gathering capacity. The gathering agreements for the additional firm gathering capacity associated with the expansion projects will include separate ten year terms (with year-to-year rollovers). After the gathering expansion and other capital projects scheduled to be completed by 2018 have been placed into service, revenue from all of the Partnership's firm gathering agreements is expected to be approximately $360 million annually.

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

Operating Activities

The increase in net cash provided by operating activities of $67.0 million was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, and timing of payments between the two periods.

Investing Activities

The increase in net cash used in investing activities of $480.4 million was primarily attributable to the acquisition of the NWV Gathering net assets from EQT and the MVP Interest Acquisition as well as the following expansion projects: the OVC project, the Jupiter gathering expansion and the Antero project. See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $441.7 million for the first three months of 2015 compared to $10.1 million for the first three months of 2014.  Cash inflows for the first three months of 2015 from the equity offering and net short-term loans were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to unitholders. Cash inflows for the first three months of 2014 related to short-term loans and net contributions from EQT and were largely offset by the Sunrise Merger payment and distributions to unitholders.

Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. Capital expenditures for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Thousands)
Expansion capital expenditures	$55,494	$46,306
Maintenance capital expenditures:
Ongoing maintenance	1,597	1,579
Funded regulatory compliance	640	565
Total maintenance capital expenditures	2,237	2,144
Total capital expenditures (1)	$57,731	$48,450

(1)        The Partnership accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $17.4 million and $12.6 million at March 31, 2015 and March 31, 2014, respectively. Additionally, the Partnership capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Expansion capital expenditures increased by $9.2 million primarily due to expenditures related to the OVC project, the Jupiter gathering expansion and the Antero project.

In 2015, expansion capital expenditures and MVP capital contributions are expected to total $475 million to $505 million and ongoing maintenance capital expenditures, net of expected reimbursements, are expected to be approximately $25 million to $30 million. The Partnership’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially with respect to the OVC project and MVP capital contributions. Maintenance related capital expenditures are also expected to vary quarter to quarter. The Partnership expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under the Partnership’s credit facility, debt offerings and the issuance of additional partnership units. The Partnership does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Form 10-Q.

Short-term Borrowings

The Partnership has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows the Partnership to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. The Partnership has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. The Partnership’s obligations under the revolving portion of the credit facility are unsecured.

The Partnership’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, the Partnership is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of March 31, 2015, the Partnership was in compliance with all credit facility provisions and covenants.

On March 17, 2015, the Partnership borrowed $390 million on its credit facility for the NWV Gathering Acquisition. On March 27, 2015, after the underwriters exercised their option to purchase additional common units, the Partnership repaid $91 million of its outstanding balance on the credit facility. The Partnership had $299 million outstanding on the credit facility as of March 31, 2015.

Security Ratings

The table below sets forth the credit ratings for debt instruments of the Partnership at March 31, 2015. Changes in credit ratings may affect the Partnership’s cost of future borrowings (including interest rates and fees under its credit facility) and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s Ratings Services	BBB-	Stable
Fitch Ratings	BBB-	Stable

The Partnership’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. The Partnership cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade the Partnership’s ratings, particularly below investment grade, the Partnership’s access to the capital markets may be limited, borrowing costs could increase, counterparties may request additional assurances and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated BBB- or higher by S&P, Baa3 or higher by Moody’s or BBB- or higher by Fitch. Anything below these ratings, including the Partnership's current credit rating of Ba1 by Moody's, is considered non-investment grade. Having a non-investment grade rating may result in greater borrowing costs and collateral requirements than would be available to the Partnership if all its credit ratings were investment grade.

Distributions

A cash distribution to unitholders of $0.58 per limited partner unit was paid on February 13, 2015 related to the fourth quarter of 2014. On April 21, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2015 of $0.61 per common unit, $1.0 million to the general partner related to its 2% general partner interest and $8.1 million to the general partner related to its incentive distribution rights. The cash distribution will be paid on May 15, 2015 to unitholders of record at the close of business on May 5, 2015.

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

Off-Balance Sheet Arrangements

In December 2014, EQT issued a $130 million performance guarantee (the Original MVP Guarantee) in connection with the obligations of MVP Holdco to fund its proportionate share of the construction budget for MVP. Upon the transfer of EQT's interest in MVP Holdco to the Partnership on March 30, 2015, the Partnership entered into a performance guarantee to provide performance assurances for the MVP in an amount and on the terms and conditions similar to the Original MVP Guarantee. The Original MVP Guarantee was concurrently terminated. Upon the FERC’s initial release to begin construction of the MVP, the Partnership's guarantee will terminate, and the Partnership will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget.

Critical Accounting Policies

The Partnership’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014 contained in the Partnership’s Current Report on Form 8-K as filed on April 1, 2015 and are incorporated herein by reference.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Partnership’s consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for the period ended March 31, 2015.  The application of the Partnership’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest the Partnership earns on cash, cash equivalents and short-term investments and the interest rates the Partnership pays on borrowings on its credit facility. The Partnership's long-term borrowings are fixed rate and thus do not expose the Partnership to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of the Partnership's fixed rate debt. See Note F to the consolidated financial statements for further discussion of the Partnership's borrowings and Note G to the consolidated financial statements for a discussion of fair value measurements. The Partnership may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

The Partnership is exposed to credit risk. Credit risk is the risk that the Partnership may incur a loss if a counterparty fails to perform under a contract. The Partnership manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, the Partnership may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. The Partnership’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, the Partnership is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of the Partnership’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. The Partnership has historically experienced only minimal credit losses in connection with its receivables. Approximately 39% and 41% of the Partnership’s third party accounts receivable balances as of March 31, 2015 and December 31, 2014, respectively, represent amounts due from marketers. The Partnership is also exposed to the credit risk of EQT, its largest customer. In connection with the Partnership's IPO, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At March 31, 2015, EQT’s public senior debt had an investment grade credit rating.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes from the risk factors previously disclosed in the Partnership’s Annual Report on Form 10-K.

Item 6. Exhibits

2.1
Contribution and Sale Agreement, dated March 10, 2015, by and among EQT Gathering, LLC, EQT Energy Supply Holdings, LP, EQT Energy, LLC, EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Corporation.  EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the Securities and Exchange Commission upon request.

10.1	Amendment No. 1 to Omnibus Agreement, effective as of January 1, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.
10.2
Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

10.3	Assignment and Assumption Agreement, dated March 30, 2015, by and among EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC.
10.4
Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

10.5
Gas Gathering Agreement for the WG-100 Gas Gathering System, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.

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
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  April 23, 2015

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
2.1
Contribution and Sale Agreement, dated March 10, 2015, by and among EQT Gathering, LLC, EQT Energy Supply Holdings, LP, EQT Energy, LLC, EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Corporation.  EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the Securities and Exchange Commission upon request.
Filed as Exhibit 2.1 to Form 8-K (#001-35574) filed March 10, 2015 which is incorporated herein by reference.
10.1	Amendment No. 1 to Omnibus Agreement, effective as of January 1, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Filed as Exhibit 10.1 to Form 8-K (#001-35574) filed on March 17, 2015 which is incorporated herein by reference.
10.2
Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.
Filed as Exhibit 10.1 to Form 8-K (#001-35574) filed on March 31, 2015 which is incorporated herein by reference.
10.3	Assignment and Assumption Agreement, dated March 30, 2015, by and among EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC.	Filed herewith as Exhibit 10.3.
10.4
Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.
Filed as Exhibit 10.2 to Form 8-K (#001-35574) filed on March 31, 2015 which is incorporated herein by reference.
10.5
Gas Gathering Agreement for the WG-100 Gas Gathering System, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those terms has been requested. The redacted material has been separately filed with the Securities and Exchange Commission.
Filed as Exhibit 10.3 to Form 8-K (#001-35574) filed on March 31, 2015 which is incorporated herein by reference.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith as Exhibit 32
101	Interactive Data File	Filed herewith as Exhibit 101