Form 10-Q
period 2015-09-30
EQT Midstream Partners, LP
filed 2015-10-22
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of September 30, 2015, there were 71,535,681 Common Units and 1,443,015 General Partner Units outstanding.

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
IPO – Initial Public Offering
IRS – Internal Revenue Service
NYSE – New York Stock Exchange
SEC – Securities and Exchange Commission

Measurements

Btu = one British thermal unit
BBtu = billion British thermal units
Bcf   = billion cubic feet
Dth  =  dekatherm or million British thermal units
MMBtu = million British thermal units
Mcf = thousand cubic feet
MDth = thousand dekatherms
MMcf  = million cubic feet
TBtu = trillion British thermal units
Tcfe = one trillion cubic feet equivalent

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Operating revenues (2)	$148,789	$120,922	$448,213	$338,157
Operating expenses:
Operating and maintenance (3)	18,456	13,837	50,167	40,202
Selling, general and administrative (3)	14,205	12,674	43,585	38,094
Depreciation and amortization	13,217	12,545	37,402	32,978
Total operating expenses	45,878	39,056	131,154	111,274
Operating income	102,911	81,866	317,059	226,883
Equity income (4)	753	—	1,147	—
Other income	1,716	806	3,599	1,634
Interest expense (5)	11,264	8,660	34,361	20,944
Income before income taxes	94,116	74,012	287,444	207,573
Income tax expense	—	6,311	6,703	25,906
Net income	$94,116	$67,701	$280,741	$181,667

Calculation of limited partner interest in net income:
Net income	$94,116	$67,701	$280,741	$181,667
Less pre-acquisition net income allocated to parent	—	(11,168)	(11,106)	(43,701)
Less general partner interest in net income	(14,515)	(4,540)	(36,153)	(9,055)
Limited partner interest in net income	$79,601	$51,993	$233,482	$128,911

Net income per limited partner unit – basic	$1.12	$0.86	$3.44	$2.38
Net income per limited partner unit – diluted	$1.12	$0.85	$3.44	$2.37

Weighted average limited partner units outstanding – basic	70,929	60,699	67,800	54,259
Weighted average limited partner units outstanding – diluted	71,086	60,827	67,960	54,384

Cash distributions declared per unit (6)	$0.675	$0.55	$1.925	$1.56

(1)
Financial statements for the nine months ended September 30, 2015 and the three months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of the Northern West Virginia Marcellus gathering system (NWV Gathering). Financial statements for the nine months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and the Jupiter natural gas gathering system (Jupiter). See Note B.

(2)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $111.6 million and $86.7 million for the three months ended September 30, 2015 and 2014, respectively, and $325.9 million and $233.9 million for the nine months ended September 30, 2015 and 2014, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $9.0 million and $7.7 million for the three months ended September 30, 2015 and 2014, respectively, and $25.6 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Selling, general and administrative expense included charges from EQT of $12.1 million and $10.8 million for the three months ended September 30, 2015 and 2014, respectively, and $37.2 million and $31.2 million for the nine months ended September 30, 2015 and 2014, respectively.  See Note E.

(4)	Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC, which is a related party.

(5)
Interest expense included interest on a capital lease with an affiliate of $5.6 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively, and $17.4 million and $15.0 million for the nine months ended September 30, 2015 and 2014, respectively.

(6)	Represents the cash distributions declared related to the period presented. See Note J.
The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2015	2014
	(Thousands)
Cash flows from operating activities:
Net income	$280,741	$181,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,402	32,978
Deferred income taxes	2,998	13,745
Equity income	(1,147)	—
Other income	(3,599)	(1,634)
Non-cash long-term compensation expense	1,133	2,584
Changes in other assets and liabilities:
Accounts receivable	3,306	(4,241)
Accounts payable	1,577	14,440
Due to/from EQT affiliates	(3,450)	(31,748)
Other assets and liabilities	902	3,938
Net cash provided by operating activities	319,863	211,729
Cash flows from investing activities:
Capital expenditures	(304,567)	(230,449)
MVP Interest Acquisition and capital contributions	(76,037)	—
Acquisitions – net assets from EQT	(386,791)	(168,198)
Purchase of preferred interest in EQT Energy Supply, LLC	(124,317)	—
Net cash used in investing activities	(891,712)	(398,647)
Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	760,731	902,467
Acquisitions – purchase price in excess of net assets from EQT	(486,392)	(952,802)
Proceeds from short-term loans	561,500	450,000
Payments of short-term loans	(211,500)	(450,000)
Proceeds from the issuance of long-term debt	—	500,000
Discount, debt issuance costs and credit facility fees	—	(9,634)
Sunrise Merger payment	—	(110,000)
Distributions paid to unitholders	(149,866)	(82,089)
Capital contributions	1,781	382
Net (distributions to) contributions from EQT	(23,866)	77,672
Capital lease principal payments	(5,472)	(2,216)
Net cash provided by financing activities	446,916	323,780

Net change in cash and cash equivalents	(124,933)	136,862
Cash and cash equivalents at beginning of period	126,175	18,363
Cash and cash equivalents at end of period	$1,242	$155,225

Cash paid during the period for:
Interest paid	$43,026	$17,581
Non-cash activity during the period for:
Increase in capital lease asset/obligation	$19,800	$7,231
Elimination of net deferred tax liabilities	80,741	39,785
Limited partner and general partner units issued for acquisitions	52,500	59,000
Settlement of current income taxes payable/(receivable) with EQT	3,705	(6,294)

(1)
Financial statements for the nine months ended September 30, 2015 have been retrospectively recast to reflect the inclusion of NWV Gathering. Financial statements for the nine months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and Jupiter. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
Consolidated Balance Sheets (Unaudited) (1)

	September 30, 2015	December 31, 2014
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$1,242	$126,175
Accounts receivable (net of allowance for doubtful accounts of $196 as of September 30, 2015 and $260 as of December 31, 2014)	13,186	16,492
Accounts receivable – affiliate	68,177	55,068
Other current assets	4,271	1,710
Total current assets	86,876	199,445

Property, plant and equipment	2,110,367	1,821,803
Less: accumulated depreciation	(246,542)	(216,486)
Net property, plant and equipment	1,863,825	1,605,317

Equity in nonconsolidated investments	77,184	—
Other assets	140,204	18,057
Total assets	$2,168,089	$1,822,819

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$33,952	$43,785
Due to related party	17,387	33,342
Short-term loans	350,000	—
Accrued interest	3,514	8,338
Accrued liabilities	6,494	9,055
Total current liabilities	411,347	94,520

Deferred income taxes	—	78,583
Long-term debt	493,209	492,633
Lease obligation	162,523	143,828
Other long-term liabilities	7,242	7,111
Total liabilities	1,074,321	816,675

Partners’ capital:
Predecessor equity	—	315,105
Common units (71,535,681 and 43,347,452 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	1,129,144	1,647,910
Subordinated units (17,339,718 units issued and outstanding at December 31, 2014)	—	(929,374)
General partner interest (1,443,015 and 1,238,514 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	(35,376)	(27,497)
Total partners’ capital	1,093,768	1,006,144
Total liabilities and partners’ capital	$2,168,089	$1,822,819

(1)          Financial statements as of December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
Statements of Consolidated Partners’ Capital (Unaudited) (1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2014	$310,861	$818,431	$(175,996)	$1,753	$955,049
Net income	43,701	88,903	40,008	9,055	181,667
Capital contributions	—	338	152	10	500
Equity-based compensation plans	—	2,828	—	—	2,828
Distributions to unitholders	—	(51,487)	(25,489)	(5,113)	(82,089)
Net contributions from EQT	59,350	—	—	—	59,350
Proceeds from issuance of common units, net of offering costs	—	902,467	—	—	902,467
Elimination of net current and deferred income tax liabilities	51,813	—	—	—	51,813
Jupiter net assets from EQT	(168,198)	—	—	—	(168,198)
Issuance of units	—	39,091	—	19,909	59,000
Purchase price in excess of net assets from EQT	—	(177,773)	(778,429)	(55,600)	(1,011,802)
Balance at September 30, 2014	$297,527	$1,622,798	$(939,754)	$(29,986)	$950,585

Balance at January 1, 2015	$315,105	$1,647,910	$(929,374)	$(27,497)	$1,006,144
Net income	11,106	233,482	—	36,153	280,741
Capital contributions	—	7,260	—	148	7,408
Equity-based compensation plans	—	1,180	—	33	1,213
Distributions to unitholders	—	(113,527)	(10,057)	(26,282)	(149,866)
Conversion of subordinated units to common units (2)	—	(939,431)	939,431	—	—
Net distributions to EQT	(23,866)	—	—	—	(23,866)
Proceeds from issuance of common units, net of offering costs	—	758,812	—	1,919	760,731
Elimination of net current and deferred tax liabilities	84,446	—	—	—	84,446
NWV Gathering net assets from EQT	(386,791)	—	—	—	(386,791)
Issuance of units	—	38,910	—	13,590	52,500
Purchase price in excess of net assets from EQT	—	(505,452)	—	(33,440)	(538,892)
Balance at September 30, 2015	$—	$1,129,144	$—	$(35,376)	$1,093,768

(1)
Financial statements for the nine months ended September 30, 2015 have been retrospectively recast to reflect the inclusion of NWV Gathering. Financial statements for the nine months ended September 30, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and Jupiter. See Note B.

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

EQT Midstream Partners, LP
Notes to Consolidated Financial Statements (Unaudited)
A.                        Financial Statements

Organization

EQT Midstream Partners, LP (EQM) is a growth-oriented Delaware limited partnership. EQT Midstream Services, LLC (EQM General Partner), a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP), is EQM’s general partner. EQT Corporation (EQT) formed EQGP to own EQT's partnership interests in EQM. References in these consolidated financial statements to EQT refer collectively to EQT Corporation and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows and partners' capital for the nine months ended September 30, 2015 and 2014. Certain previously reported amounts have been reclassified to conform to the current year presentation.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in EQM’s Current Report on Form 8-K, as filed on April 1, 2015, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. EQM is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The standard changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU will be effective for annual reporting periods beginning after December 15, 2015, including interim periods therein. EQM has evaluated this standard and determined the adoption of it will have no significant impact on reported results or disclosures.

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

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. EQM has adopted this standard which had no significant impact on reported results or disclosures.

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

On April 15, 2015, pursuant to the Contribution Agreement, EQM acquired a preferred interest in EQT Energy Supply, LLC (the Preferred Interest), a subsidiary of EQT that generates revenue from services provided to a local distribution company, from EQT for approximately $124.3 million. EQM accounts for the Preferred Interest as a cost method investment and included it in other assets on the consolidated balance sheets. EQT Energy Supply, LLC has been determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EQT Energy Supply, LLC that most significantly impact its economic performance.

MVP Interest Acquisition

On March 30, 2015, EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), an indirect wholly owned subsidiary of EQT that owns a majority ownership interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture) for approximately $54.2 million (MVP Interest Acquisition), which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia.  The MVP project is subject to FERC approval.  The voluntary pre-filing process with the FERC began in October 2014 and the pipeline is expected to be placed in-service during the fourth quarter of 2018. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the MVP. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. EQM accounted for the MVP Interest beginning on the date it was assumed from EQT as an equity method investment.

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

C.                                    Partners' Capital

The following table summarizes EQM's common, subordinated and general partner units issued from January 1, 2014 through September 30, 2015.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2014	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration (see Note B)	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration (see Note B)	511,973	—	178,816	690,789
$750 million "At the Market" (ATM) Program	827,975	—	—	827,975
Balance at September 30, 2015	71,535,681	—	1,443,015	72,978,696

See Note I for discussion of the conversion of the subordinated units in February 2015. In February 2015, EQM issued 21,063 common units under the 2014 EQM Value Driver Award (2014 EQM VDA). In connection with this issuance, the EQM General Partner purchased 430 EQM general partner units to maintain its 2.0% general partner interest.

On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million after deducting the underwriters' discount and offering expenses which were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition. In connection with the sale of the additional common units, the EQM General Partner purchased 25,255 EQM general partner units for approximately $1.9 million to maintain its 2.0% general partner interest.

During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the three months ended September 30, 2015, EQM issued 827,975 common units at an average price per unit of $76.58. EQM received net proceeds of approximately $62.2 million after deducting commissions of approximately $0.7 million and other offering expenses of approximately $0.5 million. EQM used the net proceeds from the sales for general partnership purposes. The EQM General Partner elected not to maintain its general partner ownership percentage at the previous level of 2.0%. From October 1, 2015 to October 22, 2015, EQM issued 334,500 common units at an average price per unit of $70.82 and received net proceeds of approximately $23.5 million.

As of September 30, 2015, EQGP and its subsidiaries owned 21,811,643 common units, representing a 29.89% limited partner interest, 1,443,015 general partner units, representing a 1.98% general partner interest, and all of the incentive distribution rights in EQM. As of September 30, 2015, EQT owned a non-economic general partner interest and a 90.1% limited partner interest in EQGP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$69,906	$62,436	$217,407	$180,878
Gathering	78,883	58,486	230,806	157,279
Total	$148,789	$120,922	$448,213	$338,157

Operating income:
Transmission and storage	$45,048	$42,515	$148,255	$126,534
Gathering	57,863	39,351	168,804	100,349
Total operating income	$102,911	$81,866	$317,059	$226,883

Reconciliation of operating income to net income:
Equity income	753	—	1,147	—
Other income	1,716	806	3,599	1,634
Interest expense	11,264	8,660	34,361	20,944
Income tax expense	—	6,311	6,703	25,906
Net income	$94,116	$67,701	$280,741	$181,667

	September 30, 2015	December 31, 2014
	(Thousands)
Segment assets:
Transmission and storage	$1,042,615	$928,864
Gathering	914,875	765,090
Total operating segments	1,957,490	1,693,954
Headquarters, including cash	210,599	128,865
Total assets	$2,168,089	$1,822,819

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Depreciation and amortization:
Transmission and storage	$7,776	$7,195	$21,561	$19,676
Gathering	5,441	5,350	15,841	13,302
Total	$13,217	$12,545	$37,402	$32,978

Expenditures for segment assets:
Transmission and storage	$36,788	$39,826	$116,270	$78,907
Gathering	55,387	64,321	160,685	155,176
Total (1)	$92,175	$104,147	$276,955	$234,083

 (1)  EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were $23.5 million and $19.6 million at September 30, 2015 and 2014, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and less than $0.1 million and approximately $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

E.                        Related-Party Transactions

In the ordinary course of business, EQM has transactions with EQT and its affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

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

See also Note B for a discussion of the MVP Joint Venture and the Preferred Interest in EQT Energy Supply, LLC.

F.                        Income Taxes

As a result of its limited partnership structure, EQM is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQM flow through to the unitholders; accordingly, EQM does not record a provision for income taxes. As discussed in Note B, EQM completed the NWV Gathering Acquisition on March 17, 2015 and the Jupiter Acquisition on May 7, 2014, each of which was a transaction between entities under common control. Prior to these transactions, the income from NWV Gathering and Jupiter was included in EQT’s consolidated federal tax return; therefore, the NWV Gathering and Jupiter financial statements included U.S. federal and state income tax.  The income tax effects associated with the operations of NWV Gathering and Jupiter prior to the NWV Gathering and Jupiter Acquisitions are reflected in EQM’s consolidated financial statements for those periods. In conjunction with the NWV Gathering Acquisition, approximately $84.4 million of net current and deferred income tax liabilities were eliminated through equity.

G.                         Short-term Loans

EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

As of September 30, 2015, EQM had $350 million outstanding on the credit facility. There were no amounts outstanding as of December 31, 2014. The maximum amount of EQM’s outstanding short-term loans at any time during the three months ended September 30, 2015 and 2014 was $404 million and $330 million, respectively, and during the nine months ended September 30, 2015 and 2014 was $404 million and $450 million, respectively. The average daily balance of short-term loans outstanding was approximately $357 million and $133 million for the three months ended September 30, 2015 and 2014, respectively, and was approximately $241 million and $159 million for the nine months ended September 30, 2015 and 2014, respectively. Interest was incurred on the loans at a weighted average annual interest rate of approximately 1.7% for the three and nine months ended September 30, 2015 and 2014.

H.    Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments. The carrying value of short-term loans under EQM's credit facility approximates fair value as the interest rates are based on prevailing market rates. As of September 30, 2015 and December 31, 2014, the estimated fair value of EQM's long-term debt was approximately $441 million and $496 million, respectively, and the carrying value of EQM's long-term debt was approximately $493 million at both dates.

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

The phantom units granted to the independent directors of the EQM General Partner will be paid in common units on a director’s termination of service on the EQM General Partner's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, the weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 14,233 and 11,654 for the three months ended September 30, 2015 and 2014, respectively, and 13,906 and 11,323 for the nine months ended September 30, 2015 and 2014, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled 157,386 and 128,588 for the three months ended September 30, 2015 and 2014, respectively, and 160,043 and 125,124 for the nine months ended September 30, 2015 and 2014, respectively.

Conversion of subordinated units. From its inception through December 31, 2014, EQM paid equal distributions on common, subordinated and general partner units, excluding payments on the incentive distribution rights. Upon payment of the cash distribution for the fourth quarter of 2014, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on February 17, 2015, the 17,339,718 subordinated units converted into common units on a one-for-one basis. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on January 1, 2015. The conversion did not impact the amount of the cash distribution paid or the total number of EQM’s outstanding units representing limited partner interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands, except per unit data)
Net income	$94,116	$67,701	$280,741	$181,667
Less:
Pre-acquisition net income allocated to parent	—	(11,168)	(11,106)	(43,701)
General partner interest in net income – general partner units	(1,860)	(1,130)	(5,370)	(2,759)
General partner interest in net income – incentive distribution rights	(12,655)	(3,410)	(30,783)	(6,296)
Limited partner interest in net income	$79,601	$51,993	$233,482	$128,911

Net income allocable to common units - basic	$79,601	$37,138	$233,482	$88,903
Net income allocable to subordinated units - basic	—	14,855	—	40,008
Limited partner interest in net income - basic	$79,601	$51,993	$233,482	$128,911

Net income allocable to common units – diluted	$79,601	$37,150	$233,482	$88,932
Net income allocable to subordinated units – diluted	—	14,843	—	39,979
Limited partner interest in net income – diluted	$79,601	$51,993	$233,482	$128,911

Weighted average limited partner units outstanding – basic
Common units	70,929	43,359	67,800	36,919
Subordinated units	—	17,340	—	17,340
Total	70,929	60,699	67,800	54,259

Weighted average limited partner units outstanding – diluted
Common units	71,086	43,487	67,960	37,044
Subordinated units	—	17,340	—	17,340
Total	71,086	60,827	67,960	54,384

Net income per limited partner unit – basic
Common units	$1.12	$0.86	$3.44	$2.41
Subordinated units	—	0.86	—	2.31
Total	$1.12	$0.86	$3.44	$2.38

Net income per limited partner unit – diluted
Common units	$1.12	$0.85	$3.44	$2.40
Subordinated units	—	0.86	—	2.31
Total	$1.12	$0.85	$3.44	$2.37

J.                          Distributions

On October 20, 2015, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the third quarter of 2015 of $0.675 per common unit. The cash distribution will be paid on November 13, 2015 to unitholders of record, including EQGP, at the close of business on November 2, 2015. Based on the 71,870,181 EQM common units outstanding on October 22, 2015, the corresponding cash distributions to EQGP in respect of its general partner interest and incentive distribution rights in EQM would be $1.2 million and $12.7 million, respectively. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2015 distribution.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQT Midstream Partners, LP (EQM) is a growth-oriented Delaware limited partnership. EQM’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NWV Gathering, which was acquired on March 17, 2015, and Jupiter, which was acquired on May 7, 2014, as these were businesses and the transactions were between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report. References in the following discussion and analysis to ‘‘EQT’’ refer collectively to EQT Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM’s transmission and storage and gathering revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQM has based these forward-looking statements on current expectations and assumptions about future events.  While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM’s control. The risks and uncertainties that may affect the operations, performance and results of EQM’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in EQM’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

EXECUTIVE OVERVIEW

For the three months ended September 30, 2015, EQM reported net income of $94.1 million compared to $67.7 million for the three months ended September 30, 2014. The increase resulted from higher gathering revenues of $20.4 million and increased transmission and storage revenues of $7.5 million, both of which related to production development in the Marcellus Shale, as well as lower income tax expense.  These items were partly offset by a $6.8 million increase in operating expenses and higher interest expense.

For the nine months ended September 30, 2015, EQM reported net income of $280.7 million compared to $181.7 million for the nine months ended September 30, 2014. The increase resulted from higher gathering revenues of $73.5 million and increased transmission and storage revenues of $36.5 million, both of which related to production development in the Marcellus Shale, as well as lower income tax expense.  These items were partly offset by a $19.9 million increase in operating expenses and higher interest expense of $13.4 million.

During the third quarter of 2015, EQM entered into an equity distribution agreement that established an "At the Market" common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the three months ended September 30, 2015, EQM issued 827,975 common units at an average price per unit of $76.58. EQM received net proceeds of approximately $62.2 million which were used for general partnership purposes.

EQM declared a cash distribution to unitholders of $0.675 per unit on October 20, 2015, which was 5% higher than the second quarter 2015 distribution of $0.64 per unit and 23% higher than the third quarter 2014 distribution of $0.55 per unit.

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

EQM leases the AVC facilities from EQT and operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff. The AVC facilities include an approximately 200 mile pipeline that interconnects with EQM’s transmission and storage system and provides approximately 450 MMcf per day of additional capacity to EQM’s system. Operating revenues and operating expenses related to the AVC facilities do not have an impact on adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

TRANSMISSION AND STORAGE

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$57,238	$45,731	25.2	$182,092	$138,898	31.1
Volumetric based fee revenues:
Usage fees under firm contracts(1)	11,200	13,698	(18.2)	30,217	33,983	(11.1)
Usage fees under interruptible contracts	1,468	3,007	(51.2)	5,098	7,997	(36.3)
Total volumetric based fee revenues	12,668	16,705	(24.2)	35,315	41,980	(15.9)
Total operating revenues	69,906	62,436	12.0	217,407	180,878	20.2
Operating expenses:
Operating and maintenance	8,910	6,776	31.5	23,604	17,226	37.0
Selling, general and administrative	8,172	5,950	37.3	23,987	17,442	37.5
Depreciation and amortization	7,776	7,195	8.1	21,561	19,676	9.6
Total operating expenses	24,858	19,921	24.8	69,152	54,344	27.2
Operating income	$45,048	$42,515	6.0	$148,255	$126,534	17.2

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,751	1,219	43.6	1,866	1,265	47.5
Volumetric based services(2)	300	598	(49.8)	257	435	(40.9)
Total transmission pipeline throughput	2,051	1,817	12.9	2,123	1,700	24.9

Average contracted firm transmission reservation commitments (BBtu per day)	2,390	1,784	34.0	2,567	1,847	39.0

Capital expenditures	$36,788	$39,826	(7.6)	$116,270	$78,907	47.4

(1) Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.
(2) Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Transmission and storage revenues increased by $7.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fees of $11.5 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased by $4.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $1.4 million associated with increased throughput and higher allocations, including personnel costs, from EQT. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Transmission and storage revenues increased by $36.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fees of $43.2 million partly offset by lower usage fees under both firm and interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased by $14.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $3.4 million associated with increased throughput, higher property taxes of $1.3 million and higher allocations, including personnel costs, from EQT. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

GATHERING

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$64,091	$12,647	406.8	$182,440	$21,079	765.5
Volumetric based fee revenues:
Usage fees under firm contracts(1)	8,562	16,385	(47.7)	25,176	27,492	(8.4)
Usage fees under interruptible contracts	6,230	29,454	(78.8)	23,190	108,708	(78.7)
Total volumetric based fee revenues	14,792	45,839	(67.7)	48,366	136,200	(64.5)
Total operating revenues	78,883	58,486	34.9	230,806	157,279	46.7
Operating expenses:
Operating and maintenance	9,546	7,061	35.2	26,563	22,976	15.6
Selling, general and administrative	6,033	6,724	(10.3)	19,598	20,652	(5.1)
Depreciation and amortization	5,441	5,350	1.7	15,841	13,302	19.1
Total operating expenses	21,020	19,135	9.9	62,002	56,930	8.9
Operating income	$57,863	$39,351	47.0	$168,804	$100,349	68.2

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,120	231	384.8	1,059	130	714.6
Volumetric based services(2)	386	978	(60.5)	409	935	(56.3)
Total gathered volumes	1,506	1,209	24.6	1,468	1,065	37.8

Capital expenditures	$55,387	$64,321	(13.9)	$160,685	$155,176	3.6

(1) Includes fees on volumes gathered in excess of firm contracted capacity.
(2) Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Gathering revenues increased by $20.4 million primarily as a result of higher affiliate volumes gathered for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $1.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Operating and maintenance expense increased as a result of higher repairs and maintenance expenses of $1.6 million associated with increased throughput and higher allocations, including personnel costs, from EQT.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Gathering revenues increased by $73.5 million primarily as a result of higher affiliate volumes gathered for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $5.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Operating and maintenance expense increased as a result of higher allocations, including personnel costs, from EQT of $2.8 million and higher repairs and maintenance expenses associated with increased throughput. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC (MVP Joint Venture) and represents EQM's portion of the MVP Joint Venture's AFUDC related to construction of the Mountain Valley Pipeline (MVP).

Other income primarily represents the equity portion of AFUDC on EQM's regulated projects, which generally increases during periods of increased construction and decreases during periods of reduced construction. Other income increased $0.9 million for the three months ended September 30, 2015 and $2.0 million for the nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively. These increases are primarily related to increased spending on the OVC project.

Interest expense increased by $2.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily related to increased interest of $1.7 million incurred on EQM's long-term debt issued in August 2014 and increased borrowings under EQM's credit facility in 2015. Interest expense increased by $13.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily related to increased interest of $11.7 million incurred on EQM's long-term debt issued in August 2014, increased interest of $2.4 million related to the AVC facilities capital lease and increased borrowings under EQM's credit facility in 2015.

EQM is not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition (as defined in Note B) on March 17, 2015 and the Jupiter Acquisition (as defined in Note B) on May 7, 2014 were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering and Jupiter operations prior to the NWV Gathering Acquisition and the Jupiter Acquisition are reflected in the consolidated financial statements as NWV Gathering and Jupiter were previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from the timing of the acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Net income	$94,116	$67,701	$280,741	$181,667
Add:
Interest expense	11,264	8,660	34,361	20,944
Depreciation and amortization expense	13,217	12,545	37,402	32,978
Income tax expense	—	6,311	6,703	25,906
Non-cash long-term compensation expense	328	779	1,133	2,584
Less:
Equity income	(753)	—	(1,147)	—
Other income	(1,716)	(806)	(3,599)	(1,634)
Capital lease payments for AVC (1)	(3,078)	(3,565)	(15,349)	(14,760)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	—	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	—	(20,178)	(19,841)	(43,236)
Adjusted EBITDA	$113,378	$71,447	$320,404	$169,716
Less:
Interest expense, excluding capital lease interest	(5,697)	(3,939)	(16,971)	(5,931)
Ongoing maintenance capital expenditures, net of expected reimbursements (4)	(5,902)	(5,718)	(8,827)	(10,539)
Distributable cash flow	$101,779	$61,790	$294,606	$153,246

Net cash provided by operating activities	$80,761	$76,397	$319,863	$211,729
Adjustments:
Interest expense	11,264	8,660	34,361	20,944
Current tax expense	—	343	3,705	12,161
Capital lease payments for AVC (1)	(3,078)	(3,565)	(15,349)	(14,760)
Adjusted EBITDA attributable to Jupiter prior to acquisition (2)	—	—	—	(34,733)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (3)	—	(20,178)	(19,841)	(43,236)
Other, including changes in working capital	24,431	9,790	(2,335)	17,611
Adjusted EBITDA	$113,378	$71,447	$320,404	$169,716

(1)   Capital lease payments presented are the amounts incurred on an accrual basis and do not reflect the timing of actual cash payments. These lease payments are generally made monthly on a one month lag.

(2)   Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to EQM’s acquisition; therefore, they were not amounts that could have been distributed to EQM’s unitholders.  Adjusted EBITDA attributable to Jupiter for the nine months ended September 30, 2014 was calculated as net income of $20.1 million plus depreciation and amortization expense of $2.1 million plus income tax expense of $12.5 million.

(3)   Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to EQM’s acquisition;  therefore, they were not amounts that could have been distributed to EQM’s unitholders.  Adjusted EBITDA attributable to NWV

Gathering for the nine months ended September 30, 2015 was calculated as net income of $11.1 million plus depreciation and amortization expense of $2.0 million plus income tax expense of $6.7 million. Adjusted EBITDA attributable to NWV Gathering for the three and nine months ended September 30, 2014 was calculated as net income of $11.2 million and $23.6 million, respectively, plus depreciation and amortization expense of $2.7 million and $6.2 million, respectively, plus income tax expense of $6.3 million and $13.4 million, respectively.

(4)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance attributable to NWV Gathering prior to acquisition of $0.3 million for the nine months ended September 30, 2015 and 2014. Additionally, it excludes ongoing maintenance capital expenditures that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $5.7 million for the three months ended September 30, 2015 and $7.4 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

EQM's adjusted EBITDA increased by $41.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $150.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily a result of higher operating income due to increased firm reservation fee revenues related to production development in the Marcellus Shale and the acquisitions, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA. Distributable cash flow increased by $40.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $141.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, mainly attributable to the increase in adjusted EBITDA which was partly offset by an increase in interest expense, excluding capital lease interest.

Outlook

EQM’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it will have a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and other third party producers:

•
Third Party Projects. In July 2015, EQM announced its agreement with Range Resources - Appalachia, LLC to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development at a cost of approximately $250 million (the Range Resources project). The pipeline is contracted to provide 550 MDth per day of firm capacity and is backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service by the third quarter of 2016 and phase two by mid-year 2017. The majority of EQM's capital investment for the project is expected throughout 2016 and the first half of 2017. EQM expects to invest approximately $30 million to $40 million on this and other gathering infrastructure projects for third party producers during 2015.

•
Gathering System Expansions. EQM expects capital expenditures of approximately $100 million in 2015 related to expansion in the Jupiter development area that will raise total firm gathering capacity in that area to 775 MMcf per day. The Jupiter expansion is fully subscribed and was recently placed into service. In addition, EQM expects to invest a total of approximately $370 million, of which approximately $65 million is expected to be spent during 2015, related to expansion in the NWV Gathering development area. These expenditures are part of an additional fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area from the current 460 MMcf per day to 640 MMcf per day by year-end 2017.

•
Ohio Valley Connector. The OVC includes a 36-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and the Texas Eastern Pipeline. EQM submitted the OVC certificate application, which also includes related transmission expansion projects described below, to the FERC in December of 2014 and anticipates receiving the certificate in the fourth quarter of 2015. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service in the third quarter of 2016. The

OVC will provide approximately 850 BBtu per day of transmission capacity and the greenfield portion is estimated to cost approximately $300 million, of which $100 million to $110 million is expected to be spent in 2015. EQM has entered into a 20-year precedent agreement for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Transmission Expansion Projects. EQM also plans to begin several multi-year transmission expansion projects to support the continued growth of the Marcellus and Utica development. The projects may include pipeline looping, compression installation and new pipeline segments, which combined are expected to increase transmission capacity by approximately 1.0 Bcf per day by year-end 2017. Combined with the Antero Resources (Antero) transmission project which was completed in the second quarter of 2015, EQM expects to spend approximately $50 million on these transmission projects during 2015.

•
Mountain Valley Pipeline. On March 30, 2015, EQM assumed EQT's majority interest in the MVP Joint Venture, a joint venture with affiliates of each of NextEra Energy, Inc., WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. EQM, which currently owns a majority interest in the MVP Joint Venture, also assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42" in diameter and a minimum capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2015, EQM expects to spend approximately $105 million to $115 million for its acquisition of the MVP Interest from EQT and capital contributions to the MVP Joint Venture, primarily in support of environmental and land assessments, design work and materials. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including an approximately 1.3 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. As a result, the final project scope and total capacity has not yet been determined; however, the voluntary pre-filing process with the FERC began in October 2014. The pipeline, which is subject to FERC approval, is expected to be in-service during the fourth quarter of 2018.

Capital Resources and Liquidity

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facility, cash on hand, debt offerings and issuances of additional EQM partnership units.

Operating Activities

The increase in net cash provided by operating activities of $108.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, and timing of payments between the two periods.

Investing Activities

The increase in net cash used in investing activities of $493.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to the acquisition of the NWV Gathering net assets from EQT, the purchase of the preferred interest in EQT Energy Supply, LLC, increased capital expenditures and the acquisition of EQT's interest in the MVP Joint Venture (MVP Interest Acquisition) as well as the capital contributions to the MVP Joint Venture in the third quarter of 2015. See discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $446.9 million for the first nine months of 2015 compared to $323.8 million for the first nine months of 2014.  Cash inflows for the first nine months of 2015 from equity offerings and net short-term loans were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to unitholders. Cash inflows for the first nine months of 2014 related to the equity and debt offerings which were partly offset by cash payments for the Jupiter Acquisition in excess of net assets acquired, the Sunrise Merger payment and distributions to unitholders.

Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. Capital expenditures for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands)
Expansion capital expenditures (1)	$80,078	$95,582	$257,932	$216,761
Maintenance capital expenditures:
Ongoing maintenance	11,562	5,702	16,572	11,373
Funded regulatory compliance	535	2,863	2,451	5,949
Total maintenance capital expenditures	12,097	8,565	19,023	17,322
Total capital expenditures (2)	$92,175	$104,147	$276,955	$234,083

(1)        Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. During the third quarter of 2015, EQM made capital contributions to the MVP Joint Venture of approximately $30 million. In addition, in conjunction with EQM's acquisition of EQT's majority ownership interest in the MVP Joint Venture, EQM reimbursed EQT for EQT's capital contributions to the MVP Joint Venture as described in Note B.

(2)        EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were $23.5 million and $19.6 million at September 30, 2015 and 2014, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and less than $0.1 million and approximately $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Expansion capital expenditures decreased by $15.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of the timing of spending on projects. In the third quarter of 2015, expansion capital expenditures primarily related to the following projects: Jupiter gathering expansion, the OVC and NWV Gathering expansion. In the third quarter of 2014, expansion capital expenditures primarily related to the following projects: the NWV Gathering and Jupiter expansions, the OVC, the Jefferson compressor station expansion, third party projects and the Antero transmission projects. The Jefferson compressor station expansion project was placed into service in September 2014. Third party projects were completed in the fourth quarter of 2014. The first Antero transmission project was placed into service during the fourth quarter of 2014 and the second Antero transmission project was placed into service in the second quarter of 2015.

Expansion capital expenditures increased by $41.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the timing of spending on projects. For the nine months ended September 30, 2015, expansion capital expenditures primarily related to the following projects: the OVC, the Jupiter and NWV Gathering expansions and the Antero transmission project. For the nine months ended September 30, 2014, expansion capital expenditures primarily related to the following projects: the NWV Gathering and Jupiter expansions, third party projects, the Jefferson compressor station expansion, the OVC and the Antero transmission projects.

Ongoing maintenance capital expenditures are cash expenditures made to maintain, over the long term, EQM operating capacity or operating income. Ongoing maintenance capital expenditures increased by $5.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $5.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily related to the timing of projects.

Funded regulatory compliance capital expenditures decreased by $2.3 million and $3.5 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. EQM identified two specific regulatory compliance initiatives prior to its IPO in 2012 for which it retained approximately $32 million from the net proceeds of the IPO. EQM has spent approximately $28.9 million since the IPO on these initiatives.

In 2015, expansion capital expenditures and MVP capital contributions, including the MVP Interest Acquisition, are expected to total $450 million to $480 million. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially in future periods for the OVC project, MVP capital contributions and the Range Resources project. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and the issuance of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Short-term Borrowings

EQM has a $750 million credit facility that expires in February 2019 and had $350 million outstanding as of September 30, 2015. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of September 30, 2015, EQM was in compliance with all credit facility provisions and covenants.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at September 30, 2015. Changes in credit ratings may affect EQM’s cost of future borrowings (including interest rates and fees under its credit facility), collateral requirements under joint venture arrangements and construction contracts and access to the credit markets.

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

EQM At the Market Equity Program

During the third quarter of 2015, EQM established the $750 million ATM Program. As of October 22, 2015, EQM had approximately $663 million in remaining capacity under the program.

Distributions

On October 20, 2015, the Board of Directors of EQT Midstream Services, LLC (EQM General Partner) declared a cash distribution to EQM’s unitholders for the third quarter of 2015 of $0.675 per common unit. The cash distribution will be paid on November 13, 2015 to unitholders of record, including EQGP, at the close of business on November 2, 2015. Based on the 71,870,181 EQM common units outstanding on October 22, 2015, the corresponding cash distributions to EQGP in respect of its general partner interest and incentive distribution rights in EQM would be $1.2 million and $12.7 million, respectively. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2015 distribution.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, EQM has issued a $110 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget.

Critical Accounting Policies

EQM’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014 contained in EQM’s Current Report on Form 8-K as filed on April 1, 2015 and are incorporated herein by reference.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM’s consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for the period ended September 30, 2015.  The application of EQM’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

Credit Risk

EQM is exposed to credit risk. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. EQM is also exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At September 30, 2015, EQT’s public senior debt had an investment grade credit rating.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the EQM General Partner, including the EQM General Partner’s Principal Executive Officer and Principal Financial Officer, an evaluation of EQM’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQM General Partner concluded that EQM’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, EQM’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Part II, Item 1A, “Risk Factors” of EQM’s Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes from the risk factors previously disclosed in EQM’s Annual Report on Form 10-K.

Item 6. Exhibits

10.1
Exhibit A to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of October 1, 2015).

10.2	Equity Distribution Agreement, dated as of August 27, 2015, by and among EQT Midstream Partners, LP and the Managers named therein.
10.3	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.
10.4	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.
10.5	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR20242-852, dated September 24, 2014, between Equitrans, L.P. and EQT Energy, LLC.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By:	EQT Midstream Services, LLC, its General Partner

By:	/s/ Philip P. Conti
Philip P. Conti
Senior Vice President and Chief Financial Officer

Date:  October 22, 2015

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
10.1
Exhibit A to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of October 1, 2015).
Filed herewith as Exhibit 10.1.
10.2	Equity Distribution Agreement, dated as of August 27, 2015, by and among EQT Midstream Partners, LP and the Managers named therein.	Filed as Exhibit 1.1 to Form 8-K (#001-35574) filed on August 27, 2015.
10.3	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.3.
10.4	Termination of Amended and Restated Change of Control Agreement, dated July 29, 2015, between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.4.
10.5	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR20242-852, dated September 24, 2014, between Equitrans, L.P. and EQT Energy, LLC.	Filed herewith as Exhibit 10.5.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.