Form 10-K
period 2015-12-31
EQT Midstream Partners, LP
filed 2016-02-11
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
or
 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER 001-35574

EQT Midstream Partners, LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 625 Liberty Avenue, Suite 1700 Pittsburgh, Pennsylvania (Address of principal executive offices)	37-1661577 (IRS Employer Identification No.) 15222 (Zip Code)

Registrant’s telephone number, including area code:  (412) 553-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 30, 2015: $4.0 billion

At January 29, 2016, there were 77,520,181 Common Units and 1,443,015 General Partner Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQT Midstream Partners, LP (EQM) as net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less other non-cash adjustments (if applicable), equity income, other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition.

AFUDC (Allowance for Funds Used During Construction) – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets’ estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.

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

firm contracts – contracts for transmission, storage or gathering services that generally obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the actual capacity used by a customer during each month.

gas – all references to “gas” refer to natural gas.

horizontal wells – wells that are drilled horizontal or near horizontal to increase the length of the well bore penetrating the target formation.

Jupiter Acquisition – On May 7, 2014, EQT Corporation (EQT) contributed the Jupiter natural gas gathering system (Jupiter) to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM.

liquefied natural gas or LNG – natural gas that has been cooled to minus 161 degrees celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times.

local distribution company or LDC – LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area.

NGA – Natural Gas Act of 1938.

NGPA – Natural Gas Policy Act of 1978.

omnibus agreement – the agreement, as amended, entered into among EQM, its general partner and EQT in connection with EQM's initial public offering, pursuant to which EQT agreed to provide EQM with certain general and administrative services and a license to use the name “EQT” and related marks in connection with EQM’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between EQM and EQT.

PSCT – Pipeline Safety Cost Tracker.

play – a proven geological formation that contains commercial amounts of hydrocarbons.

receipt point – the point where production is received by or into a gathering system or transmission pipeline.

reservoir – a porous and permeable underground formation containing an individual and separate natural accumulation of producible hydrocarbons (crude oil and/or natural gas) which is confined by impermeable rock or water barriers and is characterized by a single natural pressure system.

Sunrise Merger – On July 22, 2013, Sunrise Pipeline, LLC (Sunrise) merged into Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM.

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

Abbreviations

ASC - Accounting Standards Codification
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
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
MMcf   = million cubic feet
Tcfe = trillion cubic feet equivalent

Cautionary Statements

Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in the sections captioned “Strategy” in Item 1, “Business” and “Outlook” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM’s transmission and storage and gathering revenue and volume growth; revenue projections; the weighted average contract life of transmission, storage and gathering contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to transmission and gathering expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and Mountain Valley Pipeline (MVP) projects; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete any asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the use of proceeds from EQM capital market transactions; the effect of the Allegheny Valley Connector (AVC) facilities lease on distributable cash flow; future projected AVC lease payments; projected operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQM has based these forward-looking statements on current expectations and assumptions about future events.  While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM’s control. The risks and uncertainties that may affect the operations, performance and results of EQM’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

EQM’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of Sunrise, which was merged into EQM on July 22, 2013, Jupiter, which was acquired by EQM on May 7, 2014, and the Northern West Virginia Marcellus gathering system (NWV Gathering), which was acquired by EQM on March 17, 2015, as these were businesses and the transactions were between entities under common control. All references in this Annual Report on Form 10-K to "EQM" refers to EQM in its individual capacity or to EQM and its consolidated subsidiaries, as the context requires.

Overview

EQT Midstream Partners, LP (NYSE: EQM) is a growth-oriented limited partnership formed by EQT Corporation (NYSE: EQT) to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to EQT and multiple third parties across 22 counties in Pennsylvania and West Virginia through its two primary assets: the transmission and storage system, which serves as a header system transmission pipeline, and the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines. EQM provides substantially all of its natural gas transmission, storage and gathering services under contracts with long-term, firm reservation and/or usage fees. This contract structure enhances the stability of EQM's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2015, approximately 82% of EQM's revenues were generated from capacity reservation charges under long-term firm contracts. Including contracts on the Allegheny Valley Connector (AVC) facilities and contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, firm transmission and storage contracts have a weighted average remaining term of approximately 17 years and firm gathering contracts have a weighted average remaining term of approximately 9 years as of December 31, 2015, in each case based on total projected contracted revenues. EQM’s operations are primarily focused in southwestern Pennsylvania and northern West Virginia, a strategic location in the core of the natural gas shale plays known as the Marcellus and Utica Shales. This same region is also the core operating area of EQT, EQM's largest customer. EQT accounted for approximately 73% of EQM's revenues generated for the year ended December 31, 2015. EQM believes that its strategically located assets, combined with its working relationship with EQT, position it as a leading Appalachian Basin midstream energy company.

EQT is one of the largest natural gas producers in the Appalachian Basin. As of December 31, 2015, EQT reported 10.0 Tcfe of proved natural gas, natural gas liquids and crude oil reserves and, for the year ended December 31, 2015, EQT reported total production sales volumes of 603 Bcfe, representing a 27% increase compared to the year ended December 31, 2014. Since 2011, EQT has successfully grown production by 202% through the year ended December 31, 2015, primarily driven by production from the Marcellus Shale. EQT has announced that estimated sales volumes in 2016 are expected to be 700 to 720 Bcfe, an increase of approximately 18% over 2015. EQT has also announced a 2016 capital expenditure forecast of $820 million for well development, which will be focused in the Marcellus and Utica Shales. EQM believes its economic relationship with EQT incentivizes EQT to provide EQM with access to production growth in and around EQM's existing assets and with organic growth and acquisition opportunities, although EQT is under no obligation to make such opportunities available to EQM.

2015 Highlights

During 2015, EQM completed the following acquisitions:

•
NWV Gathering Acquisition. On March 17, 2015, EQT contributed NWV Gathering to EQM Gathering. EQM paid total consideration of $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units. As of December 31, 2015, NWV Gathering consisted of approximately 85 miles of high pressure natural gas gathering pipeline and 11 compressor units with approximately 34,500 horsepower of compression and a wet gas header pipeline, which is an approximately 30-mile high pressure pipeline that receives wet gas from development areas in northern West Virginia and provides delivery to the MarkWest Mobley processing facility. The NWV Gathering assets also interconnect with EQM's transmission and storage system and had firm gathering capacity of approximately 560 MMcf per day as of December 31, 2015.

•
MVP Interest Acquisition. On March 30, 2015, EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), the owner of the interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), which at the time was an indirect wholly owned subsidiary of EQT. EQM paid EQT approximately $54.2 million which was equal to 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. During 2015, ownership interests totaling 11% in the MVP Joint Venture were sold for reimbursement of capital contributions. In January 2016, EQM sold 8.5% of its ownership interest in the MVP Joint Venture for reimbursement of $12.5 million of capital contributions. The counterparty to this sale has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture. See further discussion of the Mountain Valley Pipeline (MVP) project in the Transmission and Storage System discussion.

•
Preferred Interest Acquisition. On April 15, 2015, pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired a preferred interest (the Preferred Interest) in EQT Energy Supply, LLC (EES), which at the time was an indirect wholly owned subsidiary of EQT, from EQT for approximately $124.3 million. EES generates revenue from services provided to a local distribution company.

Also during 2015, EQM completed the following capital market transactions:

•
March Offering. On March 17, 2015, EQM completed an underwritten public offering of 8,250,000 common units. On March 18, 2015, the underwriters exercised their option to purchase 1,237,500 additional common units on the same terms as the offering. EQM received net proceeds of approximately $696.6 million after deducting the underwriters' discount and offering expenses. EQM used the net proceeds from the offering and borrowings under EQM's credit facility to finance the cash consideration paid to EQT in connection with the NWV Gathering Acquisition.

•
ATM Offerings. During the third quarter of 2015, EQM entered into an equity distribution agreement that established an At the Market common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). During the third and fourth quarters of 2015, EQM issued 1,162,475 common units at an average price per unit of $74.92. EQM received net proceeds of approximately $85.5 million which were used for general partnership purposes.

•
November Offering. On November 16, 2015, EQM completed an underwritten public offering of 5,650,000 common units. EQM received net proceeds of $399.9 million after deducting the underwriters' discount and offering expenses. The net proceeds will be used for general partnership purposes, including to fund a portion of EQM's anticipated 2016 capital expenditures related to transmission and gathering expansion projects and to repay amounts outstanding under EQM's credit facility.

Properties

The following table provides information regarding the transmission and storage and gathering systems as of December 31, 2015, including the AVC facilities that EQM leases from EQT:

System	Approximate Number of Miles	Approximate Number of Receipt Points	Approximate Compression (Horsepower)
Transmission and storage	700	80	69,000
AVC (leased transmission and storage)	200	70	13,000
Gathering	1,685	2,300	127,000

Transmission and Storage System

As of December 31, 2015, EQM’s transmission and storage system included an approximately 700-mile FERC-regulated interstate pipeline that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capacity, 32 Bcf of working gas capacity and 27 compressor units, with total throughput capacity of approximately 3.1 Bcf per day as of December 31, 2015. Through a lease with EQT, EQM also operates the AVC facilities, which include an approximately 200-mile FERC-regulated interstate pipeline that interconnects with EQM’s transmission and storage system. As of December 31, 2015, the AVC facilities provided 0.45 Bcf per day of additional firm capacity to EQM’s system and are supported by four associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capacity, approximately 11 Bcf of working gas capacity and 11 compressor units. Revenues associated with EQM’s transmission and storage system, including those on AVC, represented approximately 48%, 53% and 49% of its total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, firm transmission and storage contracts, including those on the AVC facilities and contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, have a weighted average remaining term of approximately 17 years based on total projected contracted revenues.

In the ordinary course of its business, EQM pursues transmission projects aimed at profitably increasing system capacity. In the second quarter 2015, EQM completed a project for Antero Resources Corporation (Antero) that added approximately 100 MMcf per day of capacity to EQM's transmission system at a cost of approximately $25 million.

In 2016, EQM will focus on the following transmission projects:

•
Ohio Valley Connector. The Ohio Valley Connector (OVC) is a 37-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and may interconnect with other pipelines and liquidity points. The OVC will provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower and is estimated to cost $350 million to $380 million, of which $210 million to $220 million is expected to be spent in 2016. EQT has entered into a 20-year precedent agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC. EQM received its FERC certificate to construct and operate the OVC on December 30, 2015 and construction began in January 2016. EQM expects the OVC to be in-service by year-end 2016.

•
Transmission Expansion Projects. EQM is evaluating several multi-year transmission capacity expansion projects to support production growth in the Marcellus and Utica Shales that could total an additional 1.5 Bcf per day of capacity by year-end 2018. The projects may include additional compression, pipeline looping and new header pipelines. EQM expects to spend approximately $25 million on these expansion projects during 2016.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (ConEd), WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture and had assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $150 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. On January 21, 2016, affiliates of ConEd acquired a 12.5% interest in the MVP Joint Venture and entered into 20-year firm capacity commitments for approximately 0.25 Bcf per day on both the MVP and EQM’s transmission system. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015 and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

EQM generally provides transmission and storage services in two manners: firm service and interruptible service. The fixed monthly fee under a firm contract is referred to as a capacity reservation fee, which is recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or stored. In addition to capacity reservation fees, EQM may also collect usage fees when a firm transmission customer uses the capacity it has reserved under these firm transmission contracts. Where applicable, the usage fees are assessed on the actual volume of natural gas transported on the system. A firm customer is billed an additional usage fee on volumes in excess of firm capacity when the level of natural gas received for delivery from the customer exceeds its reserved capacity. Customers are not assured capacity or service for volumes in excess of firm capacity on the applicable pipeline as these volumes have the same priority as interruptible service.

Under interruptible service contracts, customers pay usage fees based on their actual utilization of assets. Customers that have executed interruptible contracts are not assured capacity or service on the applicable systems. To the extent that physical capacity that is contracted for firm service is not fully utilized or excess capacity that has not been contracted for service exists, the system can allocate such capacity to interruptible services.

Including AVC and expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, approximately 4.7 Bcf per day of transmission capacity and 30.4 Bcf of storage capacity, respectively, were subscribed under firm transmission and storage contracts as of December 31, 2015.

As of December 31, 2015, approximately 90% of EQM's contracted transmission firm capacity was subscribed by customers under negotiated rate agreements under its tariff. The remaining 10% of EQM’s contracted transmission firm capacity was subscribed at the recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff. EQM generally does not take title to the natural gas transported or stored for its customers.

EQM has an acreage dedication from EQT pursuant to which EQM has the right to elect to transport on its transmission and storage system all natural gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. EQT has a significant natural gas drilling program in these areas.

Transmission and Storage System

Trumbull
Mercer
Venango
Clarion
Jefferson
Mahoning
Lawrence
Butler
Armstrong
Columbiana
Beaver
Indiana
Hancock
Allegheny
Pittsburgh
PA
Jefferson
Greensburg
Cambria
OH
Westmoreland
Brooke
Washington
Ohio
Somerset
Belmont
Fayette
Waynesburg
Marshall
Greene
Morgantown
Wetzel
Monongalia
Marion
Fairmont
Allegany
Preston
Tyler
Mineral
Taylor
Doddridge
Harrison
WV
Barbo
Lewis
Gilmer
Upshur
AVC Compressor Station
Equitrans Compressor Station
AVC Pipeline
Equitrans Pipeline
AVC Storage Pool Area
Equitrans Storage Pool Area

Gathering System

As of December 31, 2015, EQM’s gathering system included approximately 185 miles of high pressure gathering lines with approximately 1.4 Bcf of total firm gathering capacity and multiple interconnect points with EQM's transmission and storage system. EQM's gathering system also included 1,500 miles of FERC-regulated low pressure gathering lines. Gathering revenues represented approximately 52%, 47% and 51% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm gathering contracts, the weighted average remaining contract life based on total projected contracted revenues for firm gathering contracts was approximately 9 years as of December 31, 2015.

In the ordinary course of its business, EQM pursues profitable gathering expansion projects for affiliates and third party producers. In 2015, EQM completed the following gathering projects:

•
Jupiter Development Area. EQM spent approximately $75 million in 2015 related to expansion in the Jupiter development area primarily located in Greene and Washington counties of Pennsylvania that raised total firm gathering capacity in that area to 775 MMcf per day, which is fully subscribed.

•
NWV Gathering Development Area. EQM spent approximately $74 million in 2015 related to expansion in the NWV Gathering development area primarily located in Doddridge and Wetzel counties of West Virginia that raised total firm gathering capacity in that area to 560 MMcf per day as of December 31, 2015, which is fully subscribed.

•
Third Party Projects. EQM spent approximately $30 million in 2015 related to gathering infrastructure to support third party producers, primarily serving Range Resources Corporation's (Range Resources) production development in eastern Washington County, Pennsylvania under an agreement signed in 2014.

In 2016, EQM will focus on the following gathering expansion projects:

•
Range Resources Header Pipeline Project. In July 2015, EQM announced its agreement with a subsidiary of Range Resources to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development. The pipeline is expected to cost approximately $250 million and is contracted to provide 550 MMcf per day of firm capacity backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service during the second half of 2016 and phase two during the first half of 2017. EQM expects to invest approximately $195 million to $205 million on the project in 2016.

•
NWV Gathering and Jupiter Development Areas. EQM expects to invest a total of approximately $370 million, of which approximately $95 million to $105 million is expected to be spent during 2016, related to expansion in the NWV Gathering development area. These expenditures are part of a fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area to 640 MMcf per day by mid-year 2017. EQM also plans to invest approximately $20 million in the Jupiter development area to install gathering pipeline that will extend the gathering system to include additional EQT Production development areas in Greene County, Pennsylvania.

EQM has various firm gas gathering agreements which provide for firm reservation fees in certain high pressure development areas. Including expected future capacity from expansion projects that are not yet fully constructed but for which EQM had entered into firm gathering agreements, approximately 2.1 Bcf per day of firm gathering capacity was subscribed under firm gathering contracts as of December 31, 2015.

On EQM’s low pressure regulated gathering system, the primary term of a typical gathering agreement is one year with month-to-month roll over provisions terminable upon at least 30 days notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system. EQM also retains a percentage of wellhead natural gas receipts to recover natural gas used to run its compressor stations and other requirements on all of its gathering systems.

Gathering System

Trumbull
Mercer
Venango
Portage
Clarion
Jefferson
Mahoning
Lawrence
Butler
Armstrong
Stark
Columbiana
Beaver
Indiana
Carroll
Hancock
Allegheny
Jefferson
Pittsburgh
PA
OH
Cambria
Greensburg
Harrison
Westmoreland
Brooke
Washington
Ohio
Belmont
Somerset
Fayette
Marshall
Waynesburg
Monroe
Greene
Wetzel
Morgantown
Monongalia
Allegany
Fairmont
Tyler
Preston
Marion
Mineral
Taylor
Harrison
Hampshire
Doddridge
Barbour
Ritchie
Tucker
Grant
Lewis
WV
Gilmer
Hardy
Upshur
Calhoun
Randolph
Braxton
Pendleton
Clay
Webster
Pocahonta
Nicholas
Compressor Station
Existing Gathering

The following table provides a revenue breakdown by EQM business segment for the year ended December 31, 2015:

	Revenue Composition %
	Firm Contracts		Interruptible Contracts
	Capacity Reservation	Usage	Usage
	Charges	Charges	Fees	Total
Transmission and storage	40%	7%	1%	48%
Gathering	42%	5%	5%	52%

Approximately 82% of total revenues are derived from firm reservation fees. As a result, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant impact on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions. Additionally, long term declines in gas production in EQM's areas of operations will limit EQM's growth potential.

Strategy

EQM’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing stability of its business. EQM expects to achieve its principal business objective through the following business strategies:

•
Capitalizing on economically attractive organic growth opportunities. EQM believes that organic projects will be a key driver of growth in the future. EQM expects to grow its systems over time by meeting EQT’s and third party customers’ midstream service needs that result from their drilling activity in EQM’s areas of operations. EQT’s acreage dedication to EQM’s assets and EQT’s economic relationship with EQM provide a platform for organic growth. In addition, EQM intends to leverage EQT’s knowledge of, and expertise in, the Marcellus Shale in order to target and efficiently execute economically attractive organic growth projects for third party customers, although EQT is under no obligation to share such knowledge and expertise with EQM. EQM will evaluate organic expansion and greenfield construction opportunities in existing and new markets that it believes will increase the volume of transmission, storage and gathering capacity subscribed on its systems. As production increases in EQM's areas of operations, EQM believes that it will have a competitive advantage in pursuing economically attractive organic expansion projects.

•
Increasing access to existing and new delivery markets.  EQM is actively working to increase delivery interconnects with interstate pipelines, neighboring LDCs, large industrial facilities and electric generation plants in order to increase access to existing and new markets for natural gas consumption. In 2015, EQM began several multi-year transmission expansion projects to support Marcellus and Utica Shale development, including the OVC and other transmission expansion projects. Upon completion of the OVC and the transmission expansion projects, EQM's transmission capacity is expected to approximate 5.0 Bcf per day by year-end 2018. Additionally, the MVP is expected to have at least 2.0 Bcf per day of capacity when it is complete.

•
Pursuing accretive acquisitions from EQT and third parties. EQM intends to seek opportunities to expand its existing natural gas transmission, storage and gathering operations through accretive acquisitions from EQT and third parties, though EQT is under no obligation to offer acquisition opportunities to EQM. These opportunities may include EQT’s retained transmission assets, which consist of the AVC facilities, and EQT’s retained high pressure gathering assets including gathering lines serving the Marcellus Shale. EQM will also evaluate and may pursue acquisition opportunities from third parties as they become available.

•
Attracting additional third party volumes.  EQM actively markets its midstream services to, and pursues strategic relationships with, third party producers in order to attract additional volumes and/or expansion opportunities. EQM believes that its connectivity to interstate pipelines, which is a key feature of a header system transmission pipeline, as well as its position as an early developer of midstream infrastructure within certain areas of the Marcellus and Utica Shales, will allow EQM to capture additional third party volumes in the future. EQM anticipates that organic growth projects that it pursues for EQT, or assets it acquires from EQT, generally will be constructed in a manner that leverages economies of scale to allow for incremental third party volumes in excess of capacity amounts needed by EQT.

•
Focusing on stable, fixed-fee business.  EQM intends to pursue additional opportunities to provide fixed-fee transmission, storage and gathering services to EQT and third parties. This contract structure enhances the stability of EQM’s cash flows and limits its direct exposure to commodity price risk. EQM will focus on obtaining additional long-term firm commitments from customers, which may include reservation-based fees, volume commitments and acreage dedications.

EQM’s Relationship with EQT

One of EQM’s principal attributes is its relationship with EQT. Headquartered in Pittsburgh, Pennsylvania, in the heart of the Appalachian Basin, EQT is an integrated energy company, with an emphasis on natural gas production, gathering and transmission. EQT conducts its business through two business segments: EQT Production and EQT Midstream. EQT Production is one of the largest natural gas producers in the Appalachian Basin with 10.0 Tcfe of proved natural gas, natural gas liquids and crude oil reserves across approximately 3.4 million gross acres as of December 31, 2015, of which approximately 630,000 gross acres were located in the Marcellus Shale. EQT Midstream provides transmission, storage and gathering services for EQT’s produced gas and to third parties in the Appalachian Basin.

As of December 31, 2015, EQT GP Holdings, LP (NYSE: EQGP) (EQGP) and its subsidiaries owned a 1.8% general partner interest in EQM, all of EQM’s incentive distribution rights and a 27.6% limited partner interest in EQM. As of December 31, 2015, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP. Because of the significant interest in EQM that EQT owns through EQGP, EQT is positioned to directly benefit from committing additional natural gas volumes to EQM’s systems and from facilitating organic growth opportunities and accretive acquisitions for EQM. However, EQT is under no obligation to make acquisition opportunities available to EQM, is not restricted from competing with EQM and may acquire, construct or dispose of midstream assets without any obligation to offer EQM the opportunity to purchase or construct these assets.

EQM believes that its relationship with EQT is advantageous for the following reasons:

•
EQT is a leader among exploration and production companies in the Appalachian Basin.  A substantial portion of EQT’s drilling efforts in recent years were focused on drilling horizontal wells in the Marcellus Shale formations of southwestern Pennsylvania and northern West Virginia. For the year ended December 31, 2015, EQT reported total production sales volumes of 603 Bcfe, representing a 27% increase compared to the year ended December 31, 2014. Approximately 84% of EQT’s total production in 2015 was from wells in the Marcellus Shale. EQT's Marcellus sales volumes were 34% higher for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

•
EQT has retained certain midstream assets. EQM expects to have the opportunity to purchase additional midstream assets from EQT in the future, although EQT is under no obligation to make the opportunities available to EQM. The opportunities are expected to include the retained transmission and gathering assets previously described.

•
EQT production growth supports EQM's development of organic expansion projects. EQT continues to expand its exploration and production operations in the Appalachian Basin, in the Marcellus and Utica Shales. As this expansion increases into areas that are currently underserved by midstream infrastructure, EQM expects it will have a competitive advantage in pursuing economically attractive organic expansion projects, which EQM believes will be a key driver of growth in the future.

While EQM’s relationship with EQT may provide significant benefits, it may also become a source of potential conflicts. For example, EQT is not restricted from competing with EQM. In addition, all of the executive officers and a majority of the directors of EQT Midstream Services, LLC, the general partner of EQM (the EQM General Partner) also serve as officers and in one case as a director of EQT, and these individuals face conflicts of interest, which include the allocation of their time between EQM and EQT. For a description of EQM’s relationships with EQT, please read Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

 Markets and Customers

Reclassifying Equitable Gas Company, LLC (Equitable Gas Company) 2013 revenues to third party revenues due to EQT's 2013 sale of Equitable Gas Company, EQT accounted for approximately 73%, 69% and 77% of EQM’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2013, Equitable Gas Company accounted for approximately 11% of EQM’s total revenues.

For the years ended December 31, 2015 and 2014, PNG Companies, LLC and its affiliates accounted for approximately 14% and 16% of EQM's total revenues, respectively. Other than EQT, no single customer accounted for more than 10% of EQM's total revenues in 2013.

Transmission and Storage Customers

EQM provides natural gas transmission services for EQT and third parties, predominantly consisting of LDCs, marketers, producers and commercial and industrial users that EQM believes to be creditworthy. EQM’s transmission system serves not only adjacent markets in Pennsylvania and West Virginia but also provides its customers with access to high-demand end-user markets in the Mid-Atlantic and Northeastern United States through 3.3 Bcf per day of delivery interconnect capacity with major interstate pipelines. EQM provides storage services to a mix of customers, including marketers and LDCs.

EQM’s primary transmission and storage customer is EQT. For the years ended December 31, 2015, 2014 and 2013, EQT and its affiliates, including Equitable Gas Company for the year ended December 31, 2013, accounted for approximately 48%, 46% and 78%, respectively, of EQM's transmission and storage revenues. Additionally, for the years ended December 31,

2015 and 2014, Peoples Natural Gas Company, LLC accounted for approximately 29% and 30% of EQM's transmission and storage revenues. Other than EQT, no single customer accounted for more than 10% of EQM's transmission and storage revenues in 2013.

Gathering Customers

EQM’s gathering system has approximately 2,300 receipt points with natural gas producers. EQT represented approximately 97%, 96% and 97% of EQM's gathering revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

Competition for natural gas transmission and storage volumes is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. EQM’s principal competitors in its natural gas transmission and storage market include companies that own major natural gas pipelines. In addition, EQM competes with companies that are building high pressure gathering facilities that are not subject to FERC jurisdiction to move volumes to interstate pipelines. EQT also owns, and in the future may construct, natural gas transmission pipelines and high pressure gathering facilities. Major pipeline natural gas transmission companies that compete with EQM also have existing storage facilities connected to their transmission systems that compete with certain of EQM’s storage facilities. Pending and future third party construction projects, if and when brought on-line, may also compete with EQM’s natural gas transmission and storage services. These third party projects may include FERC-certificated expansions and greenfield construction projects.

Key competitors for new gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. Many of EQM’s competitors have capital resources and control supplies of natural gas greater than it does.

Regulatory Environment

FERC Regulation

EQM’s interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. EQM’s regulated system operates under a tariff approved by the FERC that establishes rates, cost recovery mechanisms and the terms and conditions of service to its customers. Generally, the FERC’s authority extends to:

•                   rates and charges for natural gas transmission, storage and FERC-regulated gathering services;
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

EQM holds certificates of public convenience and necessity for its transmission and storage system issued by the FERC pursuant to Section 7 of the NGA covering rates, facilities, activities and services. These certificates require EQM to provide open-access services on its interstate pipeline and storage facilities on a non-discriminatory basis to all customers that qualify under the FERC gas tariff. In addition, under Section 8 of the NGA, the FERC has the power to prescribe the accounting treatment of certain items for regulatory purposes. Thus, the books and records of EQM’s interstate pipeline and storage facilities may be periodically audited by the FERC.

The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, rates charged by interstate pipelines must be just and reasonable. The FERC’s cost-of-service regulations generally limit the recourse rates for transmission and storage services to the cost of providing service plus a reasonable rate of return. In each rate case, the FERC must approve service costs, the allocation of costs, the allowed rate of return on capital investment, rate design and other rate factors. A negative determination on any of these rate factors could adversely affect EQM’s business, financial condition, results of operations, liquidity and ability to make distributions to its unitholders.

The recourse rate that EQM may charge for its services is established through the FERC’s ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline’s actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and certain taxes, as well as volume throughput and contractual capacity commitment assumptions. The maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline’s FERC-approved tariff. Rate design and the allocation of costs also can impact a pipeline’s profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM’s transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to the variable cost of performing service, provided they do not “unduly discriminate.” In addition, pipelines are allowed to negotiate different rates with their customers, as described below.

Pursuant to the NGA, changes to rates or terms and conditions of service can be proposed by a pipeline company under Section 4, or the existing interstate transmission and storage rates or terms and conditions of service may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5. Rate increases proposed by a pipeline may be allowed to become effective subject to refund, while rates or terms and conditions of service which are the subject of a complaint under Section 5 are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM’s transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make distributions to its unitholders.

EQM’s interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline’s recourse rates. As of December 31, 2015, approximately 90% of the system’s contracted firm transportation capacity was committed under negotiated rate contracts. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline’s FERC-approved tariff. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement, require EQM to seek modification of the agreement or require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers.

FERC Regulation of Gathering Rates and Terms of Service

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM’s rates and terms of services for its FERC-regulated low pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service EQM proposes for its FERC-regulated low pressure gathering service may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that the Jupiter and NWV Gathering natural gas pipelines meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation in the industry, so the classification and regulation of Jupiter and NWV Gathering are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.

Pipeline Safety and Maintenance

EQM’s interstate natural gas pipeline system is subject to regulation by PHMSA. PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline facilities, including requirements that pipeline operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines in “high consequence areas,” such as high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.

Notwithstanding the investigatory and preventative maintenance costs incurred in EQM’s performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. On August 25, 2011, PHMSA published an advance notice of proposed rulemaking in which the agency solicited public comment on a number of changes to the federal natural gas transmission pipeline regulations, including: (i) modifying the definition of high consequence areas; (ii) strengthening integrity management requirements as they apply to existing regulated operators; (iii) strengthening or expanding various non-integrity pipeline management standards relating to such matters as valve spacing, automatic or remotely-controlled valves, corrosion protection and gathering lines; and (iv) adding new regulations to govern the safety of underground natural gas storage facilities including underground storage caverns and injection withdrawal well piping that are not currently regulated under the federal regulations.

In 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was enacted. Among other things, the Act increases the maximum civil penalties for administrative enforcement actions, requires the DOT to study and report on the sufficiency of existing gathering line regulations to ensure safety and the use of leak detection systems by hazardous liquid pipelines, requires pipeline operators to verify their records on maximum allowable operating pressure and imposes new emergency response and incident notification requirements.  In September 2013, PHMSA released a final rule increasing the civil penalty maximums for pipeline safety violations. The rule increased the maximum penalties from $100,000 to $200,000 per day for each violation and from $1,000,000 to $2,000,000 for a related series of violations.  The rule applies safety regulations to certain rural low-stress hazardous liquid pipelines not previously covered by some of its safety regulations. In August 2014, in response to a report to U.S. Congress from the U.S. Government Accountability Office, PHMSA stated that it was developing a rulemaking to revise its pipeline safety regulations. PHMSA continues to examine the need to adopt safety requirements for gas gathering pipelines that are not currently subject to regulations and, most recently in May 2015, issued a final rule requiring, among other things, annual inspection of certain gas gathering pipelines. PHMSA also published an advisory bulletin providing guidance to natural gas transmission operators of the need to verify records related to the maximum allowable operating pressure for each section of a pipeline system. As required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, EQM verified its records for all applicable pipeline segments and submitted a report to the DOT identifying each pipeline segment for which records were insufficient.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines. They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of EQM's natural gas facilities fall within a class that is not subject to integrity management requirements, EQM may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with its non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down EQM's pipelines during the pendency of such actions, could be material.

Should EQM fail to comply with DOT regulations, it could be subject to penalties and fines. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.

EQM believes that its operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations, but EQM can provide no assurance that the adoption of new laws and regulations, such as those proposed by PHMSA, will not result in significant added costs or delays in service or result in EQM not pursuing a project that could have a material adverse effect in the future.

Environmental Matters

General. EQM’s operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or impact EQM’s business activities in many ways, such as:

•	requiring the acquisition of various permits to conduct regulated activities;

•	requiring the installation of pollution-control equipment or otherwise restricting the way EQM can handle or dispose of its wastes;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species; and

•	requiring investigatory and remedial actions to mitigate or eliminate pollution conditions caused by EQM’s operations or attributable to former operations.

In addition, EQM’s operations and construction activities are subject to county and local ordinances that restrict the time, place or manner in which those activities may be conducted so as to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion, requiring EQM to take curative actions to reduce or mitigate such conditions. However, the performance of such actions has not had a material adverse effect on EQM’s results of operations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for the clean up and restoration of sites where hydrocarbons or wastes have been disposed or otherwise released. Consequently, EQM may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.

EQM has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and EQM does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts EQM currently anticipates. For example, during August and September 2015, the EPA published a suite of regulatory proposals aimed at reducing methane and volatile organic compound (VOC) emissions across the entire oil and gas sector. These actions are part of a larger climate action plan, which focuses primarily on reducing greenhouse gas (GHG) emissions from the power and oil and gas sectors. In addition, on October 1, 2015, the EPA revised the National Ambient Air Quality Standards (NAAQS) for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. EQM tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While EQM believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.

Below is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to EQM’s business.

Hazardous Substances and Waste. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include current and prior owners or operators of the site where a release of hazardous substances occurred and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. EQM generates materials in the course of its ordinary operations that are regulated as “hazardous substances” under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM’s operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as “hazardous wastes” and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM’s maintenance capital expenditures and operating expenses.

EQM owns, leases or operates properties where petroleum hydrocarbons are being or have been handled for many years. EQM has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned, leased or operated by EQM, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes was not under EQM’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, EQM could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including EQM’s compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that EQM obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. EQM’s failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. EQM may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of EQM’s operations, including the installation of new equipment to control emissions from EQM's compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact EQM’s business.

Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs. In addition, on January 14, 2015, the federal government announced its goal to significantly reduce methane emissions from oil and gas sources by 2025. Following this announcement, during August and September 2015, the EPA published a suite of regulatory proposals that set standards for methane and VOC emissions from the power and oil and gas sectors. PHMSA has also stated that it is considering natural gas pipeline safety standards that could result in lowering methane emissions.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM’s cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, while the EPA has had rules in effect since 2011 that require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including among others, onshore processing, transmission and storage facilities, in October 2015, the EPA finalized changes to this reporting rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include, beginning in the 2016 reporting year, certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal activities and blowdowns of natural gas transmission pipelines. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S., including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. EQM believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make distributions to its unitholders.

National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project or, if necessary, a more detailed Environmental Impact Statement that may be made available for public review and comment. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and increase the cost of, development of midstream infrastructure.

Endangered Species Act. The federal Endangered Species Act (ESA) restricts activities that may adversely affect endangered and threatened species or their habitats. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of EQM’s facilities are located in areas that are designated as habitats for endangered or threatened species, EQM believes that it is in substantial compliance with the ESA. In addition, the designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause EQM to incur additional costs, result in delays in construction of pipelines and facilities, or cause EQM to become subject to operating restrictions in areas where the species are known to exist. For example, the U.S. Fish and Wildlife Service announced in 2015 that it will consider hundreds of additional species for listing as endangered or threatened as a result of several litigation settlements. Some of the species that may ultimately be listed may be located in areas in which EQM operates.

Employee Health and Safety. EQM is subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (OSHA) and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community “right-to-know” regulations and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in EQM’s operations and that this information be provided to employees, state and local government authorities and citizens. EQM believes that it is in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Seasonality

Weather impacts natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.

Title to Properties and Rights-of-Way

EQM’s real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for EQM’s operations. Portions of the land on which EQM’s pipelines and facilities are located are owned by EQM in fee title, and it believes that it has satisfactory title to these lands. The remainder of the land on which EQM’s pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.

There are, however, certain lands within EQM’s storage pools as to which it does not currently have real property rights. EQM has identified the lands as to which it believes it must obtain such rights and is in the midst of a program to acquire such rights. Since the beginning of this program in 2009 through December 31, 2015, EQM has successfully acquired such rights for approximately 30,000 acres out of approximately 62,000 acres, and EQM expects to acquire the remainder within the next three years. In accordance with EQM’s FERC certificate, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. EQM believes the cost to acquire the remaining rights will be approximately $7 million over the next three years.

Some of the leases, easements, rights-of-way, permits and licenses that were transferred to EQM at the closing of its IPO in July 2012 required the consent of the grantor of such rights, which in certain instances is a governmental entity. EQM obtained, prior to the closing of its IPO, sufficient third party consents, permits and authorizations for the transfer of the assets necessary to enable it to operate its business in all material respects.

EQT and its affiliates continue to hold record title to portions of certain assets until EQM makes the appropriate filings in the jurisdictions in which such assets are located and obtains any consents and approvals that were not obtained prior to EQM's IPO. Such consents and approvals include those required by federal and state agencies or political subdivisions. In some cases, EQT or its affiliates may, where required consents or approvals have not been obtained, temporarily hold title to property as nominee for EQM’s benefit until a future date. EQM anticipates that there will be no material change in the tax treatment of its common units resulting from EQT holding the title to any part of such assets subject to future conveyance or as EQM’s nominee.

Insurance

EQM generally shares insurance coverage with EQT. EQM reimburses EQT for the cost of the insurance pursuant to the terms of EQM's omnibus agreement with EQT. The insurance program includes excess liability insurance, auto liability insurance, workers’ compensation insurance and property insurance. In addition, EQM has procured separate general liability and directors and officers liability policies. All insurance coverage is in amounts management believes to be reasonable and appropriate.

Facilities

EQT leases its corporate offices in Pittsburgh, Pennsylvania. Pursuant to the omnibus agreement, EQM pays a proportionate share of EQT’s costs to lease the building.

Employees

EQM does not have any employees. EQM is managed by the directors and officers of its general partner. All executive management personnel of the EQM General Partner are officers of EQT and devote the portion of their time to EQM’s business and affairs that is required to manage and conduct its operations. The daily business operations of EQM are conducted by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries. Under the terms of the omnibus agreement with EQT, EQM reimburses EQT for the provision of general and administrative services for its benefit, for direct expenses incurred by EQT on EQM’s behalf, for expenses allocated to EQM as a result of it being a public entity and for operation and management services provided by EQT Gathering.

Availability of Reports

EQM makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, http://www.eqtmidstreampartners.com, as soon as reasonably practicable after the date they are filed with, or furnished to, the SEC.  The filings are also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330.  These filings are also available on the internet at http://www.sec.gov.

Composition of Segment Operating Revenues

Presented below are operating revenues by segment as a percentage of total operating revenues of EQM.

	For the year ended December 31,
	2015	2014	2013
Transmission and storage operating revenues	48%	53%	49%
Gathering operating revenues	52%	47%	51%

Financial Information about Segments

See Note 4 to the consolidated financial statements for financial information by business segment including, but not limited to, revenues from external customers, operating income and total assets, which information is incorporated herein by reference.

Jurisdiction and Year of Formation

EQT Midstream Partners, LP is a Delaware limited partnership formed in January 2012.

Financial Information about Geographic Areas

All of EQM’s assets and operations are located in the continental United States.

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

Risks Inherent in Our Business

We are dependent on EQT for a substantial majority of our revenues and future growth. Therefore, we are indirectly subject to the business risks of EQT. We have no control over EQT’s business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors us.

Historically, we have provided a substantial percentage of our natural gas transmission, storage and gathering services to EQT. During the year ended December 31, 2015, approximately 73% of our revenues were from EQT. We expect to derive a substantial majority of our revenues from EQT for the foreseeable future. Therefore, any event, whether in our areas of operations or otherwise, that adversely affects EQT’s production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the business risks of EQT, including the following:

•	natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT's drilling operations, revenue, profitability, future rate of growth and liquidity;

•	a reduction in or slowing of EQT's anticipated drilling and production schedule, which would directly and adversely impact demand for EQM's services;

•	infrastructure capacity constraints and interruptions;

•	risks associated with the operation of EQT's wells, pipelines and facilities, including potential environmental liabilities;

•	the availability of capital on a satisfactory economic basis to fund EQT's operations;

•	EQT's ability to identify exploration, development and production opportunities based on market conditions;

•	uncertainties inherent in projecting future rates of production;

•	EQT's ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production;

•	adverse effects of governmental and environmental regulation and negative public perception regarding EQT's operations; and

•	the loss of key personnel.

For example, as a result of lower commodity prices, in December 2015, EQT announced a 2016 capital expenditure forecast for well development of $820 million, which is 51% lower than EQT's 2015 capital expenditures for well development. EQT may further reduce its capital expenditure spending in the future based on commodity prices or other factors. Unless we are successful in attracting significant unaffiliated third party customers, our ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on our transmission and storage and gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to, and entered into long-term firm transmission and gathering contracts on, our systems, it may determine in the future that drilling in areas outside of our current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to us. A reduction in the capacity subscribed or volumes transported, stored or gathered on our systems by EQT could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

Please see Item 1A, “Risk Factors” in EQT’s Annual Report on Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT’s business.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to EQT and its affiliates, to enable us to pay quarterly cash distributions to our unitholders.

In order to pay the announced fourth quarter 2015 distribution of $0.71 per unit per quarter, or $2.84 per unit on an annualized basis, we will require available cash of approximately $72.6 million per quarter, or $290.3 million per year, based on the number of common and general partner units and the incentive distribution rights (IDRs) outstanding at December 31, 2015. We may not have sufficient available cash each quarter to enable us to pay the quarterly cash distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates we charge for our transmission, storage and gathering services;

•	the level of firm transmission, storage and gathering capacity sold and volumes of natural gas we transport, store and gather for our customers;

•
regional, domestic and foreign supply and perceptions of supply of natural gas; the level of demand and perceptions of demand in our end-use markets; and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may impact our ability to renew and replace firm transmission, storage and gathering agreements;

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

Our natural gas transmission, storage and gathering services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make distributions.

Our interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA, and the Energy Policy Act of 2005. Certain portions of our gathering operations are also rate-regulated by the FERC in connection with our interstate transmission operations. Our FERC-regulated systems operate under a tariff approved by the FERC that establishes rates, cost recovery mechanisms and terms and conditions of service to our customers. Generally, the FERC’s authority extends to:

•	rates and charges for our natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.

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

Pursuant to the NGA, existing interstate transmission and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. We currently hold authority from the FERC to charge and collect (i) “recourse rates,” which are the maximum rates an interstate pipeline may charge for its services under its tariff, and (ii) “negotiated rates,” which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. As of December 31, 2015, approximately 90% of our system’s contracted firm transmission capacity was committed under such “negotiated rate” contracts, rather than recourse rate or discount rate contracts. There can be no guarantee that we will be allowed to continue to operate under such rate structures for the remainder of those assets’ operating lives. Any successful challenge against rates charged for our transmission and storage services could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline’s own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission facilities. We maintain rates and terms of service in our tariff for unbundled gathering services performed on a portion of our gathering facilities that are connected to our transmission and storage system. Just as with rates and terms of service for transmission and storage services, our rates and terms of services for our FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC. Rate increases and changes to terms and conditions of service which we propose for our FERC-regulated gathering services may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC.

The FERC’s jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for our FERC-regulated gathering services, these gathering facilities are not subject to the FERC’s certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. Typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause us to abandon planned projects.

FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement, in whole or part, is materially non-conforming, it could reject the agreement or require us to seek modification, or alternatively require us to modify our tariff so that the non-conforming provisions are generally available to all customers.

Under current policy, the FERC permits interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines owned by partnerships or limited liability companies taxed as partnerships for federal income tax purposes, the tax allowance will reflect the actual or potential income tax liability on the FERC-jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. This policy was upheld on May 29, 2007 by the Court of Appeals for the District of Columbia Circuit. The FERC will determine, on a case-by-case basis, whether the owners of an interstate pipeline have such actual or potential income tax liability. In a future rate case, we may be required to demonstrate the extent to which inclusion of an income tax allowance in the applicable cost-of-service is permitted under the current income tax allowance policy. In addition, the FERC’s income tax allowance policy is frequently the subject of challenge, and we cannot predict whether the FERC or a reviewing court will alter the existing policy. If the FERC’s policy were to change and if the FERC were to disallow a substantial portion of our pipelines' income tax allowance, our regulated rates, and therefore our revenues and ability to make quarterly cash distributions to our unitholders, could be materially adversely affected.

The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.

Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. We believe that our high pressure natural gas pipelines meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation within the industry, so the classification and regulation of Jupiter and NWV Gathering are subject to change based on future determinations by the FERC, the courts or the U.S. Congress. Failure to comply with applicable provisions of the NGA, the NGPA, the Pipeline Safety Act of 1968 and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties of up to $200,000 per day, for each violation and up to a maximum penalty of $2,000,000 for a related series of violations.

In addition, future federal, state or local legislation or regulations under which we will operate our natural gas transmission, storage and gathering businesses may have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our distributable cash flow.

Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. A sustained low price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by our pipeline and storage assets. Production from existing wells and natural gas supply basins with access to our systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for our customers, or a sustained low price environment for natural gas could cause producers to determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. A reduction in the natural gas volumes supplied by EQT or other third party producers could result in reduced throughput on our systems and adversely impact our ability to grow our operations and increase quarterly cash distributions to our unitholders. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas transported, stored and gathered on our systems and cash flows associated therewith, our customers must continually obtain adequate supplies of natural gas.

The primary factors affecting our ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near our systems and our ability to compete for volumes from successful new wells. While EQT has dedicated production from certain of its leased properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our gathering systems or the rate at which production from a well declines. In addition, we have no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for hydrocarbons, levels of reserves, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs, and other production and development costs.

Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, the average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu from January 1, 2015 through February 10, 2016, and the average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $26.55 per barrel during the same period. Factors affecting commodity prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported liquefied natural gas (LNG); the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effects of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, LNG and other commodities. Declines in natural gas prices have had a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. For example, in December 2015, EQT announced a 2016 capital expenditure forecast for well development of $820 million, which is 51% lower than EQT's 2015 capital expenditures for well development. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to us. If reductions in drilling activity result in our inability to maintain levels of contracted capacity and throughput, it could reduce our revenue and impair our ability to make quarterly cash distributions to our unitholders.

We typically do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is longer than we anticipate, and we are unable to secure additional sources of natural gas, there could be a material adverse effect on our business, results of operations, financial condition and ability to make quarterly cash distributions to our unitholders.

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas transported, stored and gathered on our systems would decline, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

We may not be able to increase our third party throughput and resulting revenue due to competition and other factors, which could limit our ability to grow and extend our dependence on EQT.

Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties other than EQT. For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 53%, 51% and 80%, respectively, of our transmission revenues, 1%, 2% and 61%, respectively, of our storage revenues, 97%, 96% and 97%, respectively, of our gathering revenues and 73%, 69% and 88%, respectively, of our total operating revenues. Our ability to increase our third party throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third party shippers require it. To the extent that we lack available capacity on our systems for third party volumes, we may not be able to compete effectively with third party systems for additional natural gas production in our areas of operation.

We have historically provided transmission, storage and gathering services to third parties on only a limited basis and may not be able to attract material third party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by our relationship with EQT and our desire to provide services pursuant to long-term firm contracts. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we will need to continue to improve our reputation among our potential customer base for providing high quality service in order to continue to successfully attract unaffiliated third parties.

We are exposed to the credit risk of our counterparties in the ordinary course of our business.

We are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers, suppliers, joint venture partners and other counterparties. We extend credit to our customers, including EQT, our largest customer, as a normal part of our business. While we have established credit policies, including assessing the creditworthiness of our customers as permitted by our FERC-approved natural gas tariff, and requiring appropriate terms or credit support from them based on the results of such assessments, we may not have adequately assessed the creditworthiness of our existing or future customers. We cannot predict the extent to which EQT’s and our other counterparties’ businesses would be impacted if commodity prices further deteriorate, commodity prices remain depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on our counterparties’ abilities to perform under their transmission, storage and gathering agreements with us. Any resulting nonpayment and/or nonperformance by our counterparties could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Increased competition from other companies that provide transmission, storage or gathering services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.

Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete primarily with other interstate and intrastate pipelines and storage facilities in the transmission, storage and gathering of natural gas. Some of our competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transmission and storage systems or gathering systems that would create additional competition for the services we provide to our customers. In addition, our customers may develop their own transmission, storage or gathering services instead of using ours. Moreover, EQT, EQGP and their respective affiliates are not limited in their ability to compete with us.

The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored by our systems or, in cases where we do not have long-term firm contracts, could force us to lower our transmission or storage rates.

Further, natural gas as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas storage, transmission and gathering services.

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

If third party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas, our revenues and cash available to make distributions to our unitholders could be adversely affected.

We depend upon third party pipelines and other facilities that provide receipt and delivery options to and from our transmission and storage system. For example, our transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company and National Fuel Gas Supply Corporation, as well as multiple distribution companies. Similarly, our gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that our access to such systems was impaired or if we were unable to maintain processing and treating contracts on acceptable terms, the amount of natural gas that our gathering systems can gather and transport would be adversely affected, which could reduce revenues from our gathering activities. Because we do not own these third party pipelines or facilities, their continuing operation is not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Certain of the services we provide on our transmission and storage system are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates we have agreed to provide to our customers. If this occurs, it could decrease the cash flow realized by our systems and, therefore, the cash we have available for distribution to our unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to a “negotiated rate,” and that contract must be filed with and accepted by the FERC. As of December 31, 2015, approximately 90% of our contracted transmission firm capacity was subscribed under such “negotiated rate” contracts. These “negotiated rate” contracts may not generally be subject to adjustment for increased costs which could be caused by inflation or other factors relating to the specific facilities being used to perform the services.

We may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.

Our primary exposure to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. Including contracts on the AVC facilities and contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, firm transmission and storage contracts have a weighted average remaining term of approximately 17 years and firm gathering contracts have a weighted average remaining term of approximately 9 years as of December 31, 2015. The extension or replacement of existing contracts, including our contracts with EQT, depends on a number of factors beyond our control, including:

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

Rate payers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge our recourse rates, discounted rates offered to individual customers or the terms and conditions of service included in our tariff. We do not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging our tariff. If any challenge were successful, among other things, the rates that we charge on our systems could be reduced. Successful challenges could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

If we do not complete expansion projects, our future growth may be limited.

A significant component of our growth strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends, in part, upon our ability to complete expansion projects that result in an increase in the cash we generate. We may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•	an inability to obtain necessary rights-of-way or permits or other government approvals, including approvals by regulatory agencies;

•	an inability to successfully integrate the infrastructure we build;

•	an inability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	an inability to secure adequate customer commitments to use the newly expanded facilities.

Expanding our business by constructing new midstream assets subjects us to risks.

Organic and greenfield growth projects are a significant component of our growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. The development and construction of pipelines and storage facilities expose us to construction risks such as the failure to meet affiliate and third party contractual requirements, delays caused by landowners or advocacy groups opposed to the oil and gas industry, environmental hazards, the lack of available skilled labor, equipment and materials and the inability to obtain necessary approvals and permits from regulatory agencies on a timely basis. These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase for some time after completion of a particular project. For instance, we will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and we will not receive material increases in revenues until the project is placed into service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Certain of our internal growth projects may require regulatory approval from federal and state authorities prior to construction, including any extensions from or additions to our transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production and gathering activities in new production areas, including the Marcellus and Utica Shales, and negative public perception regarding the oil and gas industry. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.

If we are unable to make acquisitions on economically acceptable terms, our future growth may be limited, and the acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per unit basis.

Our ability to grow depends, in part, on our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants. A material decrease in such divestitures would limit our opportunities for future acquisitions and could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

If we are unable to make accretive acquisitions, whether because, among other reasons, (i) we are unable to identify attractive acquisition opportunities, (ii) we are unable to negotiate acceptable purchase contracts, (iii) we are unable to obtain financing for acquisitions on economically acceptable terms, (iv) we are outbid by competitors or (v) we are unable to obtain necessary governmental or third party consents, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	an inability to integrate successfully the assets or businesses we acquire;

•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	unforeseen difficulties operating in new geographic areas or business lines.

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

In order to expand our asset base and complete our announced expansion projects described in this Annual Report on Form 10-K, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions.

Global financial markets and economic conditions have been, and continue to be, volatile, particularly for companies in the oil and gas industry. The current weak economic conditions in the oil and gas industry have made, and will likely continue to make, it difficult for some entities to obtain funding. In order to fund our expansion capital expenditures, we will be required to use cash from our operations, incur borrowings or sell additional common units or other limited partner interests. Using cash from operations will reduce distributable cash flow to our common unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate. If funding is not available to us when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make quarterly cash distributions to our unitholders. We do not have any commitment with our general partner or other affiliates, including EQT and EQGP, to provide any direct or indirect financial assistance to us.

We are subject to numerous hazards and operational risks.

Our business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas. These operating risks include, but are not limited to:

•	damage to pipelines, facilities, equipment and surrounding properties caused by hurricanes, earthquakes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, vehicles, and farm and utility equipment;

•	uncontrolled releases of natural gas and other hydrocarbons;

•
leaks, migrations or losses of natural gas as a result of the malfunction of equipment or facilities and, with respect to storage assets, as a result of undefined boundaries, geologic anomalies, natural pressure migration and wellbore migration;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution to the environment and suspension of operations.

These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, regulatory investigations and penalties and substantial losses to us. The location of certain segments of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people or property and could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of our systems. Potential customer impacts arising from service interruptions on segments of our systems could include limitations on our ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of our existing customers by others for potential new projects that would compete directly with our existing services. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

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

EQT currently maintains excess liability insurance that covers EQT's and its affiliates', including our, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of EQT and its affiliates.

EQT also maintains coverage for itself and its affiliates, including us, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.

All of EQT’s insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured, it could adversely affect our operations and financial condition. We may not be able to maintain or obtain insurance of the types and in the amounts we desire at reasonable rates, and we may elect to self-insure a portion of our asset portfolio. The insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, we share insurance coverage with EQT, for which we reimburse EQT pursuant to the terms of the omnibus agreement. To the extent EQT experiences covered losses under the insurance policies, the limit of our coverage for potential losses may be reduced.

We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are regulated extensively at the federal, state and local levels.  Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon transmission and gathering systems and pipelines.  Environmental, health and safety legal requirements govern discharges of substances into the air and water; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety.  Compliance with the laws, regulations and other legal requirements applicable to our businesses, including delays in obtaining permits or other government approvals, may increase our costs of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause us not to pursue a project.  For example, the U.S. Fish and Wildlife Service announced in 2015 that it will consider hundreds of additional species for listing as endangered or threatened as a result of several litigation settlements. Some of the species that may ultimately be listed may be located in areas in which we operate. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in our operations or abandonment of projects. In addition, compliance with laws, regulations or other legal requirements could subject us to claims for personal injuries, property damage and other damages.  Our failure to comply with the laws, regulations and other legal requirements applicable to our businesses, even if as a result of factors beyond our control, could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and damages.

Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming.  For example, during August and September 2015, the EPA published a suite of regulatory proposals aimed at reducing methane and VOC emissions across the entire oil and gas sector. These actions are part of a larger climate action plan, which focuses primarily on reducing GHG emissions from the power and oil and gas sectors. In addition, on October 1, 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8 hour primary and secondary ozone standards to 70 parts per billion for both standards. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of greenhouse gases that could have an adverse effect on our operations.

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause us to lose potential and current customers, interrupt our operations, abandon projects and limit our growth and revenue. There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties through which our transmission and storage system or our gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. Pursuant to the terms of the omnibus agreement, EQT will indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets acquired by us and occurring before the closing date of our IPO. However, the maximum liability of EQT for these indemnification obligations will not exceed $15 million, which may not be sufficient to fully compensate us for such claims, losses and expenses. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to our unitholders. We may not be able to recover all or any of these costs from insurance.

Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the natural gas services we provide.

Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs. In addition, on January 14, 2015, the Obama Administration announced its goal to significantly reduce methane emissions from oil and gas sources by 2025. Following this announcement, during August and September 2015, the EPA published a suite of regulatory proposals that set standards for methane and VOC emissions from the power and oil and gas sectors. PHMSA has also stated that it is considering natural gas pipeline safety standards that could result in lowering methane emissions.

The U.S. Congress, along with federal and state agencies, have considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. Climate change and greenhouse gas legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas we transport, store and gather. For example, while the EPA has had rules in effect since 2011 that require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas sources in the United States, including among others, onshore processing, transmission and storage facilities, in October 2015, the agency finalized changes to this reporting rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include, beginning in the 2016 reporting year, certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal activities and blowdowns of natural gas transmission pipelines. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit us by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on us of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.

Significant portions of our pipeline systems have been in service for several decades. There could be unknown events or conditions or increased maintenance or repair expenses and downtime associated with our pipelines that could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make distributions.

Significant portions of our transmission and storage system and FERC-regulated gathering system have been in service for several decades. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our systems could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

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

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators.  For example, in August 2011, PHMSA published an advance notice of proposed rulemaking in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, in an August 2014 U.S. Government Accountability Office (GAO) report to the U.S. Congress, the GAO acknowledged PHMSA’s August 2011 proposed rulemaking as well as PHMSA’s continued assessment of the safety risks posed by these gathering lines as part of rulemaking process, and recommended that PHMSA move forward with rulemaking to address larger-diameter, higher pressure gathering lines, including subjecting such pipelines to emergency response planning requirements that currently do not apply. In 2015, PHMSA published a final rule making miscellaneous changes to the pipeline safety regulations to address, among other things, the performance of post-construction inspections and leak surveys for certain onshore gas gathering pipelines.

 On September 25, 2013, the PHMSA released a final rule increasing the civil penalty maximums for pipeline safety violations. The rule increased the maximum penalties from $100,000 to $200,000 per day for each violation, and from $1,000,000 to $2,000,000 for a related series of violations. Additionally, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of changes in annual reporting requirements.  The bulletin also advised operators that if they rely on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. In the absence of any such records, the bulletin advised that operators should verify maximum pressures through physical testing or modify/replace facilities to meet the demands of such pressures.  As required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, we verified our records for all applicable pipeline segments and submitted a report to DOT identifying each pipeline segment for which records were insufficient.

States are generally preempted by federal law in the area of pipeline safety, but state agencies may qualify to assume responsibility for enforcing federal regulations over intrastate pipelines.  They may also promulgate additive pipeline safety regulations provided that the state standards are at least as stringent as the federal standards. Although many of our natural gas facilities fall within a class that is not subject to integrity management requirements, we may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with our non-exempt transmission pipelines. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such actions, could be material.

Should we fail to comply with DOT regulations, we could be subject to penalties and fines. In addition, we may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in our forecasted maintenance capital expenditures.

The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause our current and potential customers to reduce the number of wells they drill in the Marcellus and Utica Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Our assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and a majority of the production that we receive from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which published proposed effluent limit guidelines on April 7, 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the federal Bureau of Land Management (BLM), which issued a final rule on March 20, 2015 that established new or more stringent standards for performing hydraulic fracturing on federal and Indian lands including, among other things, submission of various detailed notices, plans and other information relating to the fracturing activities that are subject to BLM pre-approval, implementation of measures designed to protect usable water from fracturing activities, and public disclosure of chemicals used in hydraulic fracturing fluids through the FracFocus website. The BLM rule had an expected effective date of June 2015 but is currently subject to several ongoing legal challenges that seek to block implementation of the rule.  Additionally, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction prohibiting enforcement of the rule while litigation is pending. The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to fracturing activities in New York.  Also, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In fact, legislation or regulation banning hydraulic fracturing has been adopted in a number of local jurisdictions, including ones in which we have limited operations. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA, which in June 2015 issued a draft report on the effects of hydraulic fracturing on drinking water resources.  The draft report did not find evidence of widespread systematic impacts to drinking water, but did find a relatively small number of site-specific impacts. A final report is expected in 2016. The results of such review or studies could spur initiatives to further regulate hydraulic fracturing.  The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for our customers to complete natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our gathering, storage and transmission services.

Furthermore, the tax laws, rules and regulations that affect our customers are subject to change. For example, Pennsylvania’s governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. A consensus on the characteristics, such as the effective tax rate, or enactment of a state severance tax has yet to be reached. Any such increase or change could adversely impact our customers’ earnings, cash flows and financial position and cause them to reduce their drilling in the areas in which we operate.

Our exposure to direct commodity price risk may increase in the future.

Although we intend to enter into long-term firm contracts with new customers in the future, our efforts to obtain such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of our future contracts could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. If we were to be unsuccessful in renegotiating rights-of-way, we might have to institute condemnation proceedings on our FERC-regulated assets or relocate our facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

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

We have entered into a joint venture, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility.

We have entered into, and may in the future enter into additional, joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and corporate flexibility. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture.

Restrictions under our debt agreements could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Our debt agreements contain various covenants and restrictive provisions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

Our credit facility also contains a covenant requiring us to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Our ability to meet these covenants can be affected by events beyond our control and we cannot assure our unitholders that we will meet these covenants. In addition, our credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur if EQT fails to control our general partner, we fail to own 100% of Equitrans, L.P., or our general partner fails to be the general partner).

The provisions of our debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The credit facility also has cross default provisions that apply to any other indebtedness we may have with an aggregate principal amount in excess of $15.0 million.

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

The credit and risk profile of our general partner and EQT could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.

The credit and business risk profiles of our general partner and EQT may be factors considered in credit evaluations of us. This is because our general partner, which is controlled by EQT through EQT’s ownership interest in EQGP, controls our business activities, including our cash distribution policy and growth strategy. Due to our relationship with EQT, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to EQT’s financial condition, including the degree of its financial leverage and its dependence on cash flows from EQGP to service its indebtedness, or adverse changes in its credit ratings, including a downgrade of EQT’s investment grade credit rating. A sustained period of lower commodity prices could increase the risk of a lower credit rating for EQT and EQM. On December 16, 2015, Moody's Investors Services (Moody's) announced that it had placed 29 U.S. exploration and production companies, including EQT, under review for a downgrade due to the low commodity price environment. On January 25, 2016, Moody’s also announced that it had placed three midstream partnerships, including EQM, under review for a downgrade primarily due to their affiliations with sponsoring exploration and production companies. Any material limitations on our ability to access capital as a result of adverse changes at EQT could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at EQT could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Please see Item 1A, “Risk Factors” in EQT’s Annual Report on Form 10-K for the year ended December 31, 2015 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full discussion of the risks associated with EQT’s business.

 A downgrade of our credit ratings, which are determined by independent third parties, could impact our liquidity, our access to capital, and our costs of doing business.

If any credit rating agency downgrades our credit ratings, our access to credit markets may be limited, our borrowing costs could increase, and we may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. Our credit rating by Moody’s as of February 10, 2016 of Ba1, which as described above was under review for a downgrade as of January 25, 2016, is considered non-investment grade and may result in greater borrowing costs and collateral requirements than would be available to us if all our credit ratings were investment grade. Our ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of our indebtedness in the future may result in a downgrade in the ratings that are assigned to our debt. See "The credit and risk profile of our general partner and EQT could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital," above.

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

We typically do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves connected to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems are less than we anticipate, or the timeline for the development of reserves is longer than we anticipate, and we are unable to secure additional sources of natural gas, there could be a material adverse effect on our business, results of operations, financial condition, liquidity and ability to make quarterly cash distributions to our unitholders.

The lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our unitholders.

We rely exclusively on revenues generated from transmission, storage and gathering systems, which are primarily located in the Appalachian Basin in Pennsylvania and West Virginia. Due to our lack of diversification in assets and geographic location, an adverse development in these businesses or our areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for natural gas, could have a significantly greater impact on our results of operations and distributable cash flow to our unitholders than if we maintained more diverse assets and locations.

Terrorist or cyber security attacks or threats thereof aimed at our facilities or surrounding areas could adversely affect our business.

Our businesses have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our businesses, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in delivery of natural gas and natural gas liquids, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, personal injury, property damage, other operational disruptions and third party liability.  Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Risks Inherent in an Investment in Us

EQT, through its control of EQGP, controls our general partner, which has sole responsibility for conducting our business and managing our operations. Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited its state law fiduciary duties to us and our unitholders, which may permit it to favor its own interests to the detriment of us and our unitholders.

EQT, through its ownership of EQGP, controls our general partner and has the power to appoint all of the officers and directors of our general partner. Conflicts of interest will arise among EQT, EQGP, EQGP’s general partner and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of EQT and EQGP over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires EQT to pursue a business strategy that favors us, and the directors and officers of EQT have a fiduciary duty to make these decisions in the best interests of

EQT, which may be contrary to our interests. EQT may choose to shift the focus of its investment and growth to areas not served by our assets.

•
EQT, as our primary customer, has an economic incentive to cause us not to seek higher tariff rates or gathering fees, even if such higher rates or fees would reflect rates and fees that could be obtained in arms length, third party transactions.

•	EQT is not limited in its ability to compete with us and may offer business opportunities or sell midstream assets to third parties without first offering us the right to bid for them.

•
Our general partner is allowed to take into account the interests of parties other than us, such as EQT, in resolving conflicts of interest, which has the effect of limiting its state law fiduciary duty to our unitholders.

•
All of the officers and a majority of the directors of our general partner are also officers and/or directors of EQT and owe fiduciary duties to EQT, and four of the officers and three of the directors of our general partner are also officers and/or directors of EQGP’s general partner and owe fiduciary duties to EQM. The officers of our general partner also devote significant time to the business of EQT and EQM and are compensated by EQT accordingly.

•	Our general partner determines whether or not we incur debt and that decision may affect our credit ratings.

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty under state law.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•
Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including EQT’s obligations under our omnibus agreement with EQT and EQT’s commercial agreements with us.

•	Disputes may arise under our commercial agreements with EQT and its affiliates.

•
Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves will affect the amount of cash available for distribution to our unitholders.

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash available for distribution to our unitholders.

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

•
Our partnership agreement permits us to classify up to $30 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner interest or the IDRs.

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner intends to limit its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if they own more than 80% of the common units.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	Our general partner may transfer the IDRs without unitholder approval.

•
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s IDRs without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Please read Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” in this Annual Report on Form 10-K.

The duties of our general partner’s officers and directors may conflict with their duties as officers and/or directors of EQT and/or EQGP’s general partner.

Our general partner’s officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner, EQGP, which is controlled by EQT. However, a majority of our general partner’s directors and three of its officers are also officers and/or directors of EQGP’s general partner, which has duties to manage the business of EQGP in a manner beneficial to EQGP and EQGP’s unitholders, including EQT. Additionally, a majority of our general partner’s officers and all of its officers are also officers and/or directors of EQT. Consequently, these directors and officers may encounter situations in which their obligations to EQGP and/or EQT, as applicable, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.

In addition, our general partner’s officers, all of whom are also officers of EQT and three of whom are officers of EQGP’s general partner, will have responsibility for overseeing the allocation of their own time and time spent by administrative personnel on our behalf and on behalf of EQGP and/or EQT. These officers face conflicts regarding these time allocations that may adversely affect our results of operations, cash flows and financial condition.

EQT may compete with us, which could adversely affect our ability to grow and our results of operations and cash available for distribution.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including EQT and its other subsidiaries, including EQGP, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. EQT currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate other natural gas midstream assets. EQT will be under no obligation to make any acquisition opportunities available to us. Moreover, while EQT may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.

Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors, EQT and EQGP. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

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

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate corporate opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to elect to reset target distribution levels;

•	whether to transfer the IDRs or any units it owns to a third party; and

•	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to the partnership agreement.

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

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under our partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of our outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Our unitholders do not elect our general partner or vote on our general partner’s directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by EQT. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our unitholders’ voting rights are restricted by a provision in our partnership agreement which provides that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’

ability to influence the manner or direction of our management. As a result, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of (i) EQGP to transfer all or a portion of its ownership interest in our general partner to a third party, or (ii) EQT to transfer all or a portion of its ownership interest in EQGP’s general partner to a third party. The new owner of our general partner or EQGP’s general partner, as the case may be, would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner.

The incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.

EQT, through its control of EQGP, controls our general partner. Our general partner may transfer the IDRs to a third party at any time without the consent of our unitholders. If our general partner transfers the IDRs to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly cash distributions to unitholders over time as it would if it had retained ownership of the IDRs.

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

•
because the amount payable to holders of IDRs is based on a percentage of the total distributable cash flow, the distributions to holders of IDRs will increase even if the per unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

EQGP may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of February 11, 2016, EQGP held 21,811,643 of our common units. In addition, we have agreed to provide our general partner and its affiliates, including EQGP, with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Our general partner has a call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of the common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our common unitholders may also incur a tax liability upon a sale of their common units. As of February 11, 2016, affiliates of our general partner own 28.1% of our outstanding common units.

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

The holder or holders of a majority of the IDRs, which is currently our general partner, have the right, at any time when the holders have received incentive distributions at the highest level to which they are entitled (48.0%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the IDRs at any time, in whole or in part, and any transferee holding a majority of the IDRs shall have the same rights as our general partner with respect to resetting target distributions.

In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the IDRs will be entitled to receive, in the aggregate, the number of common units equal to that number of common units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the IDRs in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain its general partner interest in us that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that our general partner or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to the IDRs and may therefore desire to be issued common units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then current business environment. This risk could be elevated if our IDRs have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common units to our general partner in connection with resetting the target distribution levels.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for any and all of our obligations as if that unitholder were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
such unitholder's right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

Furthermore, under Delaware law, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution under certain circumstances.

Our general partner may mortgage, pledge or grant a security interest in all or substantially all of our assets without prior approval of our unitholders.

Our general partner may mortgage, pledge or grant a security interest in all or substantially all of our assets without prior approval of our unitholders. If our general partner at any time were to decide to incur debt and secure its obligations or indebtedness by all or substantially all of our assets, and if our general partner were to be unable to satisfy such obligations or repay such indebtedness, the lenders could seek to foreclose on our assets. The lenders could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our unitholders, which would adversely affect the price of our common units.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not currently plan to request, a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

Following our expansion into Ohio with the OVC, we may be subject to an entity-level gross receipts tax in Ohio. Changes in current law may subject us to additional entity-level taxation by individual states or other taxing jurisdictions. Because of widespread budget deficits and other reasons, several states and other taxing jurisdictions are evaluating ways to subject partnerships to entity-level taxation through the imposition of income, franchise and other forms of taxation. Imposition of such additional tax on us would reduce the distributable cash flow to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, a federal budget proposal for fiscal year 2016 recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the federal budget proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.

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

We have not requested, and do not currently plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable interest and penalties) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, our unitholders will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of our unitholders' allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price our unitholders receive is less than their original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of our unitholders' common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes our unitholders' share of our nonrecourse liabilities, if our unitholders sell their common units, our unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If our unitholders are tax-exempt entities or non-U.S. persons, our unitholders should consult a tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. Our counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from our unitholders' sales of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Recently, however, the Department of the Treasury and the IRS issued Treasury Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among the transferor and transferee unitholders although such items must be prorated on a daily basis. We are currently evaluating these regulations, which will apply beginning with our taxable year that begins on January 1, 2016. The Treasury Regulations do not specifically authorize the use of the proration method we have currently adopted. Accordingly, our counsel is unable to opine as to the validity of this method of allocating income and deductions between transferee and transferor unitholders. If this method is not allowed under the Treasury Regulations, or only applies to transfers of less than all of the unitholder’s interest, our taxable income or losses could be reallocated among our unitholders. We are authorized to revise our method of allocation between transferee and transferor unitholders, as well as among unitholders whose interests vary during a taxable year, to conform to a method permitted under future Treasury Regulations.

A unitholder who disposes of units prior to the record date set for a cash distribution for that quarter will be allocated items of our income, gain, loss and deduction attributable to the month of disposition but will not be entitled to receive a cash distribution for that period.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Pennsylvania and West Virginia and will be expanding into Ohio with the OVC and Virginia with the MVP, each of which currently impose a personal income tax on individuals. Each of these states also impose an income or gross receipts tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax. It is our unitholders’ responsibility to file all U.S. federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.

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

See also Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion regarding EQM's exposure to market risks, which is incorporated herein by reference.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

EQM’s common units are listed on the New York Stock Exchange (NYSE) under the symbol “EQM". The following table sets forth the high and low sales prices reflected in the NYSE Composite Transactions of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2015 and 2014.

Common Unit Data by Quarter

	2015			2014
	Unit Price Range		Distributions	Unit Price Range		Distributions
			per Common			per Common
	High	Low	Unit	High	Low	Unit
1st Quarter	$92.09	$73.94	$0.58	$70.89	$57.62	$0.46
2nd Quarter	89.47	76.69	0.61	102.51	69.69	0.49
3rd Quarter	83.68	59.21	0.64	98.68	81.58	0.52
4th Quarter	$79.10	$56.52	$0.675	$92.56	$72.56	$0.55

As of January 29, 2016, there were three unitholders of record of EQM’s common units. A cash distribution of $0.71 per common unit was declared on January 21, 2016 and will be paid on February 12, 2016 to unitholders of record at the close of business on February 1, 2016.

As of December 31, 2015, EQM has also issued 1,443,015 general partner units for which there is no established public trading market. See Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K for information on the significant provisions of EQM’s partnership agreement that relate to distributions of available cash, minimum quarterly distributions and incentive distribution rights.

Market Repurchases

EQM did not repurchase any of its common units during 2015.

Equity Compensation Plans

The information relating to EQM’s equity compensation plans required by Item 5 is included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K, which is incorporated herein by reference.

Item 6.         Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

EQM closed its IPO on July 2, 2012. Equitrans is a Pennsylvania limited partnership and the predecessor for accounting purposes of EQM. For periods prior to the IPO, the following selected financial data reflect the assets, liabilities and results of operations of Equitrans presented on a carve-out basis excluding the financial position and results of operations of the Big Sandy Pipeline. Prior to July 2011, Equitrans owned an approximately 70-mile FERC-regulated transmission pipeline located in eastern Kentucky (Big Sandy Pipeline). Equitrans has no continuing operations in Kentucky or retained interest in the Big Sandy Pipeline. For periods beginning at or following the IPO, the selected financial data reflect the assets, liabilities and results of operations of EQM and its consolidated subsidiaries. Additionally, EQM’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NWV Gathering, Jupiter and Sunrise as these were businesses and the acquisitions were transactions between entities under common control. The selected financial data covering periods prior to the NWV Gathering Acquisition, prior to the Jupiter Acquisition, prior to the Sunrise Merger and prior to the closing of the IPO may not necessarily be indicative of the actual results of operations had NWV Gathering, Jupiter, Sunrise and Equitrans been operated together during those periods.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Consolidated Operations		(Thousands, except per share amounts)
Operating revenues	$614,134	$476,547	$354,001	$236,293	$169,759
Operating income	437,808	326,712	244,794	150,600	101,058
Net income	$393,450	$266,500	$189,791	$110,216	$61,389
Net income per limited partner unit (a):
Basic	$4.71	$3.53	$2.47	$1.03	N/A
Diluted	4.70	3.52	2.46	1.03	N/A
Cash distributions paid per limited partner unit	$2.505	$2.02	$1.55	$0.35	N/A

Consolidated Balance Sheets
Total assets	$2,633,835	$1,822,819	$1,351,940	$999,914	$713,708
Long-term debt	493,401	492,633	—	—	135,235
Long-term lease obligation	$175,660	$143,828	$133,733	$—	$—

(a)       Net income attributable to NWV Gathering for periods prior to March 17, 2015, net income attributable to Jupiter for periods prior to May 7, 2014, net income attributable to Sunrise for periods prior to July 22, 2013 and net income attributable to periods prior to the IPO were not allocated to the limited partners for purposes of calculating net income per limited partner unit. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for further discussion.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Key transactions during 2015 included the NWV Gathering Acquisition, the MVP Interest Acquisition, the Preferred Interest Acquisition, an equity offering of 9,487,500 common units in March, the launch of the $750 million ATM Program and an equity offering of 5,650,000 common units in November as discussed in the Overview section of Item 1, "Business."

EQM reported net income of $393.5 million in 2015 compared with $266.5 million in 2014. The net income increase of $127.0 million was primarily related to higher operating income of $111.1 million. The increase in operating income was driven by production development in the Marcellus Shale by EQT and third parties as gathering revenues increased by $95.5 million and transmission and storage revenues increased by $42.1 million. These increases in revenues were partly offset by higher operating costs of $26.5 million. Interest expense increased by $14.8 million primarily due to interest on long-term debt issued in August 2014 and the AVC capital lease while income tax expense decreased by $25.0 million as a result of the changes in tax status associated with the NWV Gathering and Jupiter Acquisitions in 2015 and 2014, respectively.

EQM reported net income of $266.5 million in 2014 compared with $189.8 million in 2013. The increase of $76.7 million was primarily related to higher operating income of $81.9 million. The increase in operating income was driven by production development in the Marcellus Shale by third parties and EQT as transmission and storage revenues increased by $80.9 million and gathering revenues increased by $41.6 million. These increases in revenues were partly offset by higher operating costs of $40.6 million. Interest expense increased by $29.2 million primarily due to interest on the AVC capital lease and long-term debt while income tax expense decreased by $22.9 million as a result of the changes in tax status associated with the Jupiter Acquisition and Sunrise Merger in 2014 and 2013, respectively.

On January 21, 2016, EQM declared a cash distribution to unitholders of $0.71 per unit, which represented a 5% increase over the previous distribution paid on November 13, 2015 of $0.675 per unit and a 22% increase over the distribution paid on February 13, 2015 of $0.58 per unit related to the fourth quarter of 2014. Total distributions related to 2015 were $2.635 per unit compared to $2.14 per unit total distributions related to 2014, a 23% increase.

Business Segment Results

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Interest, equity income and other income are managed on a consolidated basis. EQM has presented each segment’s operating income and various operational measures in the sections below. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQM has reconciled each segment’s operating income to EQM’s consolidated operating income and net income in Note 4 to the consolidated financial statements.

Operating revenues and operating expenses related to the AVC facilities do not have an impact on adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

TRANSMISSION AND STORAGE

RESULTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	% change 2015 – 2014	2013	% change 2014 - 2013
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation revenues	$247,231	$202,112	22.3	$127,022	59.1
Volumetric based fee revenues:
Usage fees under firm contracts(a)	42,646	41,828	2.0	42,312	(1.1)
Usage fees under interruptible contracts	7,018	10,880	(35.5)	4,547	139.3
Total volumetric based fee revenues	49,664	52,708	(5.8)	46,859	12.5
Total operating revenues	296,895	254,820	16.5	173,881	46.5
Operating expenses:
Operating and maintenance	33,024	24,780	33.3	15,041	64.7
Selling, general and administrative	31,215	19,954	56.4	15,567	28.2
Depreciation and amortization	29,497	26,792	10.1	18,323	46.2
Total operating expenses	93,736	71,526	31.1	48,931	46.2
Operating income	$203,159	$183,294	10.8	$124,950	46.7

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,841	1,405	31.0	855	64.3
Volumetric based services(b)	281	389	(27.8)	291	33.7
Total transmission pipeline throughput	2,122	1,794	18.3	1,146	56.5

Average contracted firm transmission reservation commitments (BBtu per day)	2,624	2,056	27.6	1,305	57.5

Capital expenditures	$168,873	$127,134	32.8	$77,989	63.0

(a) Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.
(b) Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Transmission and storage revenues increased by $42.1 million reflecting production development in the Marcellus Shale by affiliate and third party producers. The increase primarily resulted from higher firm reservation fees of $45.1 million partly offset by lower usage fees under interruptible contracts. The decrease in usage fees was primarily due to customers contracting for additional firm capacity.

Operating expenses increased by $22.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in operating and maintenance expense resulted from higher repairs and maintenance expenses of $4.9 million associated with increased throughput, higher property taxes of $2.3 million and higher allocations, including personnel costs, from EQT. Selling, general and administrative expenses increased primarily as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense was primarily a result of higher depreciation on the increased investment in transmission infrastructure.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Transmission and storage revenues increased by $80.9 million reflecting production development in the Marcellus Shale by third party producers and affiliates. The increase primarily resulted from higher firm reservation fees of $75.1 million and increased usage fees under interruptible contracts.

Operating expenses increased $22.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating and maintenance expense resulted from $5.3 million of additional costs associated with operating the AVC facilities, $2.3 million of increased repairs and maintenance expenses associated with increased throughput and $1.2 million of higher allocations, including personnel costs, from EQT. Selling, general and administrative expense increased primarily from additional costs associated with operating the AVC facilities of $3.1 million and $1.1 million of increased personnel costs. The increase in depreciation and amortization expense was primarily a result of higher AVC facilities capital lease depreciation expense of $5.4 million and higher depreciation on the increased investment in transmission infrastructure, most notably the Low Pressure East expansion project that was placed into service in the fourth quarter of 2013 and the Jefferson compressor station expansion project that was placed into service in the third quarter of 2014.

GATHERING

RESULTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	% change 2015 – 2014	2013	% change 2014 - 2013
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation revenues	$256,217	$37,449	584.2	$—	N/A
Volumetric based fee revenues:
Usage fees under firm contracts(a)	33,021	44,594	(26.0)	—	N/A
Usage fees under interruptible contracts	28,001	139,684	(80.0)	180,120	(22.4)
Total volumetric based fee revenues	61,022	184,278	(66.9)	180,120	2.3
Total operating revenues	317,239	221,727	43.1	180,120	23.1
Operating expenses:
Operating and maintenance	35,237	30,496	15.5	27,686	10.1
Selling, general and administrative	25,210	28,551	(11.7)	20,007	42.7
Depreciation and amortization	22,143	19,262	15.0	12,583	53.1
Total operating expenses	82,590	78,309	5.5	60,276	29.9
Operating income	$234,649	$143,418	63.6	$119,844	19.7

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	1,115	180	519.4	—	N/A
Volumetric based services	391	973	(59.8)	864	12.6
Total gathered volumes	1,506	1,153	30.6	864	33.4

Capital expenditures	$207,342	$226,168	(8.3)	$197,543	14.5

(a) Includes fees on volumes gathered in excess of firm contracted capacity.
(b) Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Gathering revenues increased by $95.5 million primarily as a result of higher affiliate volumes gathered driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2015 compared to 2014 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $4.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Operating and maintenance expense increased as a result of higher allocations, including personnel costs, from EQT of $3.1 million and higher repairs and maintenance expenses associated with increased throughput. Selling, general and administrative expenses decreased as a result of lower allocations primarily related to incentive compensation. The financial statements of NWV Gathering and Jupiter prior to EQM's acquisition included long-term incentive compensation plan expense associated with certain EQT long-term incentive plans which were not an expense of EQM subsequent to the acquisitions. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Gathering revenues increased by $41.6 million primarily as a result of higher affiliate volumes gathered driven by production development in the Marcellus Shale. EQM significantly increased firm reservation fee revenues in 2014 compared to 2013 as a result of increased capacity under firm contracts with affiliates. The decrease in usage fees was primarily due to affiliates contracting for additional firm capacity.

Operating expenses increased by $18.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in operating and maintenance expense was primarily due to increases in allocations from EQT, including higher personnel costs, and repairs and maintenance, consistent with the growth of the gathering systems. The increase in selling, general and administrative expense primarily resulted from increased allocations from EQT of $7.3 million including personnel costs and transaction costs of $1.0 million incurred by EQM in connection with the Jupiter Acquisition. The increase in depreciation and amortization expense resulted from additional assets placed in-service.

Other Income Statement Items

Equity income relates to EQM's interest in the MVP Joint Venture and represents EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

Other income primarily represents the equity portion of AFUDC which generally increases during periods of increased construction, and decreases during periods of reduced construction, of regulated assets. The increases for the respective years were primarily related to increased spending on the OVC project.

Interest expense increased by $14.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily related to a full year of interest on EQM's long-term debt issued in August 2014 and increased interest related to the AVC facilities capital lease. Interest expense increased by $29.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily related to increased interest of $19.0 million related to the AVC capital lease, interest incurred of $8.3 million on the long term debt issued in August 2014 and increased interest on EQM's credit facility borrowings.

EQM is not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition on March 17, 2015, the Jupiter Acquisition on May 7, 2014 and the Sunrise Merger on July 22, 2013 were transactions between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities. Accordingly, the income tax effects associated with NWV Gathering’s operations prior to the NWV Gathering Acquisition, Jupiter’s operations prior to the Jupiter Acquisition and Sunrise’s operations prior to the Sunrise Merger are reflected in the consolidated financial statements as NWV Gathering, Jupiter and Sunrise were previously part of EQT’s consolidated federal tax return. The fluctuations in income tax expense between periods resulted primarily from the timing of the acquisitions and merger.

See “Investing Activities” and “Capital Requirements” in the “Capital Resources and Liquidity” section below for a discussion of capital expenditures.

Non-GAAP Financial Measures

EQM defines adjusted EBITDA as net income plus interest expense, depreciation and amortization expense, income tax expense (if applicable) and non-cash long-term compensation expense less non-cash adjustments (if applicable), equity income, other income, capital lease payments, Jupiter adjusted EBITDA prior to the Jupiter Acquisition and NWV Gathering adjusted EBITDA prior to the NWV Gathering Acquisition. EQM defines distributable cash flow as adjusted EBITDA less interest expense, excluding capital lease interest and ongoing maintenance capital expenditures, net of reimbursements. Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of EQM’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, use to assess:

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
EQM believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing its financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, EQM’s adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing the utility of the measures. Distributable cash flow should not be viewed as indicative of the actual amount of cash that EQM has available for distributions from operating surplus or that it plans to distribute.

Reconciliation of Non-GAAP Measures

The following table presents a reconciliation of the non-GAAP measures adjusted EBITDA and distributable cash flow with the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Net income	$393,450	$266,500	$189,791
Add:
Interest expense	45,661	30,856	1,672
Depreciation and amortization expense	51,640	46,054	30,906
Income tax expense	6,703	31,705	54,573
Non-cash long-term compensation expense	1,467	3,368	981
Less:
Non-cash adjustments	—	(1,520)	(680)
Equity income	(2,367)	—	—
Other income	(5,639)	(2,349)	(1,242)
Capital lease payments for AVC (a)	(22,059)	(21,802)	(1,030)
Pre-merger capital lease payments for Sunrise (a)	—	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (b)	—	(34,733)	(103,593)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition(c)	(19,841)	(62,431)	(36,667)
Adjusted EBITDA	$449,015	$255,648	$119,510
Less:
Interest expense, excluding capital lease interest	(22,436)	(10,968)	(939)
Ongoing maintenance capital expenditures, net of reimbursements (d)	(20,099)	(15,196)	(17,200)
Distributable cash flow	$406,480	$229,484	$101,371

Net cash provided by operating activities	$463,476	$300,546	$260,300
Adjustments:
Interest expense	45,661	30,856	1,672
Current tax expense	3,705	12,177	16,910
Capital lease payments for AVC (a)	(22,059)	(21,802)	(1,030)
Pre-merger capital lease payments for Sunrise (a)	—	—	(15,201)
Adjusted EBITDA attributable to Jupiter prior to acquisition (b)	—	(34,733)	(103,593)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition(c)	(19,841)	(62,431)	(36,667)
Other, including changes in working capital	(21,927)	31,035	(2,881)
Adjusted EBITDA	$449,015	$255,648	$119,510

(a)  Reflects capital lease payments due under the lease. These lease payments are generally made monthly on a one month lag.

(b)  Adjusted EBITDA attributable to Jupiter prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by Jupiter prior to EQM’s acquisition; therefore, they were not amounts that could have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to Jupiter prior to acquisition for the years ended December 31, 2014 and 2013 were calculated as net income of $20.1 million and $61.3 million, respectively, plus depreciation and amortization expense of $2.1 million and $4.7 million, respectively, plus income tax expense of $12.5 million and $37.5 million, respectively.

(c)  Adjusted EBITDA attributable to NWV Gathering prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by NWV Gathering prior to EQM’s acquisition; therefore, they were not amounts that could have been distributed to EQM’s unitholders. Adjusted

EBITDA attributable to NWV Gathering prior to acquisition for the years ended December 31, 2015, 2014 and 2013 were calculated as net income of $11.1 million, $33.7 million and $18.7 million, respectively, plus depreciation and amortization expense of $2.0 million, $9.5 million and $5.0 million, respectively, plus income tax expense of $6.7 million, $19.2 million and $13.0 million, respectively.

(d) Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, EQM’s operating capacity or operating income. EQT has reimbursement obligations to EQM for certain maintenance capital expenditures under the terms of the omnibus agreement. For further explanation of these reimbursable maintenance capital expenditures, see the section below titled “Capital Requirements.” For the years ended December 31, 2015, 2014 and 2013, ongoing maintenance capital expenditures, net of reimbursements, excludes ongoing maintenance of $0.3 million, $0.8 million and $1.9 million, respectively, attributable to NWV Gathering and Jupiter prior to the acquisitions.

Adjusted EBITDA increased by $193.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and $136.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, in each case, primarily as a result of higher operating income due to increased firm reservation fee revenues related to production development in the Marcellus Shale and the acquisitions for each period, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA. Distributable cash flow increased by $177.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and $128.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 mainly attributable to the increase in adjusted EBITDA partly offset by an increase in interest expense, excluding capital lease interest.

Outlook

EQM’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT or pursue asset acquisitions from third parties. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Ohio Valley Connector. The OVC is a 37-mile pipeline that will extend EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it will interconnect with the Rockies Express Pipeline and may interconnect with other pipelines and liquidity points. The OVC will provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower and is estimated to cost $350 million to $380 million, of which $210 million to $220 million is expected to be spent in 2016. EQT has entered into a 20-year precedent agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC. EQM received its FERC certificate to construct and operate the OVC on December 30, 2015 and construction began in January 2016. EQM expects the OVC to be in-service by year-end 2016.

•
Range Resources Header Pipeline Project. In July 2015, EQM announced its agreement with a subsidiary of Range Resources to construct a natural gas header pipeline in southwestern Pennsylvania to support Marcellus and Utica development. The pipeline is expected to cost approximately $250 million and is contracted to provide 550 MMcf per day of firm capacity backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases, with phase one expected to be in-service during the second half of 2016 and phase two during the first half of 2017. EQM expects to invest approximately $195 million to $205 million on the project in 2016.

•
NWV Gathering and Jupiter Development Areas. EQM expects to invest a total of approximately $370 million, of which approximately $95 million to $105 million is expected to be spent during 2016, related to expansion in the NWV Gathering development area. These expenditures are part of a fully subscribed expansion project expected to raise total firm gathering capacity in the NWV Gathering development area to 640 MMcf per day by mid-year 2017. EQM also plans to invest approximately $20 million in the Jupiter development area to install gathering pipeline that will extend the gathering system to include additional EQT Production development areas in Greene County, Pennsylvania.

•
Transmission Expansion Projects. EQM is evaluating several multi-year transmission capacity expansion projects to support production growth in the Marcellus and Utica Shales that could total an additional 1.5 Bcf per day of capacity by year-end 2018. The projects may include additional compression, pipeline looping and new header pipelines. EQM expects to spend approximately $25 million on these expansion projects during 2016.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., ConEd, WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture and had assumed the role of operator of the MVP to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $150 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. On January 21, 2016, affiliates of ConEd acquired a 12.5% interest in the MVP Joint Venture and entered into 20-year firm capacity commitments for approximately 0.25 Bcf per day on both the MVP and EQM’s transmission system. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015 and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Commodity Prices

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. For example, the average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu from January 1, 2015 through February 10, 2016, and the average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $26.55 per barrel during the same period. The markets will likely continue to be volatile in the future. In addition, lower natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. In response to recent commodity price decreases, a number of large natural gas producers have recently announced their intention to re-evaluate and/or reduce their drilling programs in certain areas, including the Appalachian Basin. In December 2015, EQT announced a 2016 capital expenditure forecast for well development of $820 million, which is 51% lower than EQT's 2015 capital expenditures for well development. EQT may further reduce its capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting significant unaffiliated third party customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM, and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQM believes the high percentage of its revenues derived from reservation charges under long-term, fixed-fee contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risk Factors-Risks Inherent in Our Business - Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our distributable cash flow" included in Item 1A, "Risk Factors."

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

Operating Activities

Net cash provided by operating activities was $463.5 million, $300.5 million and $260.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash provided by operating activities for these periods was driven by higher operating income, for which contributing factors are discussed in the “Executive Overview” section herein, and timing of payments between the periods.

Investing Activities

Net cash used in investing activities totaled $994.7 million for 2015 as compared to $486.3 million for 2014. The increase was primarily attributable to the acquisition of NWV Gathering net assets from EQT, the purchase of the Preferred Interest, increased capital expenditures and the acquisition of EQT's interest in the MVP Joint Venture as well as the capital contributions to the MVP Joint Venture. See discussion of capital expenditures in the "Capital Requirements" section below.

Net cash used in investing activities totaled $486.3 million for 2014 as compared to $283.0 million for 2013. The increase was primarily attributable to the acquisition of the Jupiter net assets from EQT and increased capital expenditures. See further discussion of capital expenditures in the “Capital Requirements” section below.

Financing Activities

Net cash provided by financing activities totaled $755.9 million for 2015 as compared to $293.6 million for 2014. Cash inflows in 2015 from equity offerings and net credit facility borrowings were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to unitholders. Cash inflows in 2014 were primarily generated from the equity and debt offerings, net of offering costs and were partly offset by cash payments for the Jupiter Acquisition in excess of net assets acquired, distributions to unitholders and the Sunrise Merger deferred consideration payment.

Net cash provided by financing activities totaled $293.6 million for 2014 as compared to net cash used in financing activities of $9.0 million in 2013. Cash inflows in 2013 were primarily driven by an equity offering and net contributions from EQT related to the NWV Gathering and Jupiter entities prior to the acquisitions. These cash inflows were more than offset by cash outflows in 2013 related to the Sunrise Merger payment to EQT and distributions to unitholders.

Capital Requirements

The transmission, storage and gathering businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The table below presents capital expenditures for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Expansion capital expenditures (a)	$344,908	$329,206	$241,254
Maintenance capital expenditures:
Ongoing maintenance	27,928	16,493	22,185
Funded regulatory compliance	3,379	7,603	12,093
Total maintenance capital expenditures	31,307	24,096	34,278
Total capital expenditures (b)	$376,215	$353,302	$275,532

(a) Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. In 2015, EQM paid approximately $74.7 million for its acquisition of EQT's ownership interest in the MVP Joint Venture and subsequent capital contributions to the MVP Joint Venture, net of sales of interests in the MVP Joint Venture to other parties.

(b) EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the consolidated statements of cash flows until they are paid in a subsequent period. Accrued capital expenditures were $18.3 million, $51.1 million and $16.3 million at December 31, 2015, 2014 and 2013, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures in the table above were less than $0.1 million and approximately $0.3 million for the years ended December 31, 2015 and 2014, respectively. There were no amounts capitalized for the year ended December 31, 2013.

Expansion capital expenditures are expenditures incurred for capital improvements that EQM expects to increase its operating income or operating capacity over the long term. In 2015 and 2014, expansion capital expenditures primarily related to the following projects: the OVC, the Jupiter and NWV Gathering expansions, the Antero transmission projects and several projects for Range Resources. In 2013, expansion capital expenditures primarily related to the following projects: the NWV Gathering and Jupiter expansions and the Low Pressure East expansion project. Part of the NWV Gathering expansion was placed into service in the fourth quarter of 2015 which increased the total firm gathering capacity in that area to 560 MMcf per day. The Jupiter gathering expansion was placed into service partly in the fourth quarter of 2014 and was completed in the fourth quarter of 2015. Combined, the expansion increased the total firm gathering capacity in the Jupiter development area to 775 MMcf per day. The first Antero transmission project was placed into service during the fourth quarter of 2014 and the second Antero transmission project was placed into service in the second quarter of 2015. Combined, these Antero transmission projects added approximately 200 MMcf per day of capacity to EQM's transmission system. The first Range Resources project was completed in the fourth quarter of 2014 and added approximately 100 MMcf per day of capacity to EQM's transmission system. The second Range Resources project was completed in the fourth quarter of 2015 and added gathering infrastructure to support Range Resources' production development in eastern Washington County, Pennsylvania. The Low Pressure East expansion project was placed into service in the fourth quarter of 2013 and added approximately 150 MMcf per day of capacity on EQM's transmission system.

Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM’s operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

Ongoing maintenance capital expenditures are all maintenance capital expenditures other than funded regulatory compliance capital expenditures described in the next paragraph. The period over period changes in ongoing maintenance capital expenditures primarily related to the timing of projects. Included in these amounts for the years ended December 31, 2015, 2014 and 2013 were $7.5 million, $0.5 million and $3.1 million, respectively, of maintenance capital expenditures for which EQM was reimbursed by EQT under the terms of the omnibus agreement. Under the omnibus agreement, for a period of ten years after the closing of the IPO, EQT has agreed to reimburse EQM for plugging and abandonment expenditures for certain identified wells of EQT and third parties. Additionally, EQT has agreed to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT will reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO. Since the IPO, EQM has been reimbursed approximately $15.4 million by EQT. Amounts reimbursed are recorded as capital contributions when received.

Funded regulatory compliance capital expenditures are maintenance capital expenditures necessary to comply with certain regulatory and other legal requirements. Prior to the IPO, EQM identified two specific regulatory compliance initiatives which EQM expected to require it to expend approximately $32 million. EQM retained approximately $32 million from the net proceeds of the IPO to fund these expenditures. The specific initiatives of this program are to install remote valve and pressure monitoring equipment on EQM’s transmission and storage lines and to relocate certain valve operators above ground and apply corrosion protection. The period over period changes primarily relate to the timing of projects. Since the IPO in 2012, funded regulatory compliance capital expenditures have totaled $29.9 million.

In 2016, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be approximately $695 million to $725 million and ongoing maintenance capital expenditures are expected to be approximately $25 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and will grow substantially in future periods for the OVC project, the Range Resources Header Pipeline project and capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and the issuance of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Annual Report on Form 10-K.

Credit Facility Borrowings

EQM has a $750 million credit facility that expires in February 2019 and had $299 million outstanding as of December 31, 2015. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of December 31, 2015, EQM was in compliance with all debt provisions and covenants.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at February 10, 2016. Changes in credit ratings may affect EQM’s cost of short-term and long-term debt (including interest rates and fees under its credit facility), collateral requirements under joint venture arrangements and construction contracts and access to the credit markets.

Rating Service	Senior Notes	Outlook
Moody’s Investors Service (Moody's)	Ba1	Under Review
Standard & Poor’s Ratings Services (S&P)	BBB-	Stable
Fitch Ratings (Fitch)	BBB-	Stable

EQM’s credit ratings are subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. On January 25, 2016, Moody’s announced that it had placed three midstream partnerships, including EQM, under review for a downgrade primarily due to their affiliations with sponsoring exploration and production companies. If Moody's or another credit rating agency downgrades EQM’s ratings, EQM’s access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody’s, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's credit rating of Ba1 by Moody's, is considered non-investment grade.

EQM At the Market Equity Program

During the third quarter of 2015, EQM established the $750 million ATM Program. As of February 11, 2016, EQM had approximately $663 million in remaining capacity under the program.

Distributions

On January 21, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2015 of $0.71 per common unit, $1.3 million to EQGP related to its general partner units and $16.2 million to EQGP related to its incentive distribution rights. The cash distribution will be paid on February 12, 2016 to unitholders of record at the close of business on February 1, 2016.

Schedule of Contractual Obligations

The following represents EQM's contractual obligations as of December 31, 2015. Purchase obligations exclude EQM’s future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture.

	Total	2016	2017-2018	2019-2020	2021+
	(Thousands)
Long-term debt	$500,000	$—	$—	$—	$500,000
Capital lease obligation (a)	383,718	20,220	40,691	35,831	286,976
Credit facility borrowings (b)	299,000	299,000	—	—	—
Interest payments on long-term debt (c)	171,667	20,000	40,000	40,000	71,667
Purchase obligations	18,864	18,864	—	—	—
Total contractual obligations	$1,373,249	$358,084	$80,691	$75,831	$858,643

(a)        Represents the future projected payments associated with the AVC capital lease obligation (including interest) as of December 31, 2015.

(b) Credit facility borrowings were repaid on February 8, 2016 and therefore were classified as due in 2016.

(c) Interest payments exclude interest due related to the credit facility borrowings as the interest rate on the credit facility agreement is variable.

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

Off-Balance Sheet Arrangements

As of February 11, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

See Note 16 to the consolidated financial statements for further discussion of EQM’s commitments and contingencies.

Recently Issued Accounting Standards

EQM's recently issued accounting standards are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

EQM’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  The discussion and analysis of the consolidated financial statements and results of operations are based upon EQM's consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  The following critical accounting policies, which were reviewed by EQM’s Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Actual results could differ from those estimates.

Property, Plant and Equipment: Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. EQM has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of property, plant and equipment although these estimates are reviewed periodically, including each time EQM files with the FERC for a change in transmission and storage rates. Determination of internal costs capitalized requires judgment as to the percent of time spent on capitalized projects for the capitalization of costs such as salaries, benefits and other indirect costs. EQM believes that the accounting estimates related to depreciation expense and capitalization of internal costs are "critical accounting estimates" because they are susceptible to change period to period. These assumptions affect the gross property, plant and equipment balances and the amount of depreciation and operating expense and would have an impact on the results of operations and financial position if changed. See Note 1 to the consolidated financial statements for additional information.

Impairments: Any accounting estimate related to impairment of property, plant and equipment or investments in unconsolidated entities requires EQM's management to make assumptions about future cash flows, discount rates, fair value of investments and whether losses in value of its investments are other than temporary. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future. Additionally, management's assumptions about the fair value of investments in nonconsolidated affiliates require significant judgment because EQM's investments are not traded on an active market. EQM has not historically had indications of impairments. However, EQM believes that the accounting estimates related to impairment are "critical accounting estimates" because they require assumptions that are susceptible to change period to period. Any potential impairment would have an impact on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.

Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM’s assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon an analysis of potential results.    EQM believes that the accounting estimates related to contingencies are “critical accounting estimates” because it must assess the probability of loss related to contingencies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions.

Revenue Recognition: Revenue from the gathering of natural gas is generally recognized when the service is provided. Revenue related to gathering services provided but not yet billed is estimated each month. These estimates are generally based on contract data and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Reservation revenues related to firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or gathered. Transmission and storage revenue from usage fees is recorded on actual volumes subject to prior period adjustments.

EQM records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, a historical rate of accounts receivable losses as a percentage of total revenue is utilized. This historical rate is applied to the current revenues on a monthly basis and is updated periodically based on events that may change the rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas combined with the increase in third party customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates. As of December 31, 2015, EQM had third party accounts receivable of $17.1 million and an allowance for doubtful accounts of $0.2 million.

EQM believes that the accounting estimates related to revenue recognition are “critical accounting policies” because estimated volumes are subject to change based on actual measurements including prior period adjustments. In addition, EQM believes that the accounting estimates related to the allowance for doubtful accounts receivable are “critical accounting policies” because the underlying assumptions used for the allowance can change from period to period and the actual mix of customers and their ability to pay may vary significantly from management's estimates which could impact the collectability of customer accounts. These accounting estimates could potentially have a material impact on the results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings under its credit facility. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 9 to the consolidated financial statements for further discussion of EQM's borrowings and Note 1 for further discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facility in order to manage risks associated with floating interest rates.

Credit Risk

EQM is exposed to credit risk. Credit risk is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. Approximately 42% and 41% of EQM’s third party accounts receivable balances of $17.1 million and $16.5 million as of December 31, 2015 and 2014, respectively, represent amounts due from marketers. EQM is also exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, an indirect wholly owned subsidiary of EQT and one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice.

Other Market Risks

EQM's credit facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the 18 financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT Midstream Services, LLC and Unitholders of
EQT Midstream Partners, LP

We have audited the accompanying consolidated balance sheets of EQT Midstream Partners, LP (EQM) as of December 31, 2015 and 2014, and the related statements of consolidated operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of EQM’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EQT Midstream Partners, LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EQT Midstream Partners, LP's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of EQT Midstream Services, LLC and Unitholders of
EQT Midstream Partners, LP

We have audited EQT Midstream Partners, LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EQT Midstream Partners, LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EQT Midstream Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EQT Midstream Partners, LP as of December 31, 2015 and 2014, and the related statements of consolidated operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2015 and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 11, 2016

EQT MIDSTREAM PARTNERS, LP
 STATEMENTS OF CONSOLIDATED OPERATIONS(a)
 YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Thousands, except per unit amounts)
Operating revenues (b)	$614,134	$476,547	$354,001
Operating expenses:
Operating and maintenance (c)	68,261	55,276	42,727
Selling, general and administrative (c)	56,425	48,505	35,574
Depreciation and amortization	51,640	46,054	30,906
Total operating expenses	176,326	149,835	109,207
Operating income	437,808	326,712	244,794
Equity income (d)	2,367	—	—
Other income	5,639	2,349	1,242
Interest expense (e)	45,661	30,856	1,672
Income before income taxes	400,153	298,205	244,364
Income tax expense	6,703	31,705	54,573
Net income	$393,450	$266,500	$189,791

Calculation of limited partner interest in net income:
Net income	$393,450	$266,500	$189,791
Less pre-acquisition income allocated to parent	(11,106)	(53,878)	(86,213)
Less general partner interest in net income	(54,447)	(15,705)	(2,927)
Limited partner interest in net income	$327,897	$196,917	$100,651

Net income per limited partner unit – basic	$4.71	$3.53	$2.47
Net income per limited partner unit – diluted	$4.70	$3.52	$2.46

Weighted average limited partner units outstanding – basic	69,612	55,745	40,739
Weighted average limited partner units outstanding – diluted	69,773	55,883	40,847

(a) Financial statements for the year ended December 31, 2015 have been retrospectively recast to reflect the inclusion of the Northern West Virginia Marcellus gathering system (NWV Gathering). Financial statements for the year ended December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and the Jupiter natural gas gathering system (Jupiter). Financial statements for the year ended December 31, 2013 have been retrospectively recast to reflect the inclusion of NWV Gathering, Jupiter and Sunrise Pipeline, LLC (Sunrise). See Note 2.

(b)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $447.6 million, $328.5 million and $310.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. In December 2013, EQT completed the sale of Equitable Gas Company, LLC (Equitable Gas Company) to PNG Companies LLC. As a result, revenues from Equitable Gas Company were reported as third party revenues starting in 2014. For the year ended December 31, 2013, Equitable Gas Company revenues reported as affiliate revenues were $37.6 million. See Note 5.

(c)
Operating and maintenance expense included charges from EQT of $33.1 million, $28.7 million and $21.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Selling, general and administrative expense included charges from EQT of $48.5 million, $40.7 million and $31.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 5.

(d)	Equity income relates to EQM's interest in Mountain Valley Pipeline, LLC, which is a related party.

(e)
Interest expense for the years ended December 31, 2015, 2014 and 2013 included $23.2 million, $19.9 million and $0.8 million, respectively, related to interest on a capital lease with an affiliate. See Note 12.

See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
STATEMENTS OF CONSOLIDATED CASH FLOWS(a)
 YEARS ENDED DECEMBER 31,

	2015	2014	2013
	(Thousands)
Cash flows from operating activities:
Net income	$393,450	$266,500	$189,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,640	46,054	30,906
Deferred income taxes	2,998	19,528	37,663
Equity income	(2,367)	—	—
Other income	(5,639)	(2,349)	(1,242)
Non-cash long term compensation expense	1,467	3,368	981
Non-cash adjustments	—	(1,520)	(680)
Changes in other assets and liabilities:
Accounts receivable	(639)	(8,029)	(4,720)
Accounts payable	8,643	4,713	(4,534)
Due to/from EQT affiliates	2,913	(38,892)	11,639
Other assets and other liabilities	11,010	11,173	496
Net cash provided by operating activities	463,476	300,546	260,300
Cash flows from investing activities:
Capital expenditures	(408,955)	(318,105)	(283,011)
Acquisitions - net assets from EQT	(386,791)	(168,198)	—
MVP Interest Acquisition and capital contributions, net of sales of interests in the MVP Joint Venture	(74,658)	—	—
Purchase of preferred interest in EQT Energy Supply, LLC	(124,317)	—	—
Net cash used in investing activities	(994,721)	(486,303)	(283,011)
Cash flows from financing activities:
Proceeds from the issuance of common units, net of offering costs	1,183,921	902,467	529,442
Acquisitions - purchase price in excess of net assets from EQT	(486,392)	(952,802)	—
Sunrise Merger payment	—	(110,000)	(507,500)
Proceeds from credit facility borrowings	617,000	450,000	—
Payments on credit facility borrowings	(318,000)	(450,000)	—
Proceeds from the issuance of long-term debt	—	500,000	—
Net (distributions to) contributions from EQT	(23,866)	85,073	61,026
Capital contributions	1,781	382	5,631
Distributions paid to unitholders	(212,262)	(119,628)	(66,176)
Pre-merger distributions paid to EQT	—	—	(31,390)
Discount, debt issuance costs and credit facility fees	—	(9,707)	—
Capital lease principal payments	(6,298)	(2,216)	—
Net cash provided by (used in) financing activities	755,884	293,569	(8,967)

Net change in cash and cash equivalents	224,639	107,812	(31,678)
Cash and cash equivalents at beginning of year	126,175	18,363	50,041
Cash and cash equivalents at end of year	$350,814	$126,175	$18,363

Cash paid during the year for:
Interest, net of amount capitalized	$45,477	$20,693	$939
Non-cash activity during the year:
Elimination of net current and deferred tax liabilities	$84,446	$51,813	$43,083
Limited partner and general partner units issued for acquisitions	52,500	59,000	32,500
Capital lease asset/obligation	35,708	9,161	134,395
Contingent consideration	—	—	110,000
Settlement of current income taxes payable/(receivable) with EQT	$—	$(18,322)	$2,841
(a) Financial statements for the year ended December 31, 2015 have been retrospectively recast to reflect the inclusion of NWV Gathering. Financial statements for the year ended December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and Jupiter. Financial statements for the year ended December 31, 2013 have been retrospectively recast to reflect the inclusion of NWV Gathering, Jupiter and Sunrise. See Note 2.
See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
 CONSOLIDATED BALANCE SHEETS(a)
 DECEMBER 31,

	2015	2014
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$350,814	$126,175
Accounts receivable (net of allowance for doubtful accounts of $238 and $260 as of December 31, 2015 and 2014, respectively)	17,131	16,492
Accounts receivable – affiliate	77,925	55,068
Other current assets	1,680	1,710
Total current assets	447,550	199,445
Property, plant and equipment	2,228,967	1,821,803
Less: accumulated depreciation	(258,974)	(216,486)
Net property, plant and equipment	1,969,993	1,605,317
Investments in unconsolidated entities	201,342	—
Other assets	14,950	18,057
Total assets	$2,633,835	$1,822,819

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$35,868	$43,785
Due to related party	33,413	33,342
Credit facility borrowings	299,000	—
Accrued interest	8,753	8,338
Accrued liabilities	12,194	9,055
Total current liabilities	389,228	94,520
Deferred income taxes	—	78,583
Long-term debt	493,401	492,633
Lease obligation	175,660	143,828
Other long-term liabilities	7,834	7,111
Total liabilities	1,066,123	816,675

Partners’ capital:
Predecessor equity	—	315,105
Common units (77,520,181 and 43,347,452 units issued and outstanding at December 31, 2015 and 2014, respectively)	1,598,675	1,647,910
Subordinated units (17,339,718 units issued and outstanding at December 31, 2014)	—	(929,374)
General partner interest (1,443,015 and 1,238,514 units issued and outstanding at December 31, 2015 and 2014, respectively)	(30,963)	(27,497)
Total partners’ capital	1,567,712	1,006,144
Total liabilities and partners’ capital	$2,633,835	$1,822,819
  (a) Financial statements as of December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering. See Note 2.

See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
STATEMENTS OF CONSOLIDATED PARTNERS’ CAPITAL
 YEARS ENDED DECEMBER 31, 2015, 2014 and 2013(a)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2013	$364,743	$313,304	$153,664	$8,108	$839,819
Net income	86,213	58,673	41,978	2,927	189,791
Net contributions from EQT	63,867	—	—	—	63,867
Capital contributions	—	1,705	1,363	64	3,132
Equity-based compensation plans	—	981	—	—	981
Distributions to unitholders	—	(37,774)	(26,877)	(1,525)	(66,176)
Pre-merger distributions to EQT	(31,390)	—	—	—	(31,390)
Proceeds from issuance of common units, net of offering costs	—	529,442	—	—	529,442
Elimination of net current and deferred tax liabilities	43,083	—	—	—	43,083
Sunrise net assets from EQT	(215,655)	—	—	—	(215,655)
Issuance of units	—	20,845	—	11,655	32,500
Purchase price in excess of net assets from EQT	—	(68,745)	(346,124)	(19,476)	(434,345)
Balance at December 31, 2013	$310,861	$818,431	$(175,996)	$1,753	$955,049

Net income	53,878	136,992	59,925	15,705	266,500
Capital contributions	—	338	152	10	500
Equity-based compensation plans	—	3,692	—	—	3,692
Net contributions from EQT	66,751	—	—	—	66,751
Distributions to unitholders	—	(75,328)	(35,026)	(9,274)	(119,628)
Proceeds from issuance of common units, net of offering costs	—	902,467	—	—	902,467
Elimination of net current and deferred tax liabilities	51,813	—	—	—	51,813
Jupiter net assets from EQT	(168,198)	—	—	—	(168,198)
Issuance of units	—	39,091	—	19,909	59,000
Purchase price in excess of net assets from EQT	—	(177,773)	(778,429)	(55,600)	(1,011,802)
Balance at December 31, 2014	$315,105	$1,647,910	$(929,374)	$(27,497)	$1,006,144

Net income	11,106	327,897	—	54,447	393,450
Capital contributions	—	7,342	—	150	7,492
Equity-based compensation plans	—	1,537	—	33	1,570
Net distributions to EQT	(23,866)	—	—	—	(23,866)
Distributions to unitholders	—	(162,040)	(10,057)	(40,165)	(212,262)
Conversion of subordinated units to common units(b)	—	(939,431)	939,431	—	—
Proceeds from issuance of common units, net of offering costs	—	1,182,002	—	1,919	1,183,921
Elimination of net current and deferred tax liabilities	84,446	—	—	—	84,446
NWV Gathering net assets from EQT	(386,791)	—	—	—	(386,791)
Issuance of units	—	38,910	—	13,590	52,500
Purchase price in excess of net assets from EQT	—	(505,452)	—	(33,440)	(538,892)
Balance at December 31, 2015	$—	$1,598,675	$—	$(30,963)	$1,567,712
(a) Financial statements for the year ended December 31, 2015 have been retrospectively recast to reflect the inclusion of NWV Gathering. Financial statements for the year ended December 31, 2014 have been retrospectively recast to reflect the inclusion of NWV Gathering and Jupiter. Financial statements for the year ended December 31, 2013 have been retrospectively recast to reflect the inclusion of NWV Gathering, Jupiter and Sunrise. See Note 2.
(b) All subordinated units were converted to common units on a one-for-one basis on February 17, 2015. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units was deemed to have occurred on January 1, 2015. See Note 8.
See notes to consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1.              Summary of Operations and Significant Accounting Policies

Organization and Basis of Presentation

EQT Midstream Partners, LP (EQM) is a growth-oriented Delaware limited partnership formed by EQT Corporation in January 2012. EQT Midstream Services, LLC (EQM General Partner), a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP), is the general partner of EQM. References in these consolidated financial statements to EQT refer collectively to EQT Corporation and its consolidated subsidiaries. As discussed in Note 2, EQM’s consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of NWV Gathering, which was acquired by EQM on March 17, 2015, Jupiter, which was acquired by EQM on May 7, 2014, and Sunrise, which merged into EQM on July 22, 2013, because these transactions were between entities under common control.

EQM does not have any employees. Operational support for EQM is provided by EQT Gathering, LLC (EQT Gathering), one of EQT’s operating subsidiaries engaged in midstream business operations. EQT Gathering’s employees manage and conduct EQM’s daily business operations.

Nature of Business

EQM is a growth-oriented limited partnership formed by EQT to own, operate, acquire and develop midstream assets in the Appalachian Basin. EQM provides midstream services to EQT and third parties in the Appalachian Basin across 22 counties in Pennsylvania and West Virginia through two primary assets: the transmission and storage system and the gathering system.

Transmission and Storage System: As of December 31, 2015, EQM’s transmission and storage system included an approximately 700-mile Federal Energy Regulatory Commission (FERC)-regulated interstate pipeline that connects to five interstate pipelines and multiple distribution companies. The transmission system is supported by 14 associated natural gas storage reservoirs with approximately 400 MMcf per day of peak withdrawal capacity and 32 Bcf of working gas capacity and 27 compressor units. As of December 31, 2015, the transmission assets had total throughput capacity of approximately 3.1 Bcf per day. EQM also operates the Allegheny Valley Connector (AVC) facilities as described in Note 12. Revenues are primarily generated from EQM’s firm and interruptible transmission and storage contracts.

Gathering System: As of December 31, 2015, EQM’s gathering system included approximately 185 miles of high pressure gathering lines with approximately 1.4 Bcf per day of total firm gathering capacity and multiple interconnect points with EQM’s transmission and storage system. EQM’s gathering system also includes approximately 1,500 miles of FERC-regulated low pressure gathering lines. Revenues are primarily generated from EQM's firm and interruptible gathering contracts.

Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of all entities in which EQM holds a controlling financial interest. EQM applies the equity method of accounting where it can exert significant influence over, but does not control or direct the policies, decisions or activities of an entity. EQM applies the cost method of accounting where it is unable to exert significant influence over the entity.

The consolidated financial statements reflect the historical results of businesses acquired through common control transactions, as reflected on a combined basis with EQM's historical financial statements. See Note 2. Transactions between EQM and EQT have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 5.

Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by EQM’s chief operating decision maker in deciding how to allocate resources. EQM reports its operations in two segments, which reflect its lines of business.  Transmission and storage includes EQM’s FERC-regulated interstate pipeline and storage business. Gathering primarily includes high pressure gathering lines and the FERC-regulated low pressure gathering system. The operating segments are evaluated on their contribution to

EQM’s operating income. All of EQM’s operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 4.

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

Cash and Cash Equivalents:  EQM considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Interest earned on cash equivalents is included as a reduction to interest expense in the accompanying statements of consolidated operations.

Trade and Other Receivables:  Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based upon management’s assessments, allowances for doubtful accounts of approximately $0.2 million and $0.3 million were provided at December 31, 2015 and 2014, respectively. EQM also has receivables due from EQT as discussed in Note 5.

Fair Value of Financial Instruments: EQM has categorized its assets and liabilities disclosed at fair value into a three-level fair value hierarchy, based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of EQM's credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM’s long-term debt is not actively traded, the fair value of the debt is a Level 2 fair value measurement which is estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. See Note 9. The fair value of the Preferred Interest (as defined in Note 2) is a Level 3 fair value which is estimated using an income approach model utilizing a market-based discount rate and EQM's internally developed long-term assumptions for the underlying entity growth. See Note 6.

Property, Plant and Equipment: EQM’s property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the underlying asset are capitalized. EQM capitalized internal costs of $64.9 million in 2015. EQM capitalized $3.1 million and $1.2 million of interest on unregulated assets under construction in 2015 and 2014, respectively.

	As of December 31,
	2015	2014
	(Thousands)
Transmission and storage assets	$1,247,970	$1,045,207
Accumulated depreciation	(181,672)	(159,583)
Net transmission and storage assets	1,066,298	885,624
Gathering assets	980,997	776,596
Accumulated depreciation	(77,302)	(56,903)
Net gathering assets	903,695	719,693
Net property, plant and equipment	$1,969,993	$1,605,317

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the assets. The overall rates of depreciation for the years ended December 31, 2015, 2014 and 2013 were approximately 2.3%, 2.5% and 2.1%, respectively. EQM estimates pipelines have useful lives ranging from 25 years to 65 years and compression equipment has useful lives ranging from 25 years to 50 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. For EQM's regulated fixed assets, depreciation rates are re-evaluated each time it files with the FERC for a change in its transmission and storage rates.

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, EQM reviews its long-lived assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets’ undiscounted cash flows, EQM estimates an impairment loss equal to the difference between the carrying value and fair value of the assets.

Investments in Unconsolidated Entities: EQM evaluates its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value. When there is evidence of loss in value that is other than temporary, EQM compares the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Unamortized Debt Discount and Issuance Expense: Discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt. These amounts are presented as a reduction of long-term debt on the accompanying consolidated balance sheets. Expenses incurred with the issuance and extension of the credit facility are presented in other assets on the accompanying consolidated balance sheets.

Natural Gas Imbalances: EQM experiences natural gas imbalances when the actual amount of natural gas delivered from a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered. EQM values these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in-kind, subject to the terms of the FERC tariff. Imbalances as of December 31, 2015 and 2014 were $0.6 million and $2.0 million, respectively, and are included in other current assets and accrued liabilities, respectively, in the accompanying consolidated balance sheets with offsetting amounts recorded to system gas, a component of property, plant and equipment. EQM classifies imbalances as current as it expects to settle them within a year.

Asset Retirement Obligations: EQM's transmission and storage system and its gathering system have indeterminate lives because they will operate for an indeterminate period when properly maintained. Any retirement obligations associated with such assets cannot be estimated. A liability for asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life exists and can be estimated.

Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based upon EQM's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based upon the analysis of potential results.

Regulatory Accounting: EQM’s regulated operations consist of interstate pipeline, intrastate gathering and storage operations subject to regulation by the FERC. Rate regulation provided by the FERC is designed to enable EQM to recover the costs of providing the regulated services plus an allowed return on invested capital. The application of regulatory accounting allows EQM to defer expenses and income in its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. The deferred regulatory assets and liabilities are then recognized in the statements of consolidated operations in the period in which the same amounts are reflected in rates. The amounts deferred in the consolidated balance sheets relate primarily to the accounting for income taxes, post-retirement benefit costs, base storage gas and the storage retainage tracker on the AVC system. The amounts established for accounting for income taxes were primarily generated during the period prior to EQM's change in tax status in July 2012 when EQM was included as part of EQT’s consolidated federal tax return. EQM believes that it will continue to be subject to rate regulation that will provide for the recovery of deferred costs. See Note 13.

Revenue Recognition: Reservation revenues on firm contracted capacity are recognized ratably over the contract period based on the contracted volume regardless of the amount of natural gas that is transported or gathered. Revenues associated with transported or gathered volumes under firm and interruptible contracts are recognized as physical deliveries of natural gas are made.

Allowance for Funds Used During Construction (AFUDC): EQM capitalizes the carrying costs for the construction of certain regulated long-term assets and amortizes the costs over the life of the related assets. The calculated AFUDC includes capitalization of the cost of financing construction of assets subject to regulation by the FERC (the interest component). AFUDC also includes a designated cost of equity for financing the construction of these regulated assets (the equity component). The interest components of AFUDC for the years ended December 31, 2015, 2014 and 2013 were $1.4 million,

$0.7 million and $0.4 million, respectively, and were included as a reduction of interest expense in the statements of consolidated operations. The equity components of AFUDC for the years ended December 31, 2015, 2014 and 2013 were $5.6 million, $2.2 million and $1.2 million, respectively, and were recorded in other income in the statements of consolidated operations.

Equity-Based Compensation: EQM has awarded equity-based compensation in connection with the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan. These awards will be paid in EQM common units; therefore, EQM treats these programs as equity awards. Awards that contain a market condition require EQM to obtain a valuation while other awards are recorded at the fair value which utilizes the published market price on the grant date and an estimated payout multiple based on expected performance on plan metrics. Significant assumptions made in valuing certain of EQM’s awards include the market price of units at payout date, total unitholder return threshold to be achieved, volatility, risk-free rate, term, dividend yield and forfeiture rate. See Note 10.

Net Income per Limited Partner Unit: Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner units outstanding during the period. EQM’s net income is allocated to the general partner and limited partners in accordance with their respective ownership percentages, and when applicable, giving effect to incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to available cash (as defined by EQM’s partnership agreement) for the period. EQM’s net income allocable to the limited partners is allocated between common and subordinated unitholders, as applicable, by applying the provisions of its partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a monthly weighted-average basis for the periods in which they were outstanding. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into EQM common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Net income attributable to NWV Gathering for the periods prior to March 17, 2015, to Jupiter for the periods prior to May 7, 2014 and to Sunrise for the periods prior to July 22, 2013 was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these were pre-acquisition amounts and such earnings were not available to pay the unitholders. See Note 8.

Income Taxes: For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated flow through to the owners, and accordingly, do not result in a provision for income taxes for EQM. Net income for financial statement purposes may differ significantly from taxable income of unitholders because of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under EQM’s partnership agreement.  The aggregate difference in the basis of EQM’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us. See Note 11.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The standard requires an entity to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. EQM has early adopted this standard which had no significant impact on reported results or disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU adds guidance that will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. EQM has early adopted this standard which had no significant impact on reported results or disclosures.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. The ASU applies to master limited partnerships that receive net assets through a dropdown transaction. EQM has early adopted this standard which had no impact on reported results or disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. EQM has early adopted this standard which had no significant impact on reported results or disclosures.

Subsequent Events: EQM has evaluated subsequent events through the date of the financial statement issuance.

2.                          Acquisitions and Merger

The following table presents EQM's acquisitions and merger transactions completed during the three years ended December 31, 2015.

	Acquisition Date	Total Consideration	Cash	Common Units Issued to EQT	GP Units Issued to EQT
	(Thousands, except unit amounts)
Sunrise Merger (a)	7/22/13	$650,000	$617,500	479,184	267,942
Jupiter Acquisition (b)	5/7/14	1,180,000	1,121,000	516,050	262,828
NWV Gathering Acquisition (c)	3/17/15	925,683	873,183	511,973	178,816
MVP Interest Acquisition (d)	3/30/15	54,229	54,229	—	—
Preferred Interest Acquisition (e)	4/15/15	$124,317	$124,317	—	—

(a) Sunrise, an indirect wholly owned subsidiary of EQT, merged with and into Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM. Upon closing, EQM paid EQT $507.5 million in cash and issued EQM common units and EQM general partner units to EQT. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a twenty-year term. Following the effectiveness of the transportation agreement contemplated by the precedent agreement in December 2013, EQM was obligated to pay additional cash consideration of $110 million to EQT in January 2014 which was funded by borrowings under EQM's credit facility.

(b) EQT contributed Jupiter to EQM Gathering Opco, LLC (EQM Gathering), an indirect wholly owned subsidiary of EQM. The cash portion of the purchase price was funded with the net proceeds from an equity offering of EQM common units and borrowings under EQM’s credit facility.

(c) EQT contributed NWV Gathering to EQM Gathering. The cash portion of the purchase price was funded with net proceeds from an equity offering of EQM common units and borrowings under EQM's credit facility.

(d) EQM assumed 100% of the membership interests in MVP Holdco, LLC (MVP Holdco), the owner of the interest (the MVP Interest) in Mountain Valley Pipeline, LLC (MVP Joint Venture), which at the time was an indirect wholly owned subsidiary of EQT. The cash payment made represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. The cash payment was funded by borrowings under EQM's credit facility. See Note 6.

(e) Pursuant to the NWV Gathering Acquisition contribution and sale agreement, EQM acquired a preferred interest (the Preferred Interest) from EQT in EQT Energy Supply, LLC (EES), which at the time was an indirect wholly owned subsidiary of EQT. EES generates revenue from services provided to a local distribution company. The cash payment was funded by borrowings under EQM's credit facility. See Note 6.

NWV Gathering, Jupiter and Sunrise were businesses and the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of NWV Gathering, Jupiter and Sunrise at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in partners’ capital. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. EQM recast its consolidated financial statements to retrospectively reflect the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Prior to the Sunrise Merger, EQM operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with Sunrise were included in EQM’s historical consolidated financial statements and the Sunrise Pipeline was depreciated over the lease term of 15 years. Effective as of the closing of the Sunrise Merger on July 22, 2013, the lease agreement was terminated. As a result, the recast of the consolidated financial statements for the Sunrise Merger included recasting depreciation expense recognized for the periods prior to the merger to reflect the pipeline’s useful life of 40 years. The decrease in depreciation expense and interest expense associated with the capital lease increased previously reported net income for the first six months of 2013. In addition, because the effect of the recast of the financial statements resulted in the elimination of the capital lease obligation from EQM to Sunrise, which was essentially equal to the carrying value of the net assets acquired with the Sunrise Merger, this portion of the consideration paid was recorded in financing activities in the statements of consolidated cash flows.

3.                          Partners' Capital

The following table summarizes EQM's public offerings of its common units during the three years ended December 31, 2015.

	Common Units Issued (a)	GP Units Issued (b)	Price Per Unit	Net Proceeds	Underwriters' Discount and Other Offering Expenses
	(Thousands, except unit and per unit amounts)
July 2013 equity offering (c)	12,650,000	—	$43.50	$529,442	$20,833
May 2014 equity offering (d)	12,362,500	—	75.75	902,467	33,992
March 2015 equity offering (e)	9,487,500	25,255	76.00	696,582	24,468
$750 million At the Market (ATM) Program (f)	1,162,475	—	74.92	85,483	1,610
November 2015 equity offering (g)	5,650,000	—	$71.80	$399,937	$5,733

(a) Includes the issuance of additional common units pursuant to the exercise of the underwriters' over-allotment options, as applicable.

(b) Represents general partner units issued to the EQM General Partner in exchange for its proportionate capital contribution. See Note 2 for a summary of general partner units issued in conjunction with acquisitions.

(c) The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the Sunrise Merger as described in Note 2.

(d) The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the Jupiter Acquisition as described in Note 2.

(e) The underwriters' exercised their option to purchase additional common units subsequent to the completion of the original offering; therefore, the EQM General Partner purchased 25,255 EQM general partner units for approximately

$1.9 million to maintain its then 2.0% general partner ownership percentage, which was included in net proceeds from this offering. The net proceeds were used to finance a portion of the cash consideration paid to EQT in connection with the NWV Gathering Acquisition as described in Note 2.

(f) During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). The price per unit represents an average price for all issuances under the $750 million ATM Program in 2015. The underwriters' discount and offering expenses in the table above include commissions of approximately $0.9 million. EQM used the net proceeds for general partnership purposes.

Prior to this $750 million ATM Program, the EQM General Partner maintained its general partner ownership percentage at the previous level of 2.0%. Starting with this $750 million ATM Program, the EQM General Partner elected not to maintain its general partner ownership percentage.

(g) EQM plans to use the net proceeds for general partnership purposes, including to fund a portion of EQM's anticipated transmission and gathering expansion in 2016 and to repay amounts outstanding under EQM's credit facility.

The following table summarizes EQM's common, subordinated and general partner units issued and outstanding from January 1, 2013 through December 31, 2015.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2013	17,339,718	17,339,718	707,744	35,387,180
July 2013 equity offering	12,650,000	—	—	12,650,000
Sunrise Merger consideration	479,184	—	267,942	747,126
Balance at December 31, 2013	30,468,902	17,339,718	975,686	48,784,306
May 2014 equity offering	12,362,500	—	—	12,362,500
Jupiter Acquisition consideration	516,050	—	262,828	778,878
Balance at December 31, 2014	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 million ATM Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196

See Note 8 for discussion of the conversion of the subordinated units in February 2015. In February 2015, EQM issued 21,063 common units under the 2014 EQM Value Driver Award (2014 EQM VDA) as discussed in Note 10. In connection with this issuance, the EQM General Partner purchased 430 EQM general partner units to maintain its then 2.0% general partner ownership percentage.

As of December 31, 2015, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 27.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the incentive distribution rights in EQM. As of December 31, 2015, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

4.                          Financial Information by Business Segment

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Revenues from external customers (including affiliates):
Transmission and storage	$296,895	$254,820	$173,881
Gathering	317,239	221,727	180,120
Total	$614,134	$476,547	$354,001
Operating income:
Transmission and storage	$203,159	$183,294	$124,950
Gathering	234,649	143,418	119,844
Total operating income	$437,808	$326,712	$244,794

Reconciliation of operating income to net income:
Equity income	2,367	—	—
Other income	5,639	2,349	1,242
Interest expense	45,661	30,856	1,672
Income tax expense	6,703	31,705	54,573
Net income	$393,450	$266,500	$189,791

	As of December 31,
	2015	2014	2013
	(Thousands)
Segment assets:
Transmission and storage	$1,110,027	$928,864	$807,287
Gathering	963,877	765,090	526,290
Total operating segments	2,073,904	1,693,954	1,333,577
Headquarters, including cash	559,931	128,865	18,363
Total assets	$2,633,835	$1,822,819	$1,351,940

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Depreciation and amortization:
Transmission and storage	$29,497	$26,792	$18,323
Gathering	22,143	19,262	12,583
Total	$51,640	$46,054	$30,906
Expenditures for segment assets:
Transmission and storage	$168,873	$127,134	$77,989
Gathering	207,342	226,168	197,543
Total (a)	$376,215	$353,302	$275,532

(a) EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $18.3 million, $51.1 million and $16.3 million at December 31, 2015, 2014 and 2013, respectively. Additionally, EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. These non-cash capital expenditures were less than $0.1 million and approximately $0.3 million for the years ended December 31, 2015 and 2014, respectively. There were no amounts capitalized for the year ended December 31, 2013.

5.         Related Party Transactions

Affiliate transactions. In the ordinary course of business, EQM has transactions with EQT and its affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements.

Operation and Management Services Agreement. EQM has an operation and management services agreement with EQT Gathering, pursuant to which EQT Gathering provides EQM’s pipelines and storage facilities with certain operational and management services. EQM reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement described below. EQM is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT and EQT Gathering which is related to EQM.

Employees of EQT operate EQM’s assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans. EQT carries the obligations for pension and other employee-related benefits in its consolidated financial statements. EQM is allocated a portion of EQT’s defined benefit pension plan and retiree medical and life insurance plan cost for the retirees of Equitrans. EQM’s share of those costs is recorded in due to related parties and reflected in operating expenses in the accompanying statements of consolidated operations. See Note 14.

Omnibus Agreement. EQM entered into an omnibus agreement by and among EQM, the EQM General Partner and EQT. Pursuant to the omnibus agreement, EQT agreed to provide EQM with a license to use the name “EQT” and related marks in connection with EQM’s business. The omnibus agreement also provides for certain indemnification and reimbursement obligations between EQT and EQM. Effective January 1, 2015, EQM amended its omnibus agreement with EQT to provide for the reimbursement by EQM of direct and indirect costs and expenses attributable to EQT's long-term incentive programs as these plans will be utilized to compensate and retain EQT employees who provide services to EQM. For the period subsequent to EQM's initial public offering (IPO) and prior to the January 1, 2015 amendment, the expense associated with the EQT long-term incentive plan was not an expense of EQM under the omnibus agreement because, at the time of EQM's IPO, the EQM General Partner established its own long-term incentive plan as discussed in Note 10. The historical financial statements of NWV Gathering, Jupiter and Sunrise prior to acquisition also included long-term incentive compensation plan expense associated with the EQT long-term incentive plan. The following table summarizes the reimbursed amounts for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Reimbursements to EQT
Operating and maintenance expense (a)	$31,310	$21,999	$14,296
Selling, general and administrative expense (a)	$46,149	$25,051	$18,322

Reimbursements from EQT (b)
Plugging and abandonment	$26	$500	$566
Bare steel replacement	6,268	—	2,566
Other capital reimbursements	$1,198	$—	$—

(a) The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger as these amounts do not represent reimbursements pursuant to the omnibus agreement.
(b) These reimbursements were recorded as capital contributions from EQT.

Summary of related party transactions. The following table summarizes related party transactions:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Operating revenues (a)	$447,587	$328,527	$310,245
Operating and maintenance expense (b)	33,091	28,688	21,931
Selling, general and administrative expense (b)	48,545	40,663	31,263
Equity income	2,367	—	—
Interest expense	23,225	19,888	843
Distributions to the EQM General Partner (c)	109,194	59,537	36,647
Capital contributions from EQT	$7,492	$500	$3,132

(a) In December 2013, EQT completed the sale of Equitable Gas Company to PNG Companies LLC. For the year ended December 31, 2013, Equitable Gas Company revenues reported as affiliate revenues were $37.6 million.

(b) The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts include the recast impact of the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger as they represent the total amounts allocated to EQM by EQT for the periods presented.

(c) The distributions to the EQM General Partner are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2015, total distributions to the EQM General Partner included the cash distribution declared on January 21, 2016 to EQM's unitholders related to the fourth quarter of 2015 of $0.71 per common unit.

The following table summarizes related party balances:

	As of December 31,
	2015	2014
	(Thousands)
Accounts receivable – affiliate	$77,925	$55,068
Due to related party	33,413	33,342
Investments in unconsolidated entities	201,342	—
Capital lease obligation, including current portion	$181,156	$147,588

See also Note 2, Note 3, Note 6, Note 7, Note 10, Note 12 and Note 14 for further discussion of related party transactions.

6.         Investments in Unconsolidated Entities

MVP Joint Venture

On March 30, 2015, EQM assumed EQT's interest in MVP Holdco, which owns the interest in the MVP Joint Venture, for $54.2 million. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM also assumed the role of operator of the MVP from EQT. In April and October 2015, EQM sold 10% and 1% ownership interests in the MVP Joint Venture, respectively. The purchase from EQT and subsequent sales of interests in the MVP Joint Venture were all for consideration that was equal to the proportional amount of capital contributions made to the joint venture as of the date of the respective transactions and resulted in no gains or losses. As of December 31, 2015, EQM owned a 54% interest in the MVP Joint Venture.

The following table presents EQM's interest in the MVP Joint Venture for the year ended December 31, 2015.

MVP Joint Venture
(Thousands)
Balance at December 31, 2014	$—
Initial investment	54,229
Equity income (a)	2,367
Capital contributions	30,151
Sales of interests in the MVP Joint Venture	(9,722)
Balance at December 31, 2015	$77,025

(a) Equity income relates to EQM's interest in the MVP Joint Venture and represents EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.

The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions, including, but not limited to, decisions about operating and construction budgets, project construction schedule, material contracts or precedent agreements, indebtedness, significant acquisitions or dispositions, material regulatory filings and strategic decisions require the approval of owners holding more than a 66 2/3% interest in the joint venture and no one member owns more than a 66 2/3% interest. Beginning on the date it was assumed from EQT, EQM accounted for the MVP Interest as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture. EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and its pro-rata share of earnings of the MVP Joint Venture, which is referred to as equity income on the statements of consolidated operations.

On January 21, 2016, an affiliate of Consolidated Edison, Inc. (ConEd) acquired a 12.5% interest in the MVP Joint Venture (ConEd Transaction), 8.5% of which was purchased from EQM. EQM received cash payments of $12.5 million which was equal to EQM's proportional capital contributions to the MVP Joint Venture through the date of the transaction. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016.

As of December 31, 2015, EQM had issued a $108 million performance guarantee in favor of the MVP Joint Venture as performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. As a result of the ConEd Transaction, the amount of the performance guarantee decreased to $91 million in January 2016. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $185 million, which includes the investment balance of $77 million on the consolidated balance sheet as of December 31, 2015 and amounts which could have become due under the performance guarantee as of that date.

Preferred Interest

In the second quarter of 2015, EQM acquired a preferred interest in EES from EQT. EES was determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EES that most significantly impact its economic performance. The Preferred Interest was determined to be a cost method investment as EQM does not have the ability to exercise significant influence over operating and financial policies of EES and was recorded at historical cost. Dividends received from EES will be recorded as income. No dividends were received in 2015.

As of December 31, 2015, the carrying value and the fair value of the Preferred Interest were $124 million and $140 million, respectively. The carrying value represents EQM's maximum exposure to loss as of December 31, 2015. The fair value was measured using Level 3 inputs as described in Note 1.

7.         Cash Distributions

The EQM partnership agreement requires EQM to distribute all of its available cash to EQM unitholders within 45 days after the end of each quarter. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•                  less, the amount of cash reserves established by the EQM General Partner to:

•                   provide for the proper conduct of EQM’s business (including reserves for future capital expenditures, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

•                  comply with applicable law, any of EQM’s debt instruments or other agreements; or

•                  provide funds for distributions to EQM’s unitholders and to the EQM General Partner for any one or more of the next four quarters (provided that the EQM General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent EQM from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•                   plus, if the EQM General Partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

All incentive distribution rights are held by the EQM General Partner. Incentive distribution rights represent the right to receive an increasing percentage (13.0%, 23.0% and 48.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved. The EQM General Partner may transfer the incentive distribution rights separately from its general partner interest, subject to restrictions in EQM’s partnership agreement.

The following discussion assumes that the EQM General Partner continues to own both its 1.8% general partner interest and the incentive distribution rights.

If for any quarter:

•      EQM has distributed available cash from operating surplus to the common unitholders in an amount equal to the minimum quarterly distribution; and

•      EQM has distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, EQM will distribute any additional available cash from operating surplus for that quarter among the unitholders and the EQM General Partner in the following manner:

	Total Quarterly Distribution per	Marginal Percentage Interest in Distributions
	Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.35	98.2%	1.8%
First Target Distribution	Above $0.3500 up to $0.4025	98.2%	1.8%
Second Target Distribution	Above $0.4025 up to $0.4375	85.2%	14.8%
Third Target Distribution	Above $0.4375 up to $0.5250	75.2%	24.8%
Thereafter	Above $0.5250	50.2%	49.8%

To the extent these incentive distributions are made to the EQM General Partner, more available cash proportionally is allocated to the EQM General Partner than to holders of limited partner units.

On January 21, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2015 of $0.71 per common unit. Cash distributions to EQGP were approximately $15.5 million related to its limited partner interest, $1.3 million related to its general partner interest and $16.2 million related to its incentive distribution rights. The cash distributions will be paid on February 12, 2016 to unitholders of record at the close of business on February 1, 2016.

8.         Net Income per Limited Partner Unit

The table below presents EQM’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to NWV Gathering for periods prior to March 17, 2015, to Jupiter for periods prior to May 7, 2014 and to Sunrise for periods prior to July 22, 2013 were not allocated to the limited partners for purposes of calculating net income per limited partner unit.

The phantom units granted to the independent directors of the EQM General Partner will be paid in common units upon a director’s termination of service on the EQM General Partner's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 14,017 and 11,418 phantom unit awards were included in the calculation of basic weighted average limited partner units outstanding for the years ended December 31, 2015 and 2014, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled 160,633, 137,800 and 108,113 for the years ended December 31, 2015, 2014 and 2013, respectively.

Conversion of subordinated units. Upon payment of the cash distribution for the fourth quarter of 2014, the financial requirements for the conversion of all subordinated units were satisfied. As a result, on February 17, 2015, the 17,339,718 subordinated units converted into common units on a one-for-one basis. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on January 1, 2015. The conversion did not impact the amount of the cash distribution paid or the total number of EQM’s outstanding units representing limited partner interests.

	Years Ended December 31,
	2015	2014	2013
	(Thousands, except per unit data)
Net income	$393,450	$266,500	$189,791
Less:
Pre-acquisition net income allocated to parent	(11,106)	(53,878)	(86,213)
General partner interest in net income – general partner units	(7,455)	(4,252)	(2,140)
General partner interest in net income – incentive distribution rights	(46,992)	(11,453)	(787)
Limited partner interest in net income	$327,897	$196,917	$100,651

Net income allocable to common units - basic	$327,897	$136,992	$58,673
Net income allocable to subordinated units - basic	—	59,925	41,978
Limited partner interest in net income - basic	$327,897	$196,917	$100,651

Net income allocable to common units - diluted	$327,897	$137,048	$58,697
Net income allocable to subordinated units - diluted	—	59,869	41,954
Limited partner interest in net income - diluted	$327,897	$196,917	$100,651

Weighted average limited partner units outstanding – basic
Common units	69,612	38,405	23,399
Subordinated units	—	17,340	17,340
Total	69,612	55,745	40,739
Weighted average limited partner units outstanding – diluted
Common units	69,773	38,543	23,507
Subordinated units	—	17,340	17,340
Total	69,773	55,883	40,847
Net income per limited partner unit – basic
Common units	$4.71	$3.57	$2.51
Subordinated units	—	3.46	2.42
Total	$4.71	$3.53	$2.47
Net income per limited partner unit - diluted
Common units	$4.70	$3.56	$2.50
Subordinated units	—	3.45	2.42
Total	$4.70	$3.52	$2.46

9.         Debt

The following table presents EQM's outstanding debt as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Principal	Carrying Value	Fair Value(a)	Principal	Carrying Value	Fair Value(a)
	(Thousands)
EQM Credit Facility	$299,000	$299,000	$299,000	$—	$—	$—
4.00% Senior Notes due 2024	$500,000	$493,401	$414,125	$500,000	$492,633	$495,685

(a) Fair value is measured using Level 1 inputs for the credit facility borrowings and Level 2 inputs for the long-term debt as described in Note 1.

Credit Facility. EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows

EQM to increase the available borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. Further, EQM has the ability to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

During 2015 and 2014, the maximum amount of EQM's outstanding credit facility borrowings at any time was $404 million and $450 million, respectively, the average daily balance of credit facility borrowings outstanding was approximately $261 million and $119 million, respectively, and interest was incurred on the credit facility borrowings at a weighted average annual interest rate of 1.7% for both periods. EQM did not have any credit facility borrowings outstanding at any time during the year ended December 31, 2013. For the years ended December 31, 2015, 2014 and 2013, commitment fees of $1.2 million, $1.4 million and $0.9 million, respectively, were paid to maintain credit availability under EQM's credit facility. See Note 18 for EQM's repayment of the credit facility borrowings in February 2016.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or, not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of December 31, 2015, EQM was in compliance with all credit facility provisions and covenants.

Senior Notes. During the third quarter of 2014, EQM issued 4.00% Senior Notes due August 1, 2024 in the aggregate principal amount of $500 million (the 4.00% Senior Notes). Net proceeds from the offering were used to repay the outstanding borrowings under EQM’s credit facility at that time and for general partnership purposes. The 4.00% Senior Notes contain covenants that limit EQM’s ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM’s assets.

10.      Equity-Based Compensation Plan

Equity-based compensation expense recorded by EQM was $1.5 million, $3.4 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In July 2012, the EQM General Partner granted awards representing 146,490 common units (EQM Total Return Program). These awards had a market condition related to the total unitholder return realized on EQM’s common units from the grant date through December 31, 2015. The units are expected to be distributed in EQM common units. EQM accounted for these awards as equity awards using the $20.02 grant date fair value as determined using a Monte Carlo simulation as the valuation model. The price was generated using annual historical volatility of peer-group companies for the expected term of the awards, which is based upon the performance period.  The range of expected volatilities calculated by the valuation model was 27% to 72% and the weighted-average expected volatility was 38%.  Additional assumptions included the risk-free rate for periods within the contractual life of the awards based on the U.S. Treasury yield curve in effect at the time of grant and an expected distribution growth rate of 10%. As of December 31, 2014, 139,980 performance awards were outstanding. Adjusting for 2,350 forfeitures, 137,630 performance awards were outstanding as of December 31, 2015. These awards are expected to be distributed during the first quarter of 2016.

In the first quarter of 2014, performance units were granted to EQT employees who provide services to EQM under the 2014 EQM Value Driver Award (2014 EQM VDA).  The 2014 EQM VDA was established to align the interests of key EQT employees with the interests of unitholders and customers and the strategic objectives of EQM. Under the 2014 EQM VDA, 50% of the units confirmed vested upon payment following the first anniversary of the grant date; the remaining 50% of the units confirmed will vest upon the payment date following the second anniversary of the grant date.  The performance metrics were EQM’s 2014 adjusted earnings before interest, taxes, depreciation and amortization performance as compared to its annual business plan and individual, business unit and partnership value driver performance over the period January 1, 2014 through December 31, 2014. As of December 31, 2015, 28,696 awards including accrued distributions were outstanding under the 2014 EQM VDA. The first tranche of the confirmed awards vested and was paid in EQM common units in February 2015. The remainder of the confirmed awards are expected to vest and be paid in EQM common units in the first quarter of 2016. EQM accounted for these awards as equity awards using the $58.79 grant date fair value per unit which was equal to EQM's common unit price on the date prior to the date of grant. Due to the graded vesting of the award, EQM recognized compensation cost over the requisite service period for each separately vesting tranche of the award as though the award was, in substance, multiple awards. EQM capitalizes certain labor overhead costs which include a portion of non-cash equity-based compensation. The total compensation cost capitalized in 2015 and 2014 was less than $0.1 million and approximately $0.3 million, respectively.

The EQM General Partner has granted equity-based phantom units that vested upon grant to the independent directors of the EQM General Partner. The value of the phantom units will be paid in EQM common units on a director’s termination of service on the EQM General Partner’s Board of Directors. EQM accounted for these awards as equity awards and recorded compensation expense for the fair value of the awards at the grant date fair value. A total of 14,433 independent director unit-based awards, including accrued distributions, were outstanding as of December 31, 2015. A total of 2,220, 2,580 and 3,790 unit-based awards were granted to the independent directors during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average fair value of these grants, based on EQM’s common unit price on the grant date, was $88.00, $58.79 and $37.92 for the years ended December 31, 2015, 2014 and 2013, respectively.

EQM common units to be delivered pursuant to vesting of the equity-based awards may be common units acquired by the EQM General Partner in the open market or from any other person, issued directly by EQM or any combination of the foregoing.

11.         Income Taxes

As a result of its limited partnership structure, EQM is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQM flow through to the unitholders; accordingly, EQM does not record a provision for income taxes.

As discussed in Note 2, EQM completed the NWV Gathering Acquisition on March 17, 2015, the Jupiter Acquisition on May 7, 2014 and the Sunrise Merger on July 22, 2013. These were transactions between entities under common control and as a result EQM recast its consolidated financial statements to retrospectively reflect the operations of NWV Gathering, Jupiter and Sunrise. Prior to these transactions, the income of NWV Gathering, Jupiter and Sunrise was included as part of EQT’s consolidated federal tax return; therefore, the NWV Gathering, Jupiter and Sunrise operations were subject to income taxes.  Accordingly, the income tax effects associated with the operations of NWV Gathering, Jupiter and Sunrise prior to the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger were reflected in EQM's consolidated financial statements. During the years ended December 31, 2015, 2014 and 2013, net current and deferred income tax liabilities of approximately $84.4 million, $51.8 million and $43.1 million, respectively, were eliminated through equity related to NWV Gathering, Jupiter and Sunrise.

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Current:
Federal	$3,406	$10,199	$16,448
State	299	1,978	462
Subtotal	3,705	12,177	16,910
Deferred:
Federal	2,541	18,886	29,984
State	457	642	7,679
Subtotal	2,998	19,528	37,663
Total	$6,703	$31,705	$54,573

Prior to the NWV Gathering Acquisition, Jupiter Acquisition and Sunrise Merger, tax obligations for NWV Gathering, Jupiter and Sunrise were the responsibility of EQT. EQT’s consolidated federal income tax was allocated among the group’s members on a separate return basis with tax credits allocated to the members generating the credits.

Income tax expense differed from amounts computed at the federal statutory rate of 35% on pre-tax book income from continuing operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Tax at statutory rate	$140,054	$104,372	$85,528
Partnership income not subject to income taxes	(133,842)	(74,426)	(36,253)
State income taxes	491	1,758	5,291
Regulatory assets	—	—	3
Other	—	1	4
Income tax expense	$6,703	$31,705	$54,573

Effective tax rate	1.7%	10.6%	22.3%

The decrease in income tax expense resulted primarily from the change in the tax status of NWV Gathering in 2015, Jupiter in 2014 and Sunrise in 2013.

EQM’s historical uncertain tax positions were immaterial and were attributable to NWV Gathering for periods prior to the NWV Gathering Acquisition, Jupiter for periods prior to the Jupiter Acquisition and Sunrise for periods prior to the Sunrise Merger, as applicable. Additionally, EQT has indemnified EQM for these historical tax positions; therefore, EQM does not anticipate any future liabilities arising from these uncertain tax positions.

The following table summarizes the source and tax effects of temporary differences between financial reporting and tax basis of assets and liabilities:

December 31,
2014
(Thousands)
Deferred income taxes:
Total deferred income tax assets	$(840)
Total deferred income tax liabilities	78,583
Total net deferred income tax liabilities	$77,743

Total deferred income tax liabilities/(assets):
PP&E tax deductions in excess of book deductions	$78,583
Other (reported as other current assets)	(840)
Total net deferred income tax liabilities	$77,743

At December 31, 2014, there was no valuation allowance relating to deferred tax assets as the entire balance was expected to be realized. The deferred tax liabilities principally consisted of temporary differences between financial and tax reporting for EQM’s property, plant and equipment (PP&E) for NWV Gathering assets prior to their ownership by EQM. The deferred tax assets and liabilities were eliminated in connection with the NWV Gathering Acquisition.

EQT has indemnified EQM from and against any losses suffered or incurred by EQM and related to or arising out of or in connection with any federal, state or local income tax liabilities attributable to the ownership or operation of EQM’s assets prior to the acquisition of such assets from EQT. Therefore, EQM does not anticipate any future liabilities arising from the historical deferred tax liabilities.

12.      Lease Obligations

On December 17, 2013, EQM entered into a lease with EQT for the AVC facilities with an initial term of 25 years. Under the lease, EQM operates the facilities as part of its transmission and storage system under the rates, terms and conditions of its FERC-approved tariff.  The AVC facilities include an approximately 200-mile pipeline that interconnects with EQM’s transmission and storage system and provided 450 MMcf per day of additional firm capacity to EQM’s system, four associated natural gas storage reservoirs with approximately 260 MMcf per day of peak withdrawal capacity and approximately 11 Bcf of working gas capacity as of December 31, 2015. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of AVC minus the actual costs of operating AVC and (2) a payment based on depreciation expense and pre-tax return on invested capital for AVC. As a result, the payments to be made under the AVC lease will be variable. Any difference between the estimated minimum lease payments at inception of the lease and the actual lease payment is recorded to interest expense as contingent rent.

Management determined that the AVC lease was a capital lease under GAAP. The gross capital lease assets and obligations recorded in 2013 were approximately $134.4 million. EQM expects modernization capital expenditures will be incurred primarily by EQT to upgrade the AVC assets. As the capital expenditures are incurred by EQT, EQM's capital lease assets and obligations will increase. In 2015 and 2014, modernization capital expenditures incurred by EQT were approximately $35.7 million and $9.2 million, respectively, which increased the capital lease assets and obligations.

The following table summarizes amounts recorded related to the capital lease for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
Interest expense (including contingent rent of $7.5 million, $3.4 million and $0.2 million, respectively) (a)	$23,225	$19,888	$843
Depreciation expense	8,734	5,735	443
Cash payments under the lease	$25,366	$16,710	$—

(a) As a result of the variability in the payments under the lease, interest expense of approximately $5.7 million and $2.7 million, respectively, was unpaid and therefore increased the capital lease obligation for the years ended December 31, 2015 and 2014.

The following table summarizes capital lease related balances on the consolidated balance sheets as of December 31, 2015 and 2014.

	As of December 31,
	2015	2014
	(Thousands)
Gross capital lease assets	$179,264	$143,556
Accumulated depreciation	(14,912)	(6,178)
Net capital lease assets	$164,352	$137,378

Capital lease obligations, current portion (a)	$5,496	$3,760
Capital lease obligations, long-term portion	$175,660	$143,828

(a) The current portion of the capital lease obligations is included in accrued liabilities on the consolidated balance sheets.

The following is a schedule of the estimated future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2015:

Year ending December 31,
(Thousands)
2016	$20,220
2017	20,477
2018	20,214
2019	18,048
2020	17,783
Later years	286,976
Total minimum lease payments (a)	383,718
Less: Amount representing interest (b)	(202,562)
Present value of net minimum lease payments	$181,156

(a) There were no amounts representing contingent rentals or executory costs (such as taxes, maintenance and insurance) included in the total minimum lease payments.
(b) Amount necessary to reduce net minimum lease payments to the present value of the obligation at December 31, 2015 as the present value calculated at EQM’s incremental borrowing rate exceeded the fair value of the property at inception of the lease.

13.         Regulatory Assets and Liabilities

Regulatory assets and regulatory liabilities are recoverable or reimbursable over various periods and do not earn a return on investment. EQM believes that it will continue to be subject to rate regulation that will provide for the recovery or reimbursement of its regulatory assets and regulatory liabilities.  Regulatory assets and regulatory liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

	As of December 31,
	2015	2014
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$12,608	$13,378
Other recoverable costs (b)	309	1,654
Total regulatory assets	$12,917	$15,032

Regulatory liabilities:
On-going post-retirement benefits other than pensions (c)	$5,596	$4,451
Other reimbursable costs (d)	866	2,091
Total regulatory liabilities	$6,462	$6,542

(a) The regulatory asset for deferred taxes primarily related to deferred income taxes recoverable through future rates on a historical deferred tax position and the equity component of AFUDC. EQM expects to recover the amortization of the deferred tax position ratably over the corresponding life of the underlying assets that created the difference. Taxes on the equity component of AFUDC and the offsetting deferred income taxes will be collected through rates over the depreciable lives of the long-lived assets to which they relate. The amounts established for deferred taxes were primarily generated before EQM's tax status changed in July 2012 when EQM was included as part of EQT’s consolidated federal tax return.

(b) Regulatory assets associated with other recoverable costs primarily related to the recovery of storage base gas.

(c) EQM defers expenses for on-going post-retirement benefits other than pensions which are subject to recovery in approved rates.  The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates, which could be subject to reimbursement to customers in the next rate case.

(d) Regulatory liabilities associated with other reimbursable costs primarily related to the storage retainage tracker on the AVC system. EQM defers the monthly over or under recovery of storage retainage gas on the AVC system and annually returns the excess to or recovers the deficiency from customers.

14.         Pension and Other Postretirement Benefit Plans

Employees of EQT operate EQM’s assets. EQT charges EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans. EQT carries the obligations for pension and other employee-related benefits in its financial statements.

Equitrans’ retirees participate in a defined benefit pension plan sponsored by EQT. For the years ended December 31, 2015, 2014 and 2013, EQM reimbursed EQT approximately $0.4 million, $0.2 million and $0.3 million, respectively, for funding of this plan. For the years ended December 31, 2015, 2014 and 2013, EQM was allocated $0.5 million, $0.5 million and $0.1 million, respectively, of the expenses associated with the plan.

EQT terminated the plan effective December 31, 2014 and expects to complete the termination process by the end of 2016. In connection with the termination, EQT will fully fund the defined benefit pension plan by purchasing one or more annuities for participants from an insurance company or other financial institution. EQM will reimburse EQT for its proportionate share of such funding based upon the proportion of the plan’s total liabilities allocable to Equitrans retirees. Such reimbursement, currently expected to be approximately $2.1 million, is not expected to significantly impact EQM's financial condition, results of operations, liquidity or ability to make distributions.

EQM contributes to a defined contribution plan sponsored by EQT. The contribution amount is a percentage of allocated base salary. In 2015, 2014 and 2013, EQM was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 5.

The individuals who operate EQM’s assets and Equitrans' retirees participate in certain other post-employment benefit plans sponsored by EQT. EQM was allocated $0.1 million and $0.2 million in 2014 and 2013, respectively, of the expenses associated with these plans. There were no allocations in 2015.

EQM recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in the approved rates. Expenses recognized by EQM for the years ended December 31, 2015, 2014 and 2013 for ongoing post-retirement benefits other than pensions were approximately $1.2 million each year.

15.      Concentrations of Credit Risk

EQM's transmission and storage and gathering operations provide services to utility and end-user customers located in the northeastern United States. EQM also provides services to customers engaged in commodity procurement and delivery, including large industrial, utility, commercial and institutional customers and certain marketers primarily in the Appalachian and mid-Atlantic regions. For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 73%, 69% and 88%, respectively, of EQM’s total revenues. Additionally for the years ended December 31, 2015 and 2014, one other customer accounted for approximately 14% and 16% of EQM's total revenues, respectively. Other than EQT, no single customer accounted for more than 10% of EQM's total revenues in 2013.

Approximately 42% and 41% of third party accounts receivable balances of $17.1 million and $16.5 million as of December 31, 2015 and 2014, respectively, represent amounts due from marketers. EQM manages the credit risk of sales to marketers by limiting EQM’s dealings to those marketers meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. EQM may request a letter of credit, guarantee, performance bond or other credit enhancement from a marketer in order for that marketer to meet EQM’s credit criteria. EQM did not experience any significant defaults on accounts receivable during the years ended December 31, 2015, 2014 and 2013.

16.      Commitments and Contingencies

EQM is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and in certain instances result in assessment of fines. EQM has established procedures for ongoing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory requirements. The estimated costs associated with identified situations that require remedial action are accrued. However, when recoverable through regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental law and regulations, including investments in plant and facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on its business, financial condition, results of operations, liquidity or ability to make distributions.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM.  While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings.  EQM accrues legal and other direct costs related to loss contingencies when actually incurred.  EQM has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect EQM's business, financial condition, results of operations, liquidity or ability to make distributions.

See Note 6 for discussion of the MVP Joint Venture guarantee.

17.      Interim Financial Information (Unaudited)

The following table presents a summary of EQM's operating results by quarter for the years ended December 31, 2015 and 2014.

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Thousands, except per unit amounts)
2015
Operating revenues	$154,811	$144,613	$148,789	$165,921
Operating income	112,752	101,396	102,911	120,749
Net income	$95,306	$91,319	$94,116	$112,709
Net income per limited partner unit: (a)
Basic	$1.18	$1.12	$1.12	$1.27
Diluted	$1.18	$1.12	$1.12	$1.26
2014
Operating revenues	$107,908	$109,327	$120,922	$138,390
Operating income	72,617	72,400	81,866	99,829
Net income	$54,998	$58,968	$67,701	$84,833
Net income per limited partner unit: (a)
Basic	$0.69	$0.81	$0.86	$1.12
Diluted	$0.69	$0.81	$0.85	$1.12

(a)      Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

18.          Subsequent Events

See Note 6 for discussion of the ConEd Transaction.

The $299 million of borrowings under EQM's credit facility at December 31, 2015 were repaid on February 8, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, EQM’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the EQM General Partner is responsible for establishing and maintaining adequate internal control over financial reporting.  EQM’s internal control system is designed to provide reasonable assurance to EQM’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  All internal control systems, no matter how well designed, have inherent limitations.  Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the EQM General Partner assessed the effectiveness of EQM’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that EQM maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP (Ernst & Young), the independent registered public accounting firm that audited EQM’s consolidated financial statements, has issued an attestation report on EQM’s internal control over financial reporting. Ernst & Young’s attestation report on EQM’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 9B.      Other Information

Not Applicable.

PART III

Unless the context otherwise requires, references to "EQT Midstream Partners" or "EQM" refer to EQT Midstream Partners, LP and its subsidiaries. EQM’s general partner, EQT Midstream Services, LLC (the EQM General Partner), is a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP), which is a subsidiary of EQT Corporation (EQT). EQT GP Services, LLC, which is an indirect wholly owned subsidiary of EQT, is the general partner of EQGP (the EQGP General Partner). References to "EQT" refer to EQT Corporation and its consolidated subsidiaries, excluding EQM and the EQM General Partner.

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of EQM’s General Partner

EQM is managed and operated by the directors and officers of the EQM General Partner. Through its ownership and control of the EQGP General Partner, EQT appoints the directors of the EQM General Partner. Unitholders are not entitled to elect the directors of the EQM General Partner or directly or indirectly participate in EQM’s management or operations. The Board of Directors of the EQM General Partner (Board) has seven directors, of which three members are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a publicly traded limited partnership like EQM to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

Executive officers of the EQM General Partner manage the day-to-day affairs of EQM’s business and conduct EQM’s operations. All of the executive officers of the EQM General Partner are employees of EQT and devote such portion of their productive time to EQM’s business and affairs as is required to manage and conduct EQM’s operations. Pursuant to the terms of the omnibus agreement among EQM, the EQM General Partner and EQT, EQM is required to reimburse EQT for (i) allocated expenses of personnel who perform services for EQM’s benefit, and (ii) allocated general and administrative expenses. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence - Agreements with EQT - Omnibus Agreement.”

The executive officers and directors of the EQM General Partner as of February 11, 2016 are as follows:

Name	Age	Position with EQT Midstream Services, LLC
David L. Porges	58	Chairman, President and Chief Executive Officer
Philip P. Conti	56	Director, Senior Vice President and Chief Financial Officer
Randall L. Crawford	53	Director, Executive Vice President and Chief Operating Officer
Lewis B. Gardner	58	Director
Theresa Z. Bone	52	Vice President, Finance and Chief Accounting Officer
Julian M. Bott	53	Director
Michael A. Bryson	69	Director
Lara E. Washington	48	Director

Mr. Porges was appointed as Chairman of the Board and as President and Chief Executive Officer of the EQM General Partner in January 2012. Mr. Porges has served as the Chairman, President and Chief Executive Officer of the EQGP General Partner since January 2015. Mr. Porges is currently the Chairman and Chief Executive Officer of EQT and has held such positions since December 2015. Mr. Porges was Chairman, President and Chief Executive Officer of EQT from May 2011 to December 2015, and President, Chief Executive Officer and director of EQT from April 2010 through May 2011.

Mr. Porges brings extensive business, leadership, management and financial experience, as well as tremendous knowledge of EQM’s operations, culture and industry, to the Board. Mr. Porges has served in a number of senior management positions with EQT since joining EQT as Senior Vice President and Chief Financial Officer in 1998. He has also served as a member of EQT’s board since May 2002. Prior to joining EQT, Mr. Porges held various senior positions within the investment banking industry and also held several managerial positions with Exxon Corporation (now, Exxon Mobil Corporation, an international oil and gas company). Mr. Porges served on the board of directors of Westport Resources Corp. (an oil and natural gas production company that is now part of Anadarko Petroleum Corporation) from April 2000 through 2004. Mr. Porges' strong financial and industry experience, along with his understanding of EQM’s business operations and culture, enable Mr. Porges to provide unique and valuable perspectives on most issues facing EQM.

       Mr. Conti was appointed as a director and as Senior Vice President and Chief Financial Officer of the EQM
General Partner in January 2012. Mr. Conti has served as a director and as Senior Vice President and Chief Financial Officer of the EQGP General Partner since January 2015. Mr. Conti is currently the Senior Vice President and Chief Financial Officer of EQT and has held such position since February 2007. As previously disclosed in a Form 8-K filed with the SEC on August 10, 2015, Mr. Conti has advised the EQM General Partner and EQT that he intends to retire at the end of 2016. EQT has retained an executive search firm to help identify his successor. Following the appointment of his successor, Mr. Conti is expected to continue to serve as an employee of EQT in some capacity through 2016 to ensure a smooth transition.

       Mr. Conti brings significant energy industry management, finance and corporate development experience to the Board. Since joining EQT in 1996, Mr. Conti has served in a number of finance, business planning and business development senior management positions. From 1992 to 1996, Mr. Conti was Vice President in the natural resources department at The PNC Financial Services Group, Inc. (formerly PNC Bank Corporation). Prior to that, he was a banking officer in the energy and utilities department of Mellon Bank, N.A., and before that, senior production engineer at Tenneco Oil Company. Given his experience as Senior Vice President and Chief Financial Officer of EQT, Mr. Conti has a thorough understanding of EQM’s capital structure and financing requirements, enabling him to provide leadership to the Board in these areas. Mr. Conti also brings valuable industry financial expertise from his prior role as an energy industry banker, including experience with capital markets transactions.

       Mr. Crawford was appointed as a director of the EQM General Partner in January 2012. Mr. Crawford has served as Executive Vice President and Chief Operating Officer of the EQM General Partner since December 2013; and from January 2012 to December 2013, Mr. Crawford served as Executive Vice President. Mr. Crawford is currently the Senior Vice President and President, Midstream and Commercial of EQT and has held such position since December 2013. Mr. Crawford was Senior Vice President and President, Midstream, Commercial and Distribution from April 2010 to December 2013.

       Mr. Crawford brings deep business, senior management and technical industry experience as well as in-depth knowledge of EQM’s business operations to the Board. Since 2007, Mr. Crawford has served as President of EQT's midstream operations, including EQM’s operations. In this role, Mr. Crawford is responsible for executing the growth strategy for EQT's natural gas midstream and production marketing companies operating in the rapidly growing Marcellus and Utica Shale natural gas supply regions. Prior to joining EQT, Mr. Crawford held various financial and regulatory management positions with Consolidated Natural Gas Company (now part of Dominion Resources, Inc.) in Pittsburgh, and started his career with Price Waterhouse LLC Utility Services Practice. Mr. Crawford's extensive understanding of EQM’s assets and operations enables him to bring valuable perspectives to the Board, particularly with respect to setting and implementing EQM’s business strategy.

       Mr. Gardner was appointed as a director of the EQM General Partner in January 2012. Mr. Gardner has served as a director of the EQGP General Partner since January 2015. Mr. Gardner is currently the General Counsel and Vice President, External Affairs of EQT and has held such position since April 2008.

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

       Ms. Bone was appointed as Vice President, Finance and Chief Accounting Officer of the EQM General Partner in October 2013; and from January 2012 to October 2013, Ms. Bone served as Vice President and Principal Accounting Officer. Ms. Bone has served as Vice President, Finance and Chief Accounting Officer of the EQGP General Partner since January 2015. Ms. Bone is currently the Vice President, Finance and Chief Accounting Officer of EQT and has held such position since October 2013. From July 2007 to October 2013, Ms. Bone served as Vice President and Corporate Controller of EQT.

Mr. Bott was appointed as a director of the EQM General Partner in May 2012. Mr. Bott is currently the Executive Vice President and Chief Financial Officer of SandRidge Energy, Inc., a publicly traded oil and natural gas exploration and production company, and has held such position since August 2015. From December 2009 to August 2015, Mr. Bott served as the Chief Financial Officer of Texas American Resources Company, a privately held oil and gas acquisition, exploration and production company. Prior to that, Mr. Bott held various senior energy industry focused positions within the investment banking and financial advisory industries.

Mr. Bott has significant experience in energy company senior management, finance and corporate development. Mr. Bott is able to draw upon his diverse senior management and investment banking experience to provide guidance with respect to accounting matters, financial markets, financing transactions and energy company operations.

Mr. Bryson was appointed as a director of the EQM General Partner in May 2012. Mr. Bryson retired in June 2008 as Executive Vice President of The Bank of New York Mellon Corporation, a financial services firm. He obtained such position in July 2007 following the merger of Mellon Financial Corporation and The Bank of New York. Prior to the merger, Mr. Bryson served in various senior management positions over a 33-year career with Mellon Financial Corporation, including his service as Executive Vice President and Chief Financial Officer from December 2001 to June 2007.

Mr. Bryson brings to the Board over three decades of management and financial experience, having served as Treasurer and Chief Financial Officer of a large publicly traded financial institution. In these roles, Mr. Bryson obtained a wealth of experience related to financial statement preparation, auditing and accounting matters, financial markets, financing transactions and investor relations.

Ms. Washington was appointed as a director of the EQM General Partner in February 2013. Ms. Washington is currently President of the Allegheny County Rehabilitation Corporation (AHRCO), a privately held residential property management company serving Western Pennsylvania. She obtained such position in May 2008. Ms. Washington joined AHRCO in 2001 as Vice President of Development. Prior to joining AHRCO, Ms. Washington was a senior consultant with PricewaterhouseCoopers, LLP.

Ms. Washington’s service as President of a private company provides significant senior management, leadership and financial experience. Ms. Washington utilizes her broad business experience to provide valuable insights with respect to general business and management issues facing EQM.

Meetings of Non-Management Directors and Communications with Directors

At least annually, all of the independent directors of the EQM General Partner meet in executive session without management participation or participation by non-independent directors. Mr. Bryson, as the Chairman of the Audit Committee, serves as the presiding director for such executive sessions. The presiding director may be contacted by mail or courier service c/o EQT Midstream Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Presiding Director or by email at presidingdirector@eqtmidstreampartners.com.

Committees of the Board of Directors

The Board has two standing committees: an Audit Committee and a Conflicts Committee. The NYSE does not require a publicly traded limited partnership like EQM to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.

Audit Committee

The EQM General Partner is required by the NYSE to have an Audit Committee of at least three members and all of the Audit Committee members must meet the independence and experience requirements established by the NYSE and the Exchange Act.

The Audit Committee consists of Messrs. Bryson (Chairman) and Bott and Ms. Washington. Each member of the Audit Committee satisfies the independence requirements established by the NYSE and the Exchange Act and are financially literate.  Additionally, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. This designation is a disclosure requirement of the SEC related to each Audit Committee member’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon the Audit Committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board.  As audit committee financial experts, each member of the Audit Committee also has the accounting or related financial management expertise required by the NYSE rules.

The Audit Committee assists the Board in its oversight of the integrity of EQM’s financial statements and compliance with legal and regulatory requirements and corporate controls. The Audit Committee has the sole authority to retain and terminate EQM’s independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by EQM’s independent registered public accounting firm. The

Audit Committee is also responsible for confirming the independence and qualifications of EQM’s independent registered public accounting firm.

Conflicts Committee

The Conflicts Committee consists of Messrs. Bott (Chairman) and Bryson and Ms. Washington. The Conflicts Committee, upon request by the EQM General Partner, determines whether certain transactions, which may be deemed conflicts of interest, are in the best interests of EQM. There is no requirement that the EQM General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of the EQM General Partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the EQM General Partner or its affiliates other than EQM common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the EQM General Partner or EQM, and must meet the independence standards established by the NYSE and the Exchange Act to serve on the Audit Committee. Any matters approved by the Conflicts Committee in good faith will be deemed to be approved by all of EQM’s partners and not a breach by the EQM General Partner of any duties it may owe EQM or its unitholders. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not subjectively believe that the matter was in the best interests of EQM. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where the EQM General Partner (or any members of the Board including any member of the Conflicts Committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith.

Governance Principles

EQM has adopted a code of business conduct and ethics applicable to all directors, officers, employees, and other personnel of EQM and its subsidiaries, as well as EQM’s suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with EQM’s corporate governance guidelines and Audit Committee charter, are posted on EQM’s website, www.eqtmidstreampartners.com (accessible under the “Governance” caption of the “Investors” page), and a printed copy of any of these documents will be delivered free of charge on request by writing to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQT Midstream Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary. EQM intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on EQM’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors and executive officers of the EQM General Partner and all persons who beneficially own more than 10% of EQM’s common units file initial reports of ownership and reports of changes in ownership of EQM’s common units with the SEC.  As a practical matter, EQM assists the directors and executive officers of the EQM General Partner by monitoring transactions and completing and filing Section 16 reports on their behalf.

     Based solely upon EQM’s review of copies of filings or written representations from the reporting persons, EQM believes that all reports for the executive officers and directors of the EQM General Partner and persons who beneficially own more than 10% of EQM’s common units that were required to be filed under Section 16(a) of the Exchange Act in 2015 were filed on a timely basis, except for the transactions described below.

Messrs. Bott and Bryson and Ms. Washington each filed a Form 4 on August 18, 2015. Messrs. Bott and Bryson reported eleven transactions, and Ms. Washington reported nine transactions, in each case related to EQM common units underlying distribution equivalent rights that were reinvested quarterly pursuant to phantom units awarded under the 2012 Long-Term Incentive Plan, that had not been previously reported as separate transactions.

Item 11.         Executive Compensation

Compensation Discussion and Analysis

EQM does not directly employ any of the persons responsible for managing its business. EQM is managed and operated by the directors and officers of the EQM General Partner. EQT employs and compensates all of the individuals who service EQM, including the executive officers of the EQM General Partner, and these individuals devote such portion of their productive time to EQM’s business and affairs as is required to manage and conduct EQM’s operations. EQM reimburses EQT for compensation for the employees of EQT who provide services to EQM pursuant to an allocation agreed upon between EQT and EQM. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence - Agreements with EQT - Omnibus Agreement."

In 2015, the officers of the EQM General Partner who are discussed below as our named executive officers were:

•	David L. Porges, Chairman, President and Chief Executive Officer;

•	Philip P. Conti, Senior Vice President and Chief Financial Officer;

•	Randall L. Crawford, Executive Vice President and Chief Operating Officer; and

•	Theresa Z. Bone, Vice President, Finance and Chief Accounting Officer.

The executive officers of our general partner are also executive officers of EQT, and in the case of Messrs. Porges and Conti and Ms. Bone, the EQGP General Partner.

Neither EQM nor the EQM General Partner has a compensation committee. All decisions as to the compensation of the executive officers of the EQM General Partner are made by the Management Development and Compensation Committee of the Board of Directors of EQT (the EQT MDC Committee). Therefore, neither EQM nor the EQM General Partner have any policies or programs relating to compensation, and neither EQM nor the EQM General Partner make decisions relating to such compensation, though from time to time the Board of Directors of the EQM General Partner does approve awards granted under the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan. Typically, such awards are previously approved by the EQT MDC Committee as part of the executive’s total EQT compensation. None of the executive officers of the EQM General Partner have employment agreements with the EQM General Partner or EQM or are otherwise specifically compensated for their service as an executive officer of the EQM General Partner.

A discussion of EQT’s compensation policies and programs as they apply to EQT’s named executive officers, including Messrs. Porges, Conti and Crawford, will be set forth in the proxy statement for EQT’s 2016 annual meeting of shareholders (EQT’s 2016 Proxy Statement). Except as described in this Compensation Discussion and Analysis, those same policies and programs also apply to Ms. Bone who is also an executive officer of EQT.

EQT’s 2016 Proxy Statement will also contain a discussion of the 2015 and 2016 compensation of Messrs. Porges, Conti and Crawford. A discussion of Ms. Bone’s compensation for 2015 and 2016 is set forth below and was provided by EQT.

EQT’s 2016 Proxy Statement will be available upon its filing on the SEC’s website at www.sec.gov and on EQT’s website at www.eqt.com by clicking on the “Investors” link on the main page followed by the “SEC Filings” link. EQT’s 2016 Proxy Statement will also be available free of charge upon request by a unitholder to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQT Midstream Services, LLC, 625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary.

Components of the Compensation Program

The following describes each element of Ms. Bone’s executive compensation arrangement with EQT.

•	Base Salary

In 2015, Ms. Bone’s base salary was $300,000. This salary approximates the market median of a 2015 general industry group of companies to be described in EQT’s 2016 Proxy Statement. In 2016, Ms. Bone's base salary is the same as her 2015 salary, as that amount continues to approximate base salary at the market median of a 2016 general industry group of companies filed herewith as Exhibit 99 (the 2016 General Industry Group).

•	Annual Incentive

Ms. Bone participated in EQT’s Executive Short-Term Incentive Plan (the Executive STIP) for the 2015 plan year, which will be described in EQT’s 2016 Proxy Statement. For the 2015 plan year, the EQT MDC Committee approved a target annual incentive award for Ms. Bone of $135,000. This level approximated the market median of the 2015 general industry group of companies. Based on EQT’s level of achievement with respect to the approved performance metric, Ms. Bone’s incentive target and her performance on EQT, business unit and individual value drivers, the EQT MDC Committee awarded Ms. Bone $255,000 for the 2015 plan year under the Executive STIP, which represented 189% of her target award. Ms. Bone and her teams provided successful oversight of the accounting, financial reporting, tax and credit functions as well as the related disclosure and control systems for EQT, EQM and EQGP.  In 2015, she led the development and implementation of new tax processes, some of which resulted in the identification of opportunities for continued structural flexibility and others resulted in significant tax savings for EQT.  Ms. Bone also provided leadership for a number of important transactions, including the initial public offering of EQGP, two follow-on equity offerings for EQM and carve-out accounting and tax support for the NWV Gathering Acquisition and the Preferred Interest Acquisition. In addition to the effective controls, tax analysis and enhanced process work, Ms. Bone and her team developed and implemented a financial accounting, reporting and control framework for EQGP and the MVP Joint Venture and implemented several tax system applications to improve the efficiency and effectiveness of tax planning and compliance activities.

Ms. Bone will participate in EQT’s Executive STIP for the 2016 plan year, which will be described in EQT’s 2016 Proxy Statement. Ms. Bone's 2016 target award is the same as her 2015 target award as that amount continues to approximate the market median of the 2016 General Industry Group.

•	Long-Term Incentives

2015 Long-Term Incentive Awards (2015 EQT Stock Options and 2015 Incentive PSU Program)

Following analysis of EQT’s long-term incentive programs, and with input from its independent compensation consultant, the EQT MDC Committee designed a long-term incentive compensation program for Ms. Bone for 2015 that included 2015 EQT stock options and performance units under the EQT Corporation 2015 Executive Performance Incentive Program (the 2015 Incentive PSU Program):

TYPE OF AWARD	APPROXIMATE PERCENT OF VALUE	RATIONALE
2015 EQT Stock Options	25%	Stock options encourage executives to focus broadly on behaviors that should lead to a sustained long-term increase in the price of EQT stock, which benefits all EQT shareholders.
2015 Incentive PSU Program	75%
The 2015 Incentive PSU Program performance units drive long-term value directly related to EQT stock performance but allow for the delivery of some value, assuming relative performance, even if EQT’s stock price declines. Performance units have stronger retention value than options but less leverage in a rising stock price environment.

The allocation of value to performance-based awards was largely driven by market comparison. Ms. Bone’s target award of 8,700 EQT stock options and 7,580 2015 Incentive PSU Program units was at the 75th percentile of the 2015 general industry peer group in value in recognition of her work as the principal accounting officer for both EQT and EQM and the continued expansion of her responsibilities in finance, including oversight for tax reporting and strategy.

The 2015 EQT stock options and the 2015 Incentive PSU Program will be described in EQT’s 2016 Proxy Statement.

Long-Term Incentive Awards extending through and beyond 2015

During 2015, in addition to the awards described above, Ms. Bone held three-year cliff vested restricted EQT shares granted in 2013, as well as unvested awards under the EQT Corporation 2013 Executive Performance Incentive Program (the 2013 Incentive PSU Program), the EQM Total Return Program (the EQM TR Program), the EQT Corporation 2014 Executive Performance Incentive Program (the 2014 Incentive PSU Program), and the EQT Corporation 2014 Value Driver Award Program (the 2014 VDPSU) for which the relevant performance or service periods had not yet been completed. In early 2015, the remaining fifty percent of the EQT Corporation 2013 Value Driver Award Program (the 2013 VDPSU) was settled in EQT common stock. Also in early 2015, the EQT MDC Committee certified the relevant performance and authorized payouts of:

•	the EQT Corporation 2012 Executive Performance Incentive Program (the 2012 Incentive PSU Program) in EQT common stock; and

•	fifty percent of the performance awards under the 2014 VDPSU in cash.

Please refer to the “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” to be included in EQT’s 2016 Proxy Statement for a description of the terms of the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the EQM TR Program.

2016 Long-Term Incentive Awards (2016 EQT Stock options and 2016 Incentive PSU Program)

For 2016, Ms. Bone’s long-term incentive award consisted of 5,700 EQT stock options and 5,060 performance units under the EQT Corporation 2016 Incentive Performance Share Unit Program (the 2016 Incentive PSU Program). This award was at the 50th percentile of the 2016 General Industry Group, consistent with EQT’s philosophy to generally establish target awards at the median of the market, after considering the scope of the executive’s responsibilities and the recommendations of EQT’s Chief Executive Officer. The 2016 EQT stock options and the 2016 Incentive PSU Program will be described in EQT’s 2016 Proxy Statement.

•	2015 Special Award

In connection with the initial public offering of EQGP common units, Ms. Bone was offered the opportunity to purchase EQGP units through a Directed Unit Program (DUP). In order to recognize the efforts of Ms. Bone in connection with the offering and to encourage investment in EQGP, Ms. Bone was eligible to receive from EQT a special award that was, net of taxes, not less than the value of the EQGP units purchased by Ms. Bone through the DUP (subject to a maximum special award of $100,000) to be used by Ms. Bone for the purchase of additional EQGP units (see “Bonus” column of the Summary Compensation Table). In addition, in order to provide liquidity to facilitate the purchase of EQGP units in the initial public offering, and in recognition of the already significant equity ownership level of Ms. Bone, the Board of Directors of EQT approved a purchase of EQT shares (at the market price) from Ms. Bone in an aggregate value equal to her maximum bonus.

•	Other Benefits

Ms. Bone’s health and welfare benefits, retirement program and other perquisites are consistent with the named executive officers of EQT, which benefits will be described in EQT’s 2016 Proxy Statement, except that EQT does not make any contributions to a retirement annuity product offered by Fidelity Investments Life Insurance Co. on behalf of Ms. Bone.

Ms. Bone and EQT have entered into an amended and restated confidentiality, non-solicitation and non-competition agreement in 2015 on a basis generally consistent with the other executive officers of EQT, the rationale and terms of which will be described in EQT’s 2016 Proxy Statement. See “Potential Payments Upon Termination or Change of Control” below for more detail regarding these benefits.

Other Information

The actual fixed and at-risk components of Ms. Bone’s compensation package, as a percentage of actual total direct compensation (base salary and annual and long-term incentives), for 2015 as reported in the Summary Compensation Table were: 16% and 84%, respectively. As of December 31, 2015, Ms. Bone was required to maintain qualifying equity holdings equal to three times her base salary and she held qualifying holdings equal to 8.8 times her base salary. Qualifying equity holdings include EQT stock, EQM units and EQGP units owned directly, EQT shares held in EQT’s 401(k) plan, time-based restricted stock and units, and performance-based awards for which only a service condition remains but do not include other performance-based awards or options.

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.

The board of directors of EQT Midstream Services, LLC:

David L. Porges
Philip P. Conti
Randall L. Crawford
Lewis B. Gardner
Julian M. Bott
Michael A. Bryson
Lara E. Washington

Compensation Tables

The Summary Compensation Table below reflects the total compensation of the principal executive officer, principal financial officer and the two other executive officers of the EQM General Partner who were serving as executive officers at the end of 2015 (the named executive officers) for services rendered to all EQT-related entities, including EQM, the EQM General Partner, EQGP, the EQGP General Partner and EQT. The compensation information set forth in this Item 11, “Executive Compensation,” was provided by EQT.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
David L. Porges President and Chief Executive Officer	2015	850,000	1,000,000	6,690,025	1,072,610	2,100,000	393,613	12,106,248
	2014	850,000	—	4,169,644	1,059,100	2,275,000	400,156	8,753,900
	2013	882,693	—	2,649,147	1,544,928	2,500,000	345,305	7,922,073
Philip P. Conti Senior Vice President and Chief Financial Officer	2015	426,516	500,000	2,517,402	403,970	780,000	183,881	4,811,769
	2014	404,846	—	1,843,334	469,475	840,000	178,022	3,735,677
	2013	415,385	—	900,531	525,008	950,000	157,523	2,948,447
Theresa Z. Bone Vice President, Finance and Chief Accounting Officer	2015	297,116	100,000	1,069,614	173,130	255,000	63,779	1,958,639
	2014	285,000	—	1,026,173	—	275,000	59,481	1,645,654

Randall L. Crawford Executive Vice President and Chief Operating Officer	2015	460,905	500,000	2,936,499	471,630	900,000	200,457	5,469,491
	2014	448,461	—	2,150,834	547,350	962,500	204,558	4,313,703
	2013	459,000	—	1,263,199	737,352	1,100,000	171,235	3,730,786

(1)   Each named executive officer’s annual base salary is paid over 26 equal pay periods each year.  Due to the timing of EQT’s bi-weekly pay cycle, 2013 contained 27 pay dates, while 2014 and 2015 each contained the standard 26 pay dates.

(2)   This column reflects the total amount of each named executive officer’s bonus award in connection with the initial public offering of common units of EQGP.  See “2015 Special Award” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the 2015 Special Award.

(3)   This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for performance units granted in the applicable year under the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, the 2015 Incentive PSU Program, and, in the case of Ms. Bone, the 2014 VDPSU (each as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below), using the assumptions described below. Pursuant to SEC rules, the amounts shown in the Summary Compensation Table for awards subject to performance conditions are based on the probable outcome as of the date of grant and exclude the impact of estimated forfeitures.

The 2013 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer for whom compensation is reported for 2013 was granted an award under the 2013 Incentive PSU Program on January 1, 2013. The vesting and payment of the awards is expected to occur in the first quarter of 2016. The performance period for the 2013 Incentive PSU Program was January 1, 2013 through December 31, 2015. The grant date fair values of the awards were: $2,649,147 for Mr. Porges; $900,531 for Mr. Conti; and $1,263,199 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each applicable named executive officer (23,740 for Mr. Porges; 8,070 for Mr. Conti; and 11,320 for Mr. Crawford) by $111.59, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.36%; (ii) dividend yield: 0.72%; (iii) volatility: 32.97%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $3,323,600 for Mr. Porges; $1,129,800 for Mr. Conti; and $1,584,800 for Mr. Crawford.

The 2014 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer was granted an award under the 2014 Incentive PSU Program on January 1, 2014. The performance period for the 2014 Incentive PSU Program is January 1, 2014 through December 31, 2016. The grant date fair values of the awards were: $4,169,644 for Mr. Porges; $1,843,334 for Mr. Conti; $494,675 for Ms. Bone; and $2,150,834 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (24,950 for Mr. Porges; 11,030 for Mr. Conti; 2,960 for Ms. Bone; and 12,870 for Mr. Crawford) by $167.12, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 0.78%; (ii) dividend yield: 0.46%; (iii) volatility: 31.38%; and (iv) term:

three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $5,241,247 for Mr. Porges; $2,317,072 for Mr. Conti; $621,807 for Ms. Bone; and $2,703,601 for Mr. Crawford.

The 2015 Incentive PSU Program is a three-year program that provides EQT stock-based awards. Each named executive officer was granted an award under the 2015 Incentive PSU Program on January 1, 2015. The performance period for the 2015 Incentive PSU Program is January 1, 2015 through December 31, 2017. The grant date fair values of the awards were: $6,690,025 for Mr. Porges; $2,517,402 for Mr. Conti; $1,069,614 for Ms. Bone; and $2,936,499 for Mr. Crawford. The grant date fair values were computed by multiplying the number of units awarded to each named executive officer (47,410 for Mr. Porges; 17,840 for Mr. Conti; 7,580 for Ms. Bone; and 20,810 for Mr. Crawford) by $141.11, the grant date fair value of each unit calculated using a Monte Carlo pricing model with the following assumptions: (i) risk-free rate of return: 1.10%; (ii) dividend yield: 0.53%; (iii) volatility: 27.45%; and (iv) term: three years. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair values of these awards would have been: $8,406,267 for Mr. Porges; $3,163,210 for Mr. Conti; $1,344,010 for Ms. Bone; and $3,689,821 for Mr. Crawford.

The 2014 VDPSU is a two-year program that provides EQT stock-based awards. Ms. Bone was granted an award under the 2014 VDPSU on January 1, 2014. No other named executive officer participates in the 2014 VDPSU. Fifty percent of the confirmed performance awards under the 2014 VDPSU vested on payment on February 12, 2015, and the remainder of the confirmed performance awards are expected to vest and be paid out in the first quarter of 2016. The performance period for the 2014 VDPSU was January 1, 2014 through December 31, 2014. The grant date fair value of the award was $531,498. The grant date fair value was computed by multiplying (i) the number of target units awarded to Ms. Bone (2,960) by (ii) $89.78, the closing stock price of EQT’s common stock on the date prior to the date of grant, by (iii) 2.0, the assumed performance multiple. Assuming, instead, that the highest level of performance conditions would be achieved, the grant date fair value of this award would have been $797,246.

See “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, the 2015 Incentive PSU Program and the 2014 VDPSU.

(4)   This column reflects the grant date fair values of EQT stock option awards granted on January 1, 2013, January 1, 2014 and January 1, 2015.

The grant date fair values of the 2013 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (92,400 for Mr. Porges; 31,400 for Mr. Conti; and 44,100 for Mr. Crawford) by $16.72, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 0.76%; (ii) dividend yield: 0.22%; (iii) volatility factor: 31.69%; and (iv) expected term: five years.

The grant date fair values of the 2014 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (47,600 for Mr. Porges; 21,100 for Mr. Conti; and 24,600 for Mr. Crawford) by $22.25, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.72%; (ii) dividend yield: 0.15%; (iii) volatility factor: 24.80%; and (iv) expected term: five years.

The grant date fair values of the 2015 EQT stock option awards were calculated by multiplying the number of shares underlying options awarded to the applicable named executive officer (53,900 for Mr. Porges; 20,300 for Mr. Conti; 8,700 for Ms. Bone; and 23,700 for Mr. Crawford) by $19.90, the grant date fair value of each option calculated using a Black-Scholes option pricing model with the following assumptions: (i) risk-free rate of return: 1.66%; (ii) dividend yield: 0.12%; (iii) volatility factor: 30.12%; and (iv) expected term: five years.

See “Option Awards - EQT 2013 Options”, “Option Awards - EQT 2014 Options” and “Option Awards - EQT 2015 Options” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the EQT 2013, 2014 and 2015 options.

(5)   This column reflects the dollar value of annual incentive compensation earned under the Executive STIP (as defined and described under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below) for the applicable plan year. The awards were paid to the named executive officers in cash in the first quarter of the following year. For the 2013 plan year, the Executive STIP awards for Messrs. Porges, Conti and Crawford included transaction recognition components for the completion of significant business transactions during 2013, including EQT’s sale of Equitable Gas Company, LLC, in the following amounts: $200,000 for Mr. Porges; $100,000 for Mr. Conti; and $100,000 for Mr. Crawford. See “Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP for the 2015 plan year.

(6)   This column includes the dollar value of premiums paid by EQT for group life, accidental death and dismemberment insurance, EQT’s contributions to the 401(k) plan and the 2006 Payroll Deduction and Contribution Program and perquisites. For 2015, these amounts were as follows:

	INSURANCE	401(K) CONTRIBUTIONS	2006 PAYROLL DEDUCTION AND CONTRIBUTION PROGRAM	PERQUISITES (SEE BELOW)	TOTAL
NAME	($)	($)	($)	($)	($)
David L. Porges	2,448	23,850	302,900	64,415	393,613
Philip P. Conti	1,244	23,850	106,936	51,851	183,881
Theresa Z. Bone	864	23,850	—	39,065	63,779
Randall L. Crawford	1,336	23,850	123,506	51,765	200,457

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

The perquisites EQT provided to each named executive officer in 2015 are itemized below:

	CAR ALLOWANCE	COUNTRY AND DINING CLUB ANNUAL DUES	FINANCIAL PLANNING	PARKING	PHYSICAL	OTHER	TOTAL PERQUISITES
NAME	($)	($)	($)	($)	($)	($)	($)
David L. Porges	9,180	15,922	13,500	2,280	15,200	8,333	64,415
Philip P. Conti	9,060	10,311	15,000	2,280	15,200	—	51,851
Theresa Z. Bone	9,060	10,125	10,000	2,280	7,600	—	39,065
Randall L. Crawford	9,060	13,142	11,350	2,280	7,600	8,333	51,765

The car allowance is an amount paid to the executive intended to cover the annual cost of acquiring, maintaining and insuring a car. The entire cost of country and dining club dues has been included in the table although EQT believes that only a portion of the cost represents a perquisite. Financial planning is the actual cost to EQT of providing to each executive financial planning and tax preparation services. The physical is the actual cost to EQT for providing the executive physical benefit, which includes preferred access to healthcare professionals and related services for each named executive officer and his or her spouse. The other column reflects the actual cost to EQT in connection with travel assistance services procured by EQT for the benefit of Messrs. Porges and Crawford and their families. The named executive officers may use two tickets purchased by EQT to attend up to four sporting or other events when such tickets are not otherwise being used for business purposes. The costs of such tickets used for personal purposes are considered de minimis by EQT and are not included as perquisites in the Summary Compensation Table because there are no incremental costs to EQT associated with such use.

2015 Grants of Plan-Based Awards Table

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER OPTION AWARDS; NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#)	($/SH)	($)
David L. Porges	PSU	1/1/2015	12/2/2014	—	—	—	—	47,410	142,230	—	—	6,690,025
	ESTIP	—	—	—	850,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	53,900	75.70	1,072,610
Philip P. Conti	PSU	1/1/2015	12/2/2014	—	—	—	—	17,840	53,520	—	—	2,517,402
	ESTIP	—	—	—	320,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	20,300	75.70	403,970
Theresa Z. Bone	PSU	1/1/2015	12/2/2014	—	—	—	—	7,580	22,740	—	—	1,069,614
	ESTIP	—	—	—	135,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	8,700	75.70	173,130
Randall L. Crawford	PSU	1/1/2015	12/2/2014	—	—	—	—	20,810	62,430	—	—	2,936,499
	ESTIP	—	—	—	385,000	5,000,000	—	—	—	—	—	—
	SO	1/1/2015	12/2/2014	—	—	—	—	—	—	23,700	75.70	471,630

(1)	Type of Award:
PSU      =     2015 Incentive PSU Program Awards
ESTIP =    Executive STIP for the 2015 Plan Year
SO      =     Stock Options

(2) These columns reflect the annual incentive award target and maximum amounts payable under the Executive STIP for the 2015 plan year. Under the Executive STIP, a formula based on adjusted 2015 EQT EBITDA compared to EQT’s business plan establishes the maximum payment from which the EQT MDC Committee typically exercises its discretion downward in determining the actual payment. The payout amounts could range from no payment, to the percentage of base salary identified as the target annual incentive award (target), to $5 million (maximum). See “Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the Executive STIP for the 2015 plan year.

(3) These columns reflect the target and maximum number of units payable under the 2015 Incentive PSU Program. Under the 2015 Incentive PSU Program, the performance measures are EQT’s total shareholder return (TSR) over the period January 1, 2015 through December 31, 2017, as ranked among the comparably measured TSR of the applicable peer group, and EQT’s production sales volume growth. The payout amounts for the 2015 Incentive PSU Program could range from 0% of units granted, to 100% of units granted (target), to 300% of units granted (maximum), dependent upon the satisfaction of the performance measures over the performance period. See “Stock Awards - EQT 2015 Executive Performance Incentive Plan (2015 Incentive PSU Program)” under the caption “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table” below for further discussion of the 2015 Incentive PSU Program.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2015 GRANTS OF PLAN-BASED AWARDS TABLE

Set forth below is a discussion of the material elements of compensation paid to our named executive officers as reflected in the Summary Compensation Table and the 2015 Grants of Plan-Based Awards Table. This discussion should be read in conjunction with the Summary Compensation Table and the 2015 Grants of Plan-Based Awards Table above.

Base Salary

The base salary for each named executive officer reflected in the Summary Compensation Table above is the base salary actually earned and reflects a proportionate amount of any increase made during the applicable year.

Non-Equity Incentive Plan Compensation - EQT Executive Short-Term Incentive Plan (Executive STIP)

Before or at the start of each year, the EQT MDC Committee establishes the performance measure for determining awards under the Executive STIP. This performance measure establishes the maximum annual incentive award that the EQT MDC Committee may approve as “performance-based compensation” for tax purposes pursuant to Code Section 162(m) subject to the shareholder approved individual limit set forth in the Executive STIP but does not set an expectation for the amount of annual incentive that will actually be paid. The EQT MDC Committee is permitted to exercise, and has generally exercised, downward discretion in determining the actual payout under the annual incentive plan. The EQT MDC Committee may not exercise upward discretion. The performance measure approved for the Executive STIP for the 2015 plan year was EQT’s 2015 EBITDA calculated using a fixed natural gas price of $4.00 per Mcfe, normalized for weather and excluding the effects of acquisitions and dispositions greater than $100 million (adjusted 2015 EQT EBITDA), compared to EQT’s 2015 business plan as follows:

ADJUSTED 2015 EQT EBITDA COMPARED TO BUSINESS PLAN	PERCENTAGE OF ADJUSTED 2015 EQT EBITDA AVAILABLE FOR ALL EQT EXECUTIVE OFFICER 2015 ANNUAL INCENTIVE AWARDS
At or above plan	2%
5% below plan	1.5%
25% below plan	1%
Greater than 25% below plan	No bonus

The percentage of adjusted 2015 EQT EBITDA available for all executive officer annual incentives was interpolated between levels and capped at 2%. Actual adjusted 2015 EQT EBITDA of $1,832 million exceeded plan by approximately 17%, which allowed the EQT MDC Committee to award annual incentives to EQT’s executive officers in an aggregate amount of $36.6 million, subject to a $5 million cap per executive officer. The EQT MDC Committee exercised its discretion to pay each named executive officer a lesser amount based on the individual’s 2015 target award and 2015 performance on EQT, business unit and individual value drivers.

The Executive STIP provides that the annual awards will be paid in cash, subject to EQT MDC Committee discretion to pay in equity. The EQT MDC Committee typically considers settling awards in equity rather than cash only when an executive has not satisfied the applicable equity ownership guidelines.

Stock Awards - EQT Midstream Partners, LP Total Return Program (EQM TR Program)

Performance awards under the EQM TR Program, a program adopted under EQT’s 2009 Long-Term Incentive Plan and the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, were granted on July 2, 2012. The performance measure for the program was EQM total unitholder return of at least 10%, measured from June 27, 2012, the date of EQM’s IPO, through December 31, 2015 (subject to quarterly extensions in the event the performance measure had not been achieved).

The payout opportunity under the EQM TR Program ranged from:

•	no payout if the total unitholder return was less than 10% over the performance period; or

•	target payout if the total unitholder return equaled or exceeded 10% over the performance period.

The performance period for the EQM TR Program ended on December 31, 2015. The awards (including accrued distributions) are expected to vest and be distributed in EQM common units at a 1.0X payout multiple in the first quarter of 2016.

Stock Awards - EQT 2013 Executive Performance Incentive Plan (2013 Incentive PSU Program)

Awards under the 2013 Incentive PSU Program were granted on January 1, 2013. Each named executive officer for whom compensation is reported for 2013 was granted an award under the 2013 Incentive PSU Program.

The performance measures for the 2013 Incentive PSU Program are:

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

The payout opportunity under the 2013 Incentive PSU Program ranged from:

•	no payout if EQT was one of the nine lowest-ranking companies in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period of less than $16.59;

•	to target payout if EQT ranked seventeenth to fourteenth in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period equal to $18.30;

•
to three times the target award if EQT was one of the four highest-ranking companies in the applicable peer group as to TSR and had cumulative cash flow per share over the performance period of at least $24.15.

The performance period for the 2013 Incentive PSU Program ended on December 31, 2015, with EQT having achieved a TSR of negative 13%, resulting in a ranking of twelfth in the applicable peer group, and cumulative cash flow per share of $28.83.  The awards (including accrued dividends) are expected to vest and be distributed in shares of EQT common stock at a 2.4X payout multiple in the first quarter of 2016.

Stock Awards - EQT 2014 Executive Performance Incentive Plan (2014 Incentive PSU Program)

Awards under the 2014 Incentive PSU Program were granted on January 1, 2014. Each named executive officer was granted an award under the 2014 Incentive PSU Program.

The performance measures for the 2014 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2014 through December 31, 2016, as ranked among the comparably measured TSR of the applicable peer group; and

•	compound annual production sales volume growth over the performance period.

The payout opportunity under the 2014 Incentive PSU Program ranges from:

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

Stock Awards - EQT 2014 Value Driver Performance Award Program (2014 VDPSU)

Awards under the 2014 VDPSU were granted on January 1, 2014. Ms. Bone was the only named executive officer awarded performance awards under the 2014 VDPSU. The performance measure for the 2014 VDPSU was adjusted 2014 EQT EBITDA compared to EQT’s 2014 business plan.

The payout opportunity under the 2014 VDPSU was:

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

Adjusted 2014 EQT EBITDA was $1,693 million, which satisfied the threshold performance goal and allowed the EQT MDC Committee to confirm performance awards equal to 3.00X Ms. Bone’s target award. The EQT MDC Committee exercised downward discretion and confirmed Ms. Bone's award of 6,850 units under the 2014 VDPSU. Fifty-percent of the confirmed performance awards (including accrued dividends) were distributed in cash on February 12, 2015, and the remainder are expected to vest and be distributed in cash in the first quarter of 2016, contingent upon continued employment with EQT on such date. Adjusted 2014 EQT EBITDA along with a reconciliation thereof was set forth in Appendix B of EQT's 2015 Proxy Statement.

Stock Awards - EQT 2015 Executive Performance Incentive Plan (2015 Incentive PSU Program)

Awards under the 2015 Incentive PSU Program were granted on January 1, 2015. Each named executive officer was granted an award under the 2015 Incentive PSU Program.

The performance measures for the 2015 Incentive PSU Program are:

•	EQT’s TSR over the period January 1, 2015 through December 31, 2017, as ranked among the comparably measured TSR of the applicable peer group; and

•	compound annual production sales volume growth over the performance period.

The payout opportunity under the 2015 Incentive PSU Program ranges from:

•	no payout if EQT is one of the nine lowest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of less than 0%;

•	to target payout if EQT ranks seventeenth to fourteenth in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period equal to 6.4%;

•
to three times the target award if EQT is one of the four highest-ranking companies in the applicable peer group as to TSR and has compound annual production sales volume growth over the performance period of at least 26.4%.

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

Option Awards - EQT 2015 Options

The 2015 options for EQT common stock were awarded on January 1, 2015 with an exercise price of $75.70. The options expire on January 1, 2025 and vest on January 1, 2018, contingent upon continued employment with EQT on such date.

2015 Special Award

In connection with the initial public offering of EQGP common units in May 2015, the named executive officers (and other long-term incentive eligible employees as well as directors of EQT and EQGP) were offered the opportunity to purchase EQGP common units through the directed unit program (DUP) associated with EQGP’s initial public offering.  In order to recognize the efforts of the named executive officers in connection with the offering and to encourage their personal investment in EQGP, each named executive officer was eligible to receive from EQT a limited cash award to be used by the named executive officer to match his or her purchase of EQGP units.  Each named executive officer participated and benefited to the maximum amount approved for him or her.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects all outstanding equity awards as of December 31, 2015, including equity awards of both EQT and EQM. There were no outstanding EQGP equity awards to executive officers as of December 31, 2015.

OPTION AWARDS					EQUITY AWARDS
	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS UNEXERCISABLE	OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#)	(#) (1)	($)		(#) (2)	($) (3)	(#) (4)	($) (5)
David L. Porges	76,700	—	44.84	1/1/2018	—	—	42,223	3,186,148
	105,800	—	54.79	1/1/2022	—	—	71,535	3,729,120
	92,400	—	58.98	1/1/2023	—	—	75,063	3,913,034
	—	47,600	89.78	1/1/2024	—	—	142,464	7,426,648
	—	53,900	75.70	1/1/2025	—	—	—	—

Philip P. Conti	32,400	—	54.79	1/1/2022	—	—	5,962	449,893
	31,400	—	58.98	1/1/2023	—	—	24,318	1,267,697
	—	21,100	89.78	1/1/2024	—	—	33,183	1,729,830
	—	20,300	75.70	1/1/2025	—	—	53,607	2,794,533

Theresa Z. Bone	5,000	—	44.84	1/1/2018	1,004	52,360	2,194	165,559
	—	8,700	75.70	1/1/2025	3,435	179,057	4,008	208,937
	—	—	—	—	—	—	8,904	464,166
	—	—	—	—	—	—	22,776	1,187,313

Randall L. Crawford	21,400	—	43.92	1/1/2017	—	—	14,496	1,093,868
	38,500	—	44.84	1/1/2018	—	—	34,110	1,778,154
	44,800	—	54.79	1/1/2022	—	—	38,721	2,018,526
	44,100	—	58.98	1/1/2023	—	—	62,532	3,259,793
	—	24,600	89.78	1/1/2024	—	—	—	—
	—	23,700	75.70	1/1/2025	—	—	—	—

(1)
The options reflected in this column are EQT options which vest according to the following schedule: of the options expiring in 2024, 100% will vest on January 1, 2017 and of the options expiring in 2025, 100% will vest on January 1, 2018. The vesting of option awards may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, a revised vesting schedule and circumstances under which the vesting of an award will accelerate.

(2)
This column reflects Ms. Bone’s (i) unvested EQT restricted stock award (including accrued dividends) and (ii) outstanding performance awards (including accrued dividends) under the 2014 VDPSU. Ms. Bone’s restricted stock award was granted on January 31, 2013 and vested on January 31, 2016. Ms. Bone’s performance awards under the 2014 VDPSU were confirmed by the EQT MDC Committee in the first quarter of 2015, 50% of the confirmed performance awards vested and were paid out in cash in the first quarter of 2015 and the remainder of the performance awards vest upon payment which is expected to occur in the first quarter of 2016, contingent upon Ms. Bone’s continued employment with EQT on the payment date. In the event of a change of control of EQT prior to vesting, the vesting of the restricted stock award and the performance awards under the 2014 VDPSU would have accelerated. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of the awards would have accelerated.

(3)
This column reflects the payout values at December 31, 2015 of Ms. Bone’s unvested EQT restricted stock award (including accrued dividends) and unvested performance awards under the 2014 VDPSU (including accrued dividends), determined by multiplying the number of shares or units, as applicable, shown in the previous column by $52.13, the closing price of EQT’s common stock on December 31, 2015.  The actual payout under the restricted stock award is dependent upon the EQT stock price upon vesting.

(4)
This column reflects performance units awarded but that had not yet vested at December 31, 2015 pursuant to the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program for each of the named executive officers (including accrued dividends for the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, and the 2015 Incentive PSU Program and accrued distributions for the EQM TR Program). The number of performance units under the 2013 Incentive PSU Program, the 2014 Incentive PSU Program, and the 2015 Incentive PSU Program reflects maximum award levels because, through December 31, 2015, payout was projected above the target level for each program. The number of performance units under the EQM TR Program reflects target award levels based upon EQM’s total unitholder return through December 31, 2015. Awards under the 2014 Incentive PSU Program and the 2015 Incentive PSU Program do not vest until payment following the end of the respective performance periods. Awards under the EQM TR Program and the 2013 Incentive PSU Program are expected to vest and be distributed in the first quarter of 2016, contingent upon the executive's continued employment with EQT on the payment date. In the event of a change of control of EQT prior to vesting, the vesting of the awards under the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program may accelerate. See “Potential Payments Upon Termination or Change of Control” below for a discussion of, among other things, circumstances under which the vesting of an award will accelerate.

(5)
This column reflects the payout values at December 31, 2015 of unearned performance units granted under the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program for each of the named executive officers (including accrued dividends for the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program and accrued distributions for the EQM TR Program). The payout values are determined by multiplying the number of units as shown in the previous column by $52.13, the closing price of EQT’s common stock on December 31, 2015 (or, for the EQM TR Program, by $75.46, the closing price of EQM’s common units on December 31, 2015). The actual payout values under the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program will depend upon, among other things, EQT’s actual performance through, and the EQT stock price at the end of, the applicable performance periods. The actual payout values under the EQM TR Program will depend upon, among other things, EQM’s common unit price on the payment date.

Option Exercises and Stock Vested

The following table reflects the EQT stock options exercised by the named executive officers during 2015 and the named executive officers’ EQT performance awards that vested during 2015. No other equity awards of EQT, EQGP or EQM were exercised or vested during 2015.

	OPTION AWARDS		STOCK AWARDS
	NUMBER OF EQT SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF EQT SHARES ACQUIRED ON VESTING	VALUE REALIZED ON VESTING
NAME	(#)	($) (1)	(#) (2)	($) (3)
David L. Porges	134,000	6,398,816	110,500	9,014,612
Philip P. Conti	28,300	1,303,781	33,795	2,756,988
Theresa Z. Bone	—	—	13,449	1,073,703
Randall L. Crawford	87,000	2,254,718	46,795	3,817,530

(1)
The value realized on exercise is calculated as the difference between the market price of the shares of EQT common stock underlying the options at exercise and the applicable exercise price of those options.

(2)
This column reflects the aggregate number of performance awards (including accrued dividends) under the 2012 Executive Performance Incentive Plan (2012 Incentive PSU Program) for each of the named executive officers that vested in 2015.  For Ms. Bone, this column also reflects the aggregate number of performance awards (including accrued dividends) under the EQT Corporation 2013 Value Driver Award Program (2013 VDPSU) and the 2014 VDPSU that vested in 2015. The performance awards (including accrued dividends) under the 2012 Incentive PSU Program vested and were distributed in EQT common stock on February 19, 2015. Fifty-percent of the performance awards confirmed by the EQT MDC Committee under the 2013 VDPSU (the second and final tranche) vested and were distributed in EQT common stock on February 12, 2015.  Fifty-percent of the performance awards confirmed by the EQT MDC Committee under the 2014 VDPSU (the first tranche) vested and were distributed in cash on February 12, 2015.

(3)
This column reflects the value realized upon the vesting of performance awards (including accrued dividends) in 2015 under the 2012 Incentive PSU Program for each of the named executive officers and under the 2013 VDPSU and the 2014 VDPSU for Ms. Bone.  The value realized on vesting is calculated based on the number of performance awards that vested and the closing price of EQT common stock on the applicable vesting dates.

Retirement Benefits

The executive officers of the EQM General Partner participate in employee benefit plans and arrangements sponsored by EQT.  Neither EQM nor the EQM General Partner currently offers any deferred compensation program or any supplemental executive retirement plan to any of the executive officers of the EQM General Partner.  EQT provides full discussion of its plans and arrangements in its filings with the SEC, including its annual proxy statement relating to the annual meeting of the shareholders of EQT, which filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The Corporate Secretary of the EQM General Partner will also provide a copy to you free of charge upon request.

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

EQM TR Program

Under the EQM TR Program, if a participant’s employment terminates for any reason, including retirement, at any time prior to the applicable vesting date, the participant’s awarded units are forfeited, except under the following circumstances:

•
If the participant’s employment is terminated voluntarily or involuntarily without fault on the participant’s part (including retirement) and the participant remains on the Board of Directors of EQT or the Board of Directors of the EQM General Partner following termination, then the participant’s performance awards continue to vest for so long as the participant remains on such Board; and

•
If a participant’s employment is otherwise terminated involuntarily and without fault (including a termination resulting from death or disability) prior to payment, the participant may receive payment for a percentage of the participant’s performance units following termination of the performance period, contingent upon achievement of the performance condition, as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2015 and thereafter	50%

EQT Plans and Agreements

EQT maintains and has entered into certain plans and agreements (including those described above in “Narrative Disclosure to Summary Compensation Table and 2015 Grants of Plan-Based Awards Table”) that require EQT to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of EQT. EQT provides a discussion of these plans, other than the 2014 VDPSU (which is described above and for which Ms. Bone is the only participating named executive officer), and agreements in its filings with the SEC, including in EQT’s 2016 Proxy Statement to be filed with the SEC. EQT’s SEC filings are available on the SEC’s website at www.sec.gov and on EQT’s website at www.EQT.com on the “SEC Filings” page under the “Investors Relations” tab. The Corporate Secretary of the EQM General Partner will also provide a copy to you free of charge upon request.

Stock Options, 2013 Incentive PSU Program, 2014 Incentive PSU Program, 2015 Incentive PSU Program and EQM TR Program

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the EQT stock options, the EQM TR Program, the 2013 Incentive PSU Program, the 2014 Incentive PSU Program and the 2015 Incentive PSU Program will be described in EQT’s 2016 Proxy Statement.

EQT Restricted Stock Award

Under Ms. Bone’s EQT restricted stock award, if Ms. Bone’s employment was terminated involuntarily and without fault on her part (including termination resulting from death or disability), the unvested EQT restricted shares would have vested as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2015 – December 31, 2015	50%

In the event Ms. Bone’s employment terminated for any other reason, including retirement, prior to vesting on January 31, 2016, all unvested EQT restricted shares, including accrued dividends, would have been forfeited.

For purposes of Ms. Bone’s EQT restricted stock award, a change of control of EQT is defined by reference to EQT’s 2009 Long-Term Incentive Plan and will be described in EQT’s 2016 Proxy Statement. Under the award, if a change of control of EQT occurred while Ms. Bone remained employed, the unvested EQT restricted shares, including accrued dividends, would have automatically vested.

2014 VDPSU

Under the 2014 VDPSU, if Ms. Bone’s employment is terminated involuntarily and without fault on her part (including a termination resulting from death or disability), the unvested confirmed performance awards will vest as follows:

TERMINATION DATE	AWARDED UNITS
January 1, 2015 and thereafter	50%

In the event Ms. Bone’s employment terminates for any other reason, including retirement, all unvested performance awards are forfeited. However, if Ms. Bone’s employment is terminated voluntarily or involuntarily without fault on her part (including retirement) and Ms. Bone is then on and remains on the Board of Directors of EQT following termination, then Ms. Bone’s awarded share units continue to vest for so long as she remains on the Board of Directors.

For the 2014 VDPSU, if Ms. Bone’s position with EQT changes to a position that is not eligible for long-term incentive awards, as determined by the EQT MDC Committee, all unvested performance awards are forfeited.

For purposes of the 2014 VDPSU, a change of control of EQT is defined by reference to EQT’s 2009 Long-Term Incentive Plan and will be described in EQT’s 2016 Proxy Statement. Under the 2014 VDPSU, if a change of control of EQT occurs while Ms. Bone remains employed, the confirmed performance awards shall vest and become non-forfeitable.

Other Plans and Agreements with the Named Executive Officers

Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of EQT under the other plans in which the named executive officers participate and the named executive officers’ agreements with EQT will be described in EQT’s 2016 Proxy Statement. Ms. Bone's agreements with EQT are generally consistent with the agreements entered into with the other executive officers of EQT.

Payments Triggered Upon Hypothetical Termination of Employment or Change of Control on December 31, 2015

The estimated payouts and benefits that would be payable upon a termination of employment or a change of control of EQT at December 31, 2015 for the named executive officers (other than Ms. Bone) will be set forth in EQT’s 2016 Proxy Statement. The estimated payouts and benefits that would be payable to Ms. Bone upon her termination of employment or a change of control of EQT at December 31, 2015 are set forth in the table below.

Upon the occurrence of a change of control of EQM on December 31, 2015, the following would be paid under the EQM TR Program to each of the named executive officers: $3,186,148 for Mr. Porges; $449,893 for Mr. Conti; $165,559 for Ms. Bone and $1,093,868 for Mr. Crawford.

The assumptions made by EQT and the descriptions of payouts under the EQM TR Program and all EQT plans and agreements other than Ms. Bone’s restricted stock award and the performance award under the 2014 VDPSU will be described in EQT’s 2016 Proxy Statement.

For the 2014 VDPSU, Ms. Bone’s performance awards were confirmed by the EQT MDC Committee in the first quarter of 2015 and the payout was based on her actual confirmed payout multiple of 2.31X. For purposes of the analysis below, EQM has assumed that Ms. Bone is not then on and will not remain on the Board of Directors of EQT following termination of employment.

Theresa Z. Bone
Potential Payments Upon a Termination of Employment or Following a Change of Control
Upon a termination of employment on December 31, 2015, Ms. Bone would be entitled to the following payments:

EXECUTIVE BENEFITS AND PAYMENTS UPON TERMINATION	TERMINATION BY EQT WITHOUT CAUSE ($)	TERMINATION BY EQT FOR CAUSE ($)	TERMINATION BY EXECUTIVE FOR GOOD REASON ($)	TERMINATION BY EXECUTIVE WITHOUT GOOD REASON ($)	DEATH ($)	DISABILITY ($)
Compensation:
Cash Payment of Base Salary	600,000	0	600,000	0	0	0
Cash Payment of Short-Term Incentives	546,666	0	546,666	255,000	255,000	255,000
Executive Alternative Work Arrangement Compensation	281,890	0	0	281,890	0	0
Other Benefits and Perquisites:
EQT Severance Benefit	162,558	0	0	0	0	0
Qualified Retirement Contribution	0	0	0	0	0	0
Post-Termination Health Care / Insurance	7,125	0	0	0	0	0
Life Insurance Proceeds	0	0	0	0	300,000	0
Cash Payment	15,251	0	15,251	0	0	0
Outplacement or Cash Payment	200,000	0	200,000	0	0	0
Total (excluding long-term incentive)	1,813,490	0	1,361,917	536,890	555,000	255,000
In addition, under outstanding long-term incentive programs (and including the intrinsic value of outstanding options), Ms. Bone would be entitled to cash and stock payments with an aggregate value of $1,863,269 upon a termination of employment by the Company without cause or upon termination by her for good reason, $36,450 upon termination by her without good reason, and $401,667 upon her death or disability, assuming, in each case, actual performance through the end of the applicable performance period is consistent with performance through December 31, 2015.  Under those same programs (and again including the intrinsic value of outstanding options), Ms. Bone would be entitled to $1,863,269 upon the occurrence of a change of control on December 31, 2015, assuming, in the case of the 2015 Incentive PSU Program, that the acquiring company causes such program to be paid upon closing rather than assumed or equitably converted in the transaction.  If such amounts are, in fact, paid upon the occurrence of a change of control, Ms. Bone would not be entitled to a duplicate payment upon a subsequent termination of employment for any reason.

Compensation of Directors

Officers or employees of EQT or its affiliates who also serve as directors of the EQM General Partner do not receive additional compensation for their service as directors. During 2015, directors of the EQM General Partner who are not also officers or employees of EQT or its affiliates received cash compensation on a quarterly basis as a retainer and for attending meetings of the Board and committee meetings as follows:

•	An annual cash retainer of $47,000.

•	A cash meeting fee of $1,500 for each Board and committee meeting attended in person. If a director participates in a meeting by telephone, the meeting fee is $750.

•	For the Audit Committee Chair and the Conflicts Committee Chair, an annual committee chair retainer of $10,000.

In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. EQM also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for EQM. To further EQM’s support for charitable giving, all directors are eligible to participate in the Matching Gifts Program of the EQT Foundation on the same terms as EQT employees and directors. Under this program, the EQT Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total of $50,000 in any calendar year.

On an annual basis, the EQM General Partner grants to each non-employee director phantom units as a vehicle to deliver compensation for their service on the Board. On January 1, 2015, the EQM General Partner granted to each non-employee director phantom units with a value of $65,000 under the 2012 Long-Term Incentive Plan (with the number of phantom units (740) determined by dividing the award value by the closing price of EQM’s common units on December 31, 2014 ($88.00) and rounding up to the next ten units). The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into common units on the date that the grantee ceases to be a director.

The table below shows the total 2015 compensation of EQM’s non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
Michael A. Bryson	78,750	65,120	26,058	169,928
Julian M. Bott	75,000	65,120	658	140,778
Lara E. Washington	68,750	65,120	11,808	145,678

(1)	Includes annual cash retainer, meeting fees and committee chair fees.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2015. On January 1, 2015, the EQM General Partner granted 740 phantom units to each non-employee director who was a member of the Board of the EQM General Partner at the time of grant. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by the closing price of EQM’s common units on the business day prior to the grant, which closing price was $88.00 on December 31, 2014.

(3)
This column reflects (i) annual premiums of $57.63 per director paid for life insurance and travel accident insurance policies and (ii) the following matching gifts made to qualifying organizations under the EQT Foundation’s Matching Gifts Program: Mr. Bryson - $26,000; Mr. Bott - $600; and Ms. Washington - $11,750. The non-employee directors may use a de minimis number of tickets purchased by EQT to attend sporting or other events when such tickets are not otherwise being used for business purposes. The use of such tickets does not result in any incremental costs to EQM.

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board is not required to maintain, and does not maintain, a compensation committee. Each of Messrs. Porges, Conti and Crawford, who are directors of the EQM General Partner, are also executive officers of EQT. However, all compensation decisions with respect to each of these executive officers are made by the Management and Development Committee of the Board of Directors of EQT and none of these individuals receives any compensation directly from EQM or the EQM General Partner for their service as a director.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of EQM’s common units and EQGP’s common units owned as of February 1, 2016, by:

•	each of the directors of the EQM General Partner;

•	each of the named executive officers of the EQM General Partner; and

•	all directors and executive officers of the EQM General Partner as a group.

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

Percentage of total units beneficially owned is based on 77,520,181 EQM common units and 266,165,000 EQGP common units outstanding as of February 1, 2016.

NAME OF BENEFICIAL OWNER (1)	EQM COMMON UNITS BENEFICIALLY OWNED (2) (3)	PERCENTAGE OF EQM COMMON UNITS BENEFICIALLY OWNED	EQGP COMMON UNITS BENEFICIALLY OWNED (2)	PERCENTAGE OF EQGP COMMON UNITS BENEFICIALLY OWNED
David L. Porges	20,000	*	56,263	*
Philip P. Conti	9,750	*	28,503	*
Randall L. Crawford	25,000	*	100,000	*
Lewis B. Gardner	6,063	*	28,503	*
Theresa Z. Bone	10,000	*	19,986	*
Julian M. Bott	8,636	*	—	*
Michael A. Bryson (4)	10,636	*	—	*
Lara E. Washington	3,771	*	—	*
All directors and executive officers as a group (8 individuals)	93,856	*	233,255	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQT Midstream Partners, LP, 625 Liberty Avenue, Suite 1700, Pittsburgh, PA 15222, Attn: Corporate Secretary.

(2)	This column reflects the number of common units held of record or owned through a bank, broker or other nominee.

(3)
For Messrs. Bott and Bryson and Ms. Washington, this column includes phantom units, including accrued distributions, to be settled in EQM common units, in the following amounts: Mr. Bott - 6,636 units; Mr. Bryson - 6,636 units; and Ms. Washington - 3,771 units.

(4)	EQM common units beneficially owned include 2,000 common units that are held in Mrs. Bryson's revocable trust.

The following table sets forth the beneficial ownership of each person known by EQM to be a beneficial owner of more than 5% of EQM’s outstanding common units:

NAME OF BENEFICIAL OWNER	COMMON UNITS BENEFICIALLY OWNED	PERCENTAGE OF COMMON UNITS BENEFICIALLY OWNED
EQT Corporation(1)	21,811,643	28.1%
625 Liberty Avenue
Pittsburgh, PA 15222
Tortoise Capital Advisors, L.L.C.(2)	7,793,194	10.1%
11550 Ash Street, Suite 300
Leawood, KS 66211
Goldman Sachs Asset Management, L.P. (3)	5,807,885	7.5%
200 West Street
New York, NY 10282
ALPS Advisors, Inc. (4)	4,287,352	5.53%
1290 Broadway, Suite 1100
Denver, CO 80203

(1)	EQGP held 21,811,643 EQM common units as of February 1, 2016. EQT is the ultimate parent company of EQGP and may, therefore, be deemed to beneficially own the units held by EQGP.

(2)
Information based on a SEC Schedule 13G filed on January 8, 2016 reporting that Tortoise Capital Advisors, L.L.C. has sole voting and dispositive power over 115,848 common units, shared voting power over 7,044,356 common units and shared dispositive power over 7,677,346 common units.

(3)	Information based on a SEC Schedule 13G filed on February 9, 2016 reporting that Goldman Sachs Asset Management, L.P. has shared voting and dispositive power over 5,807,885 common units.

(4)
Information based on a SEC Schedule 13G filed on February 3, 2016 reporting that ALPS Advisors, Inc. has shared voting and dispositive power over 4,287,352 common units, of which 4,268,459 common units are attributable to Alerian MLP ETF, an investment company to which ALPS Advisors, Inc. furnishes investment advice. Alerian MLP ETF has shared voting and dispositive power with respect to the 4,268,459 common units.

The following table sets forth, as of February 1, 2016, the number of shares of common stock of EQT Corporation owned by each of the named executive officers and directors of the EQM General Partner and all directors and executive officers of the EQM General Partner as a group.

Name	Exercisable Stock Options (1)	Number of Shares Beneficially Owned (2)	Percent of Class (3)
David L. Porges (4)	274,900	529,517	*
Philip P. Conti (5)	63,800	113,648	*
Randall L. Crawford	148,800	64,210	*
Lewis B. Gardner	13,200	23,591	*
Theresa Z. Bone	5,000	24,636	*
Julian M. Bott	—	—	—
Michael A. Bryson	—	—	—
Lara E. Washington	—	—	—
Directors and executive officers as a group (8 individuals)	505,700	755,602	*
 *           Less than 1%.

(1)
This column reflects the number of shares of EQT common stock that the executive officers and directors had a right to acquire within 60 days after February 1, 2016 through the exercise of stock options.

(2)	This column reflects shares held of record and shares owned through a bank, broker or other nominee, including, for EQT employees, shares owned through EQT’s 401(k) plan.

(3)
This column reflects for each of the executive officers and directors, as well as all executive officers and directors as a group, (i) the sum of the shares beneficially owned and the stock options exercisable within 60 days of February 1, 2016, as a percentage of (ii) the sum of EQT’s outstanding shares at February 1, 2016, and all options exercisable within 60 days of February 1, 2016.

(4)	Shares beneficially owned include 50,000 shares that are held in a trust of which Mr. Porges is a co-trustee and in which he shares voting and investment power.

(5)	Shares beneficially owned include 5,000 shares that are held in the Conti Family Foundation in which Mr. Conti has sole voting and investment power.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to EQM’s common units that may be issued under the 2012 Long-Term Incentive Plan, which did not require approval by EQM’s unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders(1)	227,283	N/A	1,545,433
Total	227,283	N/A	1,545,433

(1)	The Board adopted the 2012 Long-Term Incentive Plan in connection with the IPO of EQM’s common units.

EQT Midstream Services, LLC 2012 Long-Term Incentive Plan

The EQM General Partner adopted the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan for employees and non-employee directors of the EQM General Partner and any of its affiliates. The EQM General Partner may issue long-term equity based awards under the plan. EQM is responsible for the cost of awards granted under the plan. Employees and non-employee directors of the EQM General Partner or any affiliate, including subsidiaries, are eligible to receive awards under the plan.

The aggregate number of units that may be issued under the plan is 2,000,000 units, subject to proportionate adjustment in the event of unit splits and similar events. Units underlying options and unit appreciation rights will count as one unit, and units underlying all other unit-based awards will count as two units, against the number of units available for issuance under the plan. Units subject to awards that terminate or expire unexercised, or are canceled, forfeited or lapse for any reason, and units underlying awards that are ultimately settled in cash, will again become available for future grants of awards under the plan. Units delivered by the participant or withheld from an award to satisfy tax withholding requirements, and units delivered or withheld to pay the exercise price of an option, will not be used to replenish the plan unit reserve.

The plan is administered by the Board or such other committee of the Board as may be designated by the Board to administer the plan.

The plan authorizes the granting of awards in any of the following forms: phantom units, performance awards, restricted units, distribution equivalent rights, market-priced options to purchase units, unit appreciation rights, other unit-based awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on units, and cash-based awards.

The Board may amend, suspend or terminate the plan at any time, except that no amendment may be made without the approval of EQM’s unitholders if unitholder approval is required by any federal or state law or regulation or by the rules of any exchange on which the units may then be listed, or if the amendment, alteration or other change materially increases the benefits accruing to participants, increases the number of units available under the plan or modifies the requirements for participation under the plan, or if the Board in its discretion determines that obtaining such unitholder approval is for any reason advisable.

Common units to be delivered pursuant to awards under the plan may be common units acquired by the EQM General Partner in the open market, from any other person, directly from EQM or any combination of the foregoing. When EQM issues new common units upon the grant, vesting or payment of awards under the plan, the total number of common units outstanding increases.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of February 1, 2016, EQGP owned 21,811,643 common units representing a 27.6% limited partner interest in EQM, and, through its ownership of the EQM General Partner, EQGP indirectly held 1,443,015 general partner units, representing a 1.8% general partner interest in EQM, and 100% of the incentive distribution rights. EQT is the ultimate parent company of EQGP and may, therefore, be deemed to beneficially own the units held by EQGP.

Distributions and Payments to the EQM General Partner and Its Affiliates

The following information summarizes the distributions and payments made or to be made by EQM to the EQM General Partner and its affiliates, including EQGP, in connection with EQM’s ongoing operation and any liquidation. These distributions and payments were determined before EQM’s IPO by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Operational Stage

            Distributions of available cash to the EQM General Partner and its affiliates.  Unless distributions exceed the minimum quarterly distribution, EQM makes cash distributions 98.2% to EQM’s unitholders pro rata, including EQGP as the holder of 21,811,643 common units, and 1.8% to the EQM General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, the EQM General Partner, by virtue of its incentive distribution rights, is entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target level.

            Payments to the EQM General Partner and its affiliates. The EQM General Partner does not receive a management fee or other compensation for managing EQM. The EQM General Partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on EQM’s behalf. The EQM General Partner determines the amount of these expenses. In addition, EQM reimburses EQT and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for EQM’s benefit.

            Withdrawal or removal of the EQM General Partner.  If the EQM General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

            Upon EQM’s liquidation, the partners, including the EQM General Partner, will be entitled to receive liquidating distributions according to their capital account balances.

Agreements with EQT

            EQM and its affiliates have entered into various agreements with EQT and its affiliates other than EQM, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of EQM, the IPO and EQM’s acquisitions from EQT. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by EQM and its subsidiaries. These agreements were not the result of arm’s length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

Omnibus Agreement

            EQM and the EQM General Partner have entered into an omnibus agreement with EQT, which governs EQM’s relationship with EQT regarding the following matters:

•	EQM’s obligation to reimburse EQT and its affiliates for certain direct operating expenses paid on EQM’s behalf;

•	EQM’s obligation to reimburse EQT and its affiliates for providing EQM corporate, general and administrative services (the “general and administrative expenses”);

•
EQM’s obligation to reimburse EQT and its affiliates for operation and management services pursuant to the operation and management services agreement with EQT, as described below under "Operation and Management Services Agreement" (the “operation and management expenses”);

•
EQT's obligation to indemnify or reimburse EQM for losses or expenses relating to or arising from, among other things, (i) certain plugging and abandonment obligations; (ii) certain bare steel replacement capital expenditures; (iii) certain pipeline safety costs; (iv) certain tax liabilities attributable to periods prior to the IPO; (v) assets previously owned by Equitrans, L.P. (Equitrans) and retained by EQT and its affiliates, including the Sunrise Pipeline; (vi) any claims related to Equitrans' previous ownership of the Big Sandy Pipeline; and (vii) any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party;

•
EQM’s obligation to indemnify EQT for losses attributable to (i) the ownership or operation of EQM’s assets after the closing of the IPO, except to the extent EQT is obligated to indemnify EQM for such losses pursuant to the operation and management services agreement; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party; and

•	EQM’s use of the name "EQT" and related marks.

On March 17, 2015, EQT, EQM and the EQM General Partner amended the omnibus agreement, effective as of January 1, 2015, to remove any restriction on reimbursement by EQM for any direct and indirect costs and expenses attributable to EQT’s long-term incentive programs. Such amendment was approved by the Conflicts Committee of the EQM General Partner.

Reimbursement of Expenses

Under the omnibus agreement, EQT performs, or causes its affiliates to perform, centralized corporate, general and administrative services for EQM, such as: legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, EQM reimburses EQT and its affiliates for the expenses incurred by them in providing these services. The omnibus agreement further provides that EQM reimburse EQT and its affiliates for EQM’s allocable portion of the premiums on any insurance policies covering EQM’s assets.

EQM is required to reimburse EQT for any additional state income, franchise or similar tax paid by EQT resulting from the inclusion of EQM (and its subsidiaries) in a combined state income, franchise or similar tax report with EQT as required by applicable law. The amount of any such reimbursement is limited to the tax that EQM (and its subsidiaries) would have paid had they not been included in a combined group with EQT.

The table below sets forth the amounts and categories of expenses described above for which EQM was obligated to reimburse EQT pursuant to the omnibus agreement for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
DESCRIPTION OF EXPENSES
Reimbursement of operation and management expenses	$31,310	$21,999	$14,296
Reimbursement of general and administrative expenses	$46,149	$25,051	$18,322

The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis.

Indemnification

EQT's indemnification obligations to EQM include the following:

•
Plugging and abandonment liabilities.  For a period of ten years after the closing of the IPO, which occurred on July 2, 2012, EQT is required to reimburse EQM for plugging and abandonment expenditures and other expenditures for certain identified wells of EQT and third parties. The reimbursement obligation of EQT with respect to wells owned by third parties is capped at $1.2 million per year.

•
Bare steel replacement.  EQT is required to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT is required to reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO.

•
Pipeline Safety Cost Tracker Reimbursement.  For a period of five years after the closing of the IPO, EQT is required to reimburse EQM for the amount by which the qualifying pipeline safety costs included in the annual pipeline safety cost tracker filings made by Equitrans with the FERC exceed the qualifying pipeline safety costs actually recovered each year.

•
Taxes.  Until 60 days after the expiration of any applicable statute of limitations, EQT will indemnify EQM for any income taxes attributable to operations or ownership of the assets prior to the closing of the IPO, including any such income tax liability of EQT and its affiliates that may result from EQM’s formation transactions.

•
Retained liabilities.  EQT is required to indemnify EQM for any liabilities, claims or losses relating to or arising from assets owned or previously owned by EQM and retained by EQT and its affiliates following the closing of the IPO.

•
Big Sandy Pipeline.  EQT is required to indemnify EQM for any claims related to Equitrans' previous ownership of the Big Sandy Pipeline, which was sold to a third party, including claims arising under the Big Sandy Purchase Agreement.

•	Contractual Offsets. EQT is required to indemnify EQM for any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party.

In no event is EQT obligated to indemnify EQM for any claims, losses or expenses or income taxes referred to in the first four bullets above to the extent either (i) reserved for in EQM’s financial statements as of December 31, 2011, or (ii) EQM recovers any such amounts under available insurance coverage, from contractual rights or other recoveries against any third party or in the tariffs paid by the customers of EQM’s affected pipeline system.

            EQM indemnifies EQT for all losses attributable to (i) the post-closing operations of the assets owned by EQM, to the extent not subject to EQT's indemnification obligations; and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party.

The table below sets forth the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the omnibus agreement for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
DESCRIPTION OF OBLIGATION
Plugging and abandonment liabilities	$26	$500	$566
Bare steel replacement	6,268	—	2,566
Other capital reimbursements	$1,198	$—	$—

     Competition

            Under EQM’s partnership agreement, EQT and its affiliates, including EQGP, are expressly permitted to compete with EQM. EQT and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer EQM the opportunity to purchase or construct those assets.

Amendment and Termination

            The omnibus agreement can be amended by written agreement of all parties to the agreement. However, EQM may not agree to any amendment or modification that would, in the determination of the EQM General Partner, be adverse in any material respect to the holders of EQM’s common units without the prior approval of the Conflicts Committee. In the event of (i) a "change in control" (as defined in the omnibus agreement) of EQM, the EQM General Partner or EQT or (ii) the removal of EQT Midstream Services, LLC as the EQM General Partner in circumstances where (a) "cause" (as defined in EQM’s partnership agreement) does not exist and the common units held by the EQM General Partner and its affiliates were not voted in favor of such removal or (b) cause exists, the omnibus agreement (other than the indemnification and reimbursement provisions therein) will be terminable by EQT, and EQM will have a 90-day transition period to cease EQM’s use of the name "EQT" and related marks.

Operation and Management Services Agreement

            Upon the closing of the IPO, EQM entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, under which EQT Gathering provides EQM’s pipelines and storage facilities with certain operational and management services, such as operation and maintenance of flow and pressure control, maintenance and repair of EQM’s pipelines and storage facilities, conducting routine operational activities, managing transportation and logistics, contract administration, gas control and measurement, engineering support and such other services as EQM and EQT Gathering may mutually agree upon from time to time. EQM reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement.

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

            Under the agreement, EQT Gathering is required to indemnify EQM from claims, losses or liabilities incurred by EQM, including third party claims, arising out of EQT Gathering's gross negligence or willful misconduct. EQM is required to indemnify EQT Gathering from any claims, losses or liabilities incurred by EQT Gathering, including any third party claims, arising from the performance of the agreement, but not to the extent of losses or liabilities caused by EQT Gathering's gross negligence or willful misconduct. Neither party is liable for any consequential, incidental or punitive damages under the agreement, except to the extent such damages are included in a third party claim for which a party is obligated to indemnify the other party pursuant to the agreement. Neither party may assign its rights or obligations under the agreement without the prior written consent of the other party, which shall not be unreasonably withheld, conditioned or delayed.

Equitable Gas Transaction

On December 19, 2012, EQT and its indirect wholly owned subsidiary, Distribution Holdco, LLC, entered into a master purchase agreement with PNG Companies LLC (PNG Companies), the parent company of Peoples Natural Gas Company LLC, to transfer 100% ownership of EQT’s LDC, Equitable Gas Company, LLC (Equitable Gas Company) to PNG Companies (the Equitable Gas Transaction). The parties completed the Equitable Gas Transaction on December 17, 2013. As consideration for the Equitable Gas Transaction, EQT received cash proceeds of approximately $748 million, select midstream assets, including an approximately 200-mile FERC-regulated natural gas transmission pipeline, referred to as the AVC facilities, that interconnects with EQM’s transmission and storage system, and commercial arrangements with PNG Companies and its affiliates.

Prior to the completion of the Equitable Gas Transaction, Equitable Gas Company had contracts for an aggregate peak winter firm transmission capacity of 448 BBtu per day on EQM’s transmission and storage system, pursuant to firm transportation agreements at the maximum rates specified in EQM’s tariff, including two service agreements under EQM’s no-notice firm transportation rate schedule, which features a higher maximum tariff rate than EQM’s customary firm transportation service. Upon the completion of the Equitable Gas Transaction, the primary terms of Equitable Gas Company’s firm transportation service agreements and no-notice firm transportation service agreements were extended through March of 2034.

In connection with the Equitable Gas Transaction, EQT, Equitable Gas Company and Equitrans entered into an Asset Exchange Agreement, pursuant to which the parties transferred and exchanged to one another certain assets prior to the closing of the transfer of Equitable Gas Company. The asset transfers involving Equitrans consisted of (a) the transfer from Equitrans to Equitable Gas Company of the natural gas pipelines known as the Pennsylvania Gathering Pipelines, the Tombaugh Gathering Pipeline, the M-85 Transmission Pipeline, the H-153 Transmission Pipeline and the Crooked Creek property, and (b) the transfer from Equitable Gas Company to Equitrans of the natural gas pipeline known as the D-494 Transmission Pipeline.

AVC Lease

In connection with EQT’s acquisition of the AVC facilities in the Equitable Gas Transaction, EQM entered into a lease agreement with EQT pursuant to which EQM markets the capacity, enters into all agreements for transportation service with customers and operates the AVC facilities according to the terms of its tariff. The lease payment due each month is the lesser of the following alternatives: (1) a revenue-based payment reflecting the revenues generated by the operation of AVC minus the actual costs of operating AVC and (2) a payment based on depreciation expense and pre-tax return on invested capital for AVC. As a result, the payments made under the AVC lease are variable and do not have a net positive or negative impact on EQM’s distributable cash flow. Upon termination of the AVC lease agreement, EQM will have the option to purchase the AVC facilities at a price to be negotiated between the parties. The lease payments due related to 2015, 2014 and 2013 totaled $22.1 million, $21.8 million and $1.0 million, respectively.

Sunrise Merger Agreement

On July 15, 2013, EQM and Equitrans entered into an agreement and plan of merger with EQT and Sunrise Pipeline, LLC (Sunrise), an indirect wholly owned subsidiary of EQT and the owner of the Sunrise Pipeline. Effective July 22, 2013, Sunrise merged with and into Equitrans, with Equitrans continuing as the surviving company (Sunrise Merger). EQM paid EQT consideration of $540 million, consisting of a $507.5 million cash payment, 479,184 EQM common units and 267,942 EQM general partner units. Prior to the Sunrise Merger, Equitrans entered into a precedent agreement with a third party for firm transportation service on the Sunrise Pipeline over a 20-year term (the Precedent Agreement). Pursuant to the agreement and plan of merger, EQM made an additional payment of $110 million to EQT in January 2014 following the effectiveness of the transportation agreement contemplated by the Precedent Agreement.

Prior to the Sunrise Merger, EQM operated the Sunrise Pipeline as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP and, as a result, revenues and expenses associated with Sunrise were included in EQM’s consolidated financial statements. Effective as of the closing of the Sunrise Merger, the lease agreement was terminated.

Jupiter Contribution Agreement

On April 30, 2014, EQM, the EQM General Partner, EQM Gathering Opco, LLC (EQM Gathering) and EQT Gathering entered into a contribution agreement pursuant to which, on May 7, 2014, EQT contributed Jupiter to EQM Gathering (Jupiter Acquisition). The aggregate consideration paid by EQM to EQT in connection with the Jupiter Acquisition was approximately $1,180 million, consisting of a $1,121 million cash payment and issuance of 516,050 EQM common units and 262,828 EQM general partner units.

NWV Gathering Contribution Agreement

On March 10, 2015, EQM entered into a contribution and sale agreement pursuant to which, on March 17, 2015, EQT contributed the Northern West Virginia Marcellus Gathering System (NWV Gathering) to EQM Gathering (NWV Gathering Acquisition). EQM paid total consideration of $925.7 million to EQT, consisting of approximately $873.2 million in cash, 511,973 EQM common units and 178,816 EQM general partner units.

The contribution and sale agreement also contemplated the sale to EQM of a preferred interest in EQT Energy Supply, LLC, which at the time was an indirect wholly owned subsidiary of EQT. EQT Energy Supply, LLC generates revenue from services provided to an LDC. This sale was completed on April 15, 2015. The consideration paid by EQM to EQT in connection with the acquisition of the preferred interest in EQT Energy Supply, LLC was approximately $124.3 million.

Mountain Valley Pipeline

On March 30, 2015, EQM assumed EQT's interest in the MVP Joint Venture (the MVP Interest Acquisition). The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc., Vega Energy Partners, Ltd. and RGC Resources, Inc. EQM paid EQT approximately $54.2 million related to the MVP Interest Acquisition, which represented EQM's reimbursement to EQT for 100% of the capital contributions made by EQT to the MVP Joint Venture as of March 30, 2015. As of February 11, 2016, EQM owned a 45.5% interest in the MVP Joint Venture and serves as the operator of the MVP pipeline to be constructed by the joint venture. The estimated 300-mile MVP is currently targeted at 42 inches in diameter and a capacity of 2.0 Bcf per day, and will extend from EQM’s existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015 and anticipates receiving the certificate in the fourth quarter of 2016. Subject to FERC approval, construction is scheduled to begin shortly thereafter and the pipeline is expected to be in-service during the fourth quarter of 2018.

Transportation Service and Precedent Agreements

For the years ended December 31, 2015, 2014 and 2013, EQM’s transportation agreements with EQT accounted for approximately 61%, 57% and 80%, respectively, of the natural gas throughput on EQM’s transmission system and 53%, 51% and 80%, respectively, of EQM’s transmission revenues. EQT Energy, LLC, an indirect wholly owned subsidiary of EQT (EQT Energy), has contracted for firm transmission capacity of 1,076 BBtu per day on EQM’s transmission and storage system with a primary term through October of 2024. The reserved capacity under this contract will decrease to 1,035 BBtu on August 1, 2016, 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024.

            EQT Energy’s firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. In addition, EQM has also entered into an agreement with EQT Energy to provide interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate.

In October 2015, EQT Energy entered into a precedent agreement for 400 BBtu per day of firm transmission capacity utilizing proposed capacity which will be created by EQM’s proposed Equitrans Expansion Project.  The firm transmission capacity will become available upon completion of the project, which EQM expects to be completed by November 1, 2018.

In January 2016, EQT Energy entered into a firm transportation agreement for 650 BBtu per day of firm transmission capacity on EQM's Ohio Valley Connector pipeline. The firm transmission capacity will become available upon completion of the pipeline, which EQM expects to be completed by year-end 2016.

            Storage Agreements

EQT is not currently a party to any firm storage agreements with EQM. EQM does, however, provide interruptible storage and lending and parking services to EQT pursuant to Rate Schedules INSS and LPS. Prior to the Equitable Gas Transaction, EQM provided firm storage services to Equitable Gas Company under four firm storage service agreements at the maximum rates specified in EQM’s tariff. Upon the completion of the Equitable Gas Transaction, the primary terms of Equitable Gas Company’s firm storage service agreements were extended through March of 2034. For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 1%, 2% and 61%, respectively, of EQM’s storage revenues. The reduction in storage revenue from EQT in 2014 and 2015 is because Equitable Gas Company is no longer an affiliate of EQT.

Gas Gathering Agreements

Prior to the Jupiter and NWV Gathering Acquisitions, EQM entered into four gas gathering agreements with EQT Energy. Prior to the Equitable Gas Transaction, EQM also provided gas gathering services to Equitable Gas Company under a gas gathering agreement. These agreements have a primary term of one year and renew automatically for one month periods, subject to 30 days prior written notice by either party to terminate. Service provided under these gathering agreements is fee-based at the rate specified in EQM's tariff.

On April 30, 2014, EQT entered into a gas gathering agreement with EQT Gathering for gathering services on Jupiter (the Jupiter Gas Gathering Agreement). The Jupiter Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which began on May 1, 2014. Under the agreement, EQT subscribed for approximately 225 MMcf per day of firm compression capacity which was available on Jupiter at that time. In the fourth quarter of 2014, EQM placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. In total, this expansion added approximately 350 MMcf per day of compression capacity. EQT's firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by 150 MMcf per day effective January 1, 2015. In the fourth quarter of 2015, EQM completed an additional expansion project which brought the total Jupiter compression capacity to approximately 775 MMcf per day. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by approximately 50 MMcf per day effective October 1, 2015 and approximately 150 MMcf per day effective November 1, 2015. The Jupiter Gas Gathering Agreement provides for separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of the Jupiter Acquisition, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering.

            On March 10, 2015, EQT entered into two gas gathering agreements with EQT Gathering for gathering services on the NWV Gathering system. The gathering agreement for gathering services on the wet gas header pipeline (WG-100 Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT has subscribed for approximately 400 MMcf per day of firm capacity currently available on the wet gas header pipeline. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the WG-100 Gas Gathering Agreement was assigned to EQM Gathering.

            The gathering agreement for gathering services in the Mercury, Pandora, Pluto and Saturn development areas (MPPS Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT initially subscribed for approximately 200 MMcf per day of firm capacity then available in the Mercury development area, 40 MMcf per day of firm compression capacity in the Pluto development area and 220 MMcf per day of firm compression capacity in the Saturn development area. EQT's firm capacity subscribed under the MPPS Gas Gathering Agreement increased by 100 MMcf per day effective December 1, 2015 related to the completed expansion project in the Pandora development area. An additional planned expansion project is expected to bring the total Saturn compression capacity to 300 MMcf per day. EQT has agreed to separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the MPPS Gas Gathering Agreement was assigned to EQM Gathering.

            For the years ended December 31, 2015, 2014 and 2013, EQT accounted for approximately 97%, 96% and 97%, respectively, of EQM's gathering revenues in each year.

The table below sets forth the revenues recognized by EQM with respect to the transmission, storage and gathering agreements described above with EQT for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(Thousands)
DESCRIPTION OF REVENUE
Transmission and storage	$141,198	$116,357	$135,998
Gathering	$306,389	$212,170	$174,247

     EQT Corporation Guaranty

            EQT has entered into a guaranty agreement to guarantee all payment obligations, plus interest and any other charges, due and payable by EQT Energy to Equitrans pursuant to the agreements discussed above, up to $50 million. This guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.

Acreage Dedication

            Pursuant to an acreage dedication to EQM by EQT, EQM has the right to elect to transport, at a negotiated rate, which will be the higher of a market or cost of service rate, all natural gas produced from wells drilled by EQT on the dedicated acreage, which is an area covering approximately 60,000 acres surrounding EQM’s storage assets in Allegheny, Washington and Greene counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis counties in West Virginia. The acreage dedication is contained in a sublease agreement in which EQM granted to EQT all of the oil and gas interests, including the exclusive rights to drill, explore for, produce and market such oil and gas, EQM had received as part of certain of its oil and gas leasehold estates EQM uses for gas storage and protection. Furthermore, if EQT acquires acreage with natural gas storage rights within the area of mutual interest established by the acreage dedication, then EQT will enter into an agreement with EQM to permit it to store natural gas on such acreage. Likewise, if EQM acquires acreage within the area of mutual interest with natural gas or oil production, development, marketing and exploration rights, such acreage will automatically become subject to EQT's rights under the acreage dedication.

Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a related person transaction approval policy that establishes procedures for the identification, review and approval of related person transactions. Pursuant to the policy, the management of the EQM General Partner is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction.

For purposes of the policy, a "Related Person" is any director or executive officer of the EQM General Partner, any nominee for director, any unitholder known to EQM to be the beneficial owner of more than 5% of any class of EQM’s voting securities, and any immediate family member of any such person. A "Related Person Transaction" is generally a transaction in which EQM is, or the EQM General Partner or any of its subsidiaries is, a participant, where the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. Transactions resolved under the conflicts provision of EQM’s partnership agreement are not required to be reviewed or approved under the policy. Please read "Conflicts of Interest" below.

To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the Board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the EQM General Partner’s executive officers, as long as the executive officer is not an immediate family member of another of the EQM General Partner’s executive officers or directors and the compensation paid to such executive officer was approved by the Board; (ii) transactions involving compensation and benefits paid to the EQM General Partner’s directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of the director's only relationship is as an employee or executive officer, a director, or beneficial owner of less than 10% of that company's shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company's consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of EQM, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by EQM or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person's only relationship is as an employee or a director or trustee, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient's consolidated gross revenues.

If, after applying these categorical standards and weighing all of the facts and circumstances, management determines that a proposed transaction is a Related Person Transaction, management must present the proposed transaction to the Board for review or, if impracticable under the circumstances, to the chairman of the Board. The Board must then either approve or reject the transaction in accordance with the terms of the policy taking into account all facts and circumstances, including (i) the benefits to EQM of the transaction; (ii) the terms of the transaction; (iii) the terms available to unaffiliated third parties and employees generally; (iv) the extent of the affected director or executive officer's interest in the transaction; and (v) the potential for the transaction to affect the individual's independence or judgment. The Board of the EQM General Partner may, but is not required to, seek the approval of the Conflicts Committee for the resolution of any related person transaction.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between the EQM General Partner and its affiliates, including EQT, on the one hand, and EQM and its limited partners, on the other hand. The directors and officers of the EQM General Partner have fiduciary duties to manage the EQM General Partner in a manner beneficial to its owners. At the same time, the EQM General Partner has a duty to manage EQM in a manner beneficial to EQM and its limited partners. The Delaware Revised Uniform Limited Partnership Act (the Delaware Act) provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, EQM’s partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by its general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. EQM’s partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

Whenever a conflict arises between the EQM General Partner or its affiliates, on the one hand, and EQM or any other partner, on the other, the EQM General Partner will resolve that conflict. The EQM General Partner may seek the approval of such resolution from the Conflicts Committee of the Board. There is no requirement that the EQM General Partner seek the approval of the Conflicts Committee for the resolution of any conflict, and, under EQM’s partnership agreement, the EQM General Partner may decide to seek such approval or resolve a conflict of interest in any other way permitted by the partnership agreement, as described below, in its sole discretion. The EQM General Partner will decide whether to refer the matter to the Conflicts Committee on a case-by-case basis. An independent third party is not required to evaluate the fairness of the resolution.

The EQM General Partner will not be in breach of its obligations under the partnership agreement or its duties to EQM or its limited partners if the resolution of the conflict is:

•	approved by the Conflicts Committee of the EQM General Partner, although the EQM General Partner is under no obligation to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by the EQM General Partner or any of its affiliates;

•	determined by the Board to be on terms no less favorable to EQM than those generally being provided to or available from unrelated third parties; or

•
determined by the Board to be fair and reasonable to EQM, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQM.

The EQM General Partner may, but is not required to, seek the approval of such resolution from the Conflicts Committee of its Board. If the EQM General Partner does not seek approval from the Conflicts Committee and the Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or EQM challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. In resolving conflicts of interest under the standard set forth in the fourth bullet point above, the EQM partnership agreement permits the Board to take into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQM, in determining what is fair and reasonable to EQM. Fair and reasonable is not defined in the EQM partnership agreement and what constitutes fair and reasonable will depend on the circumstances. Furthermore, the EQM partnership agreement permits the EQM General Partner Board to consult with legal counsel, investment bankers and other advisors in making decisions, though the extent to which the Board will seek such advice will depend on the facts and circumstances of the transaction being considered. If the EQM General Partner Board reasonably believes that advice or an opinion provided by such advisors is within such person's professional or expert competence, then any act taken in reliance upon such advice or opinion will conclusively be deemed to be fair and reasonable. Unless the resolution of a conflict is specifically provided for in EQM’s partnership agreement, the EQM General Partner or the Conflicts Committee of its Board may consider any factors it determines in good faith to consider when resolving a conflict. When EQM’s partnership agreement requires someone to act in good faith, it requires that person to subjectively believe that he is acting in the best interests of EQM or meets the specified standard, for example, a transaction on terms no less favorable to EQM than those generally being provided to or available from unrelated third parties.

Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as EQM, to have a majority of independent directors on the board of directors of its general partner. To assist it in determining the independence of the directors of the EQM General Partner, the Board established guidelines, which are included in its corporate governance guidelines and conform to the independence requirements under the NYSE listing standards. For a discussion of the independence of the Board, please see Item 10, “Directors, Executive Officers and Corporate Governance-Committees of the Board of Directors.”

Item 14.  Principal Accounting Fees and Services

Ernst & Young LLP served as EQM’s independent auditor for the year ended December 31, 2015. The following chart details the fees billed to EQM by Ernst & Young LLP during 2015 and 2014:

	Years Ended December 31,
	2015	2014
Audit fees (1)	$1,119,436	$711,458
Audit-related fees (2)	52,500	647,500
Tax fees	—	—
All other fees	—	—
Total	$1,171,936	$1,358,958

(1)
Includes fees for the audit of EQM’s annual financial statements and internal control over financial reporting, reviews of financial statements included in EQM’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements, including certain attest engagements, comfort letter procedures and consents.

(2)	Includes fees for services associated with EQM acquisitions from EQT and attest engagements not required by statute or regulation.

The Audit Committee of the EQM General Partner has adopted a policy regarding the services of its independent auditors under which EQM’s independent accounting firm is not allowed to perform any service that may have the effect of jeopardizing the independent public accountant’s independence. Without limiting the foregoing, the independent accounting firm shall not be retained to perform the following:

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

All audit and permitted non-audit services must be pre-approved by the Audit Committee. The Audit Committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chairman of the Audit Committee but only where pre-approval is required to be acted upon prior to the next Audit Committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000. The Audit Committee encourages management to seek pre-approval from the Audit Committee at its regularly scheduled meetings. In 2015, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.

The Audit Committee has approved the appointment of Ernst & Young LLP as EQM’s independent auditor to conduct the audit of EQM’s consolidated financial statements for the year ended December 31, 2016.

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
		The exhibits listed on the accompanying index to exhibits (pages 127 through 131) are filed as part of this Annual Report on Form 10-K.

EQT MIDSTREAM PARTNERS, LP

INDEX TO FINANCIAL STATEMENTS COVERED
BY REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

1.              The following consolidated financial statements of EQT Midstream Partners, LP and Subsidiaries are included in Item 8:

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
2.1
Agreement and Plan of Merger, dated as of July 15, 2013, by and among EQT Investments Holdings, LLC, EQT Midstream Services, LLC, Sunrise Pipeline, LLC, EQT Midstream Partners, LP and Equitrans, L.P. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on July 15, 2013.
2.2
Contribution Agreement, dated as of April 30, 2014, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC and EQT Gathering, LLC. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on April 30, 2014.
2.3
Contribution and Sale Agreement, dated as of March 10, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on March 10, 2015.
3.1	Certificate of Limited Partnership of EQT Midstream Partners, LP.	Incorporated herein by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.2	First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 3.2 to Form 8-K (#001-35574) filed on July 2, 2012.
3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 24, 2014.	Incorporated herein by reference to Exhibit 3.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
3.4	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of EQT Midstream Partners, LP, dated as of July 23, 2015.	Incorporated herein by reference to Exhibit 3.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2015.
3.5	Certificate of Formation of EQT Midstream Services, LLC.	Incorporated herein by reference to Exhibit 3.3 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.6	Third Amended and Restated Limited Liability Company Agreement of EQT Midstream Services, LLC, dated as of May 15, 2015.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-35574) filed on May 15, 2015.
4.1	Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-35574) filed on August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQT Midstream Partners, LP, as issuer, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to Form 8-K (#001-35574) filed on August 1, 2014.
10.1
Contribution, Conveyance and Assumption Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, Equitrans Investments, LLC, Equitrans, L.P., Equitrans Services, LLC, EQT Midstream Investments, LLC, EQT Investments Holdings, LLC, ET Blue Grass, LLC and EQT Corporation.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on July 2, 2012.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.2	Assignment and Assumption Agreement, dated as of March 30, 2015, by and among EQT Gathering, LLC, EQT Midstream Partners, LP and MVP Holdco, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.3(a)	Omnibus Agreement, dated as of July 2, 2012, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-35574) filed on July 2, 2012.
10.3(b)	Amendment No. 1 to Omnibus Agreement, effective as of January 1, 2015, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Corporation.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on March 17, 2015.
10.4	Amended and Restated Operation and Management Services Agreement, dated as of May 7, 2014, by and among Equitrans, L.P., EQT Midstream Partners, LP, EQT Midstream Services, LLC and EQT Gathering, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 10-K (#001-35574) for the year ended December 31, 2014.
10.5	Equity Distribution Agreement, dated as of August 27, 2015, by and among EQT Midstream Partners, LP and the Managers named therein.	Incorporated herein by reference to Exhibit 1.1 to Form 8-K (#001-35574) filed on August 27, 2015.
10.6(a)
Amended and Restated Revolving Credit Agreement, dated as of February 18, 2014, by and among EQT Midstream Partners, LP, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on February 18, 2014.
10.6(b)
First Amendment to Amended and Restated Credit Agreement and Release of Guarantors, dated as of January 22, 2015, by and among EQT Midstream Partners, LP, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on January 22, 2015.
10.7*	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 10.5 to Form 8-K (#001-35574) filed on July 2, 2012.
10.8*	Form of Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.9*	Form of TSR Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.10*	Form of EQT 2014 Value Driver Performance Award Agreement.	Incorporated herein by reference to Exhibit 10.9 to Form 10-K (#001-35574) for the year ended December 31, 2014.
10.11(a)*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.11(b)*	Amended and Restated Change of Control Agreement, dated as February 19, 2013, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.23 to Form 10-K (#001-35574) for the year ended December 31, 2014.
10.11(c)*	Termination of Amended and Restated Change of Control Agreement, dated as of July 29, 2015, by and between EQT Corporation and Theresa Z. Bone.	Incorporated herein by reference to Exhibit 10.4 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.12*	Form of Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.13(a)	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.13(b)	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.14	EQT Guaranty dated as of April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.15	Sunrise Facilities Amended and Restated Lease Agreement by and between Equitrans, L.P. and Sunrise Pipeline, L.L.C., as amended and restated as of October 25, 2012.	Incorporated herein by reference to Exhibit 10.19 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2012.
10.16	Form of Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.17	Form of Transportation Service Agreement Applicable to No-Notice Firm Transportation Service Under Rate Schedule NOFT by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.18	Agreement to Extend Services Agreements, dated as of December 10, 2013, by and between Equitrans, L.P. and Equitable Gas Company, LLC.	Incorporated herein by reference to Exhibit 10.10 to Form 10-K (#001-35574) for the year ended December 31, 2013.
10.19
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 18679-852, dated as of December 20, 2013, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.16 to Form 10-K (#001-35574) for the year ended December 31, 2013.
10.20	Sunrise Expansion Precedent Agreement, dated as of May 30, 2013, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.17 to Form 10-K (#001-35574) for the year ended December 31, 2013.
10.21	Precedent Agreement, dated as of July 23, 2014, by and between Equitrans, L.P. and EQT Energy, LLC.	Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.
10.22
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
10.23	Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, dated as of January 8, 2016, by and between Equitrans, L.P. and EQT Energy, LLC.	Filed herewith as Exhibit 10.23.
10.24(a)
Jupiter Gas Gathering Agreement, effective as of May 1, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2014.

Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
10.24(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Filed herewith as Exhibit 10.24(b).
10.24(c)
Amendment No. 2 to Jupiter Gas Gathering Agreement, dated as of October 26, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.24(c).
10.25(a)
Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-35574) filed on March 31, 2015.
10.25(b)
Amendment No. 1 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of September 18, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Filed herewith as Exhibit 10.25(b).
10.26
Gas Gathering Agreement for the WG-100 Gas Gathering System, effective as of March 1, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC), on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-35574) filed on March 31, 2015.
10.27(a)
Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on March 31, 2015.
10.27(b)
Exhibit A to Second Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of March 10, 2015, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Vega Midstream MVP LLC, VED NPI IV, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC (as amended effective as of October 1, 2015).
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2015.
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

INDEX TO EXHIBITS

Exhibits	Description	Method of Filing
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
99	Named Executive Officer Compensation 2016 Peer Companies (General Industry)	Filed herewith as Exhibit 99.
101	Interactive Data File.	Filed herewith as Exhibit 101.

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
President and Chief Executive Officer
February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. PORGES	Chairman, President and Chief Executive Officer	February 11, 2016
David L. Porges
(Principal Executive Officer)

/s/ PHILIP P. CONTI	Director, Senior Vice President and Chief Financial Officer	February 11, 2016
Philip P. Conti
(Principal Financial Officer)

/s/ THERESA Z. BONE	Vice President, Finance and Chief Accounting Officer	February 11, 2016
Theresa Z. Bone
(Principal Accounting Officer)

/s/ JULIAN M. BOTT	Director	February 11, 2016
Julian M. Bott

/s/ MICHAEL A. BRYSON	Director	February 11, 2016
Michael A. Bryson

/s/ RANDALL L. CRAWFORD	Director	February 11, 2016
Randall L. Crawford

/s/ LEWIS B. GARDNER	Director	February 11, 2016
Lewis B. Gardner

/s/ LARA E. WASHINGTON	Director	February 11, 2016
Lara E. Washington