Form 10-Q
period 2016-06-30
EQT Midstream Partners, LP
filed 2016-07-28
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of June 30, 2016, there were 80,581,758 Common Units and 1,443,015 General Partner Units outstanding.

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

Abbreviations	Measurements
FASB – Financial Accounting Standards Board	Btu = one British thermal unit
FERC – Federal Energy Regulatory Commission	BBtu = billion British thermal units
GAAP – United States Generally Accepted Accounting Principles	Bcf = billion cubic feet
IPO – Initial Public Offering	Dth = dekatherm or million British thermal units
IRS – Internal Revenue Service	MMBtu = million British thermal units
SEC – Securities and Exchange Commission	Mcf = thousand cubic feet
MMcf = million cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Operating revenues (2)	$172,004	$144,613	$352,605	$299,424
Operating expenses:
Operating and maintenance (3)	15,807	17,232	32,452	31,711
Selling, general and administrative (3)	16,791	13,727	33,083	29,380
Depreciation and amortization	15,111	12,258	30,589	24,185
Total operating expenses	47,709	43,217	96,124	85,276
Operating income	124,295	101,396	256,481	214,148
Other income (4)	9,858	1,563	16,995	2,277
Interest expense (5)	9,391	11,640	19,649	23,097
Income before income taxes	124,762	91,319	253,827	193,328
Income tax expense	—	—	—	6,703
Net income	$124,762	$91,319	$253,827	$186,625

Calculation of limited partners' interest in net income:
Net income	$124,762	$91,319	$253,827	$186,625
Less pre-acquisition net income allocated to parent	—	—	—	(11,106)
Less general partner interest in net income – general partner units	(2,210)	(1,826)	(4,561)	(3,510)
Less general partner interest in net income – incentive distribution rights	(22,217)	(10,082)	(41,049)	(18,128)
Limited partners' interest in net income	$100,335	$79,411	$208,217	$153,881

Net income per limited partner unit – basic	$1.27	$1.12	$2.66	$2.32
Net income per limited partner unit – diluted	$1.27	$1.12	$2.66	$2.31

Weighted average limited partner units outstanding – basic	78,865	70,722	78,312	66,430
Weighted average limited partner units outstanding – diluted	78,865	70,876	78,353	66,591

Cash distributions declared per unit (6)	$0.78	$0.64	$1.525	$1.25

(1)
Financial statements for the six months ended June 30, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

(2)
Operating revenues included affiliate revenues from EQT of $132.2 million and $107.7 million for the three months ended June 30, 2016 and 2015, respectively, and $263.6 million and $214.3 million for the six months ended June 30, 2016 and 2015, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $8.4 million and $9.0 million for the three months ended June 30, 2016 and 2015, respectively, and $16.4 million and $16.6 million for the six months ended June 30, 2016 and 2015, respectively. Selling, general and administrative expense included charges from EQT of $15.5 million and $12.3 million for the three months ended June 30, 2016 and 2015, respectively, and $30.3 million and $25.1 million for the six months ended June 30, 2016 and 2015, respectively. See Note E.

(4)
For the three and six months ended June 30, 2016, other income included distributions received from EES of $2.8 million and $5.5 million, respectively, and equity income from the MVP Joint Venture of $1.9 million and $3.4 million, respectively. For the three and six months ended June 30, 2015, other income included equity income from the MVP Joint Venture of $0.4 million. See Note F.

(5)
Interest expense included interest on a capital lease with an affiliate of $5.2 million and $5.9 million for the three months ended June 30, 2016 and 2015, respectively, and $10.6 million and $11.8 million for the six months ended June 30, 2016 and 2015, respectively.

(6)	Represents the cash distributions declared related to the period presented. See Note J.
The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Six Months Ended June 30,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$253,827	$186,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,589	24,185
Deferred income taxes	—	2,998
Equity income	(3,439)	(394)
AFUDC – equity	(7,714)	(1,883)
Non-cash long-term compensation expense	195	805
Changes in other assets and liabilities:
Accounts receivable	1,382	2,551
Accounts payable	4,925	4,458
Due to/from EQT affiliates	(14,958)	16,075
Other assets and other liabilities	3,873	3,682
Net cash provided by operating activities	268,680	239,102
Cash flows from investing activities:
Capital expenditures	(275,828)	(208,890)
MVP Interest Acquisition and capital contributions to the MVP Joint Venture	(40,663)	(54,229)
Sales of interests in the MVP Joint Venture	12,533	8,344
Acquisitions – net assets from EQT	—	(386,791)
Preferred Interest Acquisition	—	(124,317)
Net cash used in investing activities	(303,958)	(765,883)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	217,102	698,501
Acquisitions – purchase price in excess of net assets from EQT	—	(486,392)
Proceeds from credit facility borrowings	260,000	434,000
Payments of credit facility borrowings	(559,000)	(122,000)
Distributions paid to unitholders	(150,668)	(93,402)
Capital contributions	5,884	246
Net distributions to EQT	—	(23,866)
Capital lease principal payments	(4,760)	(5,472)
Net cash (used in) provided by financing activities	(231,442)	401,615

Net change in cash and cash equivalents	(266,720)	(125,166)
Cash and cash equivalents at beginning of period	350,814	126,175
Cash and cash equivalents at end of period	$84,094	$1,009

Cash paid during the period for:
Interest, net of amount capitalized	$20,132	$23,871

Non-cash activity during the period for:
Increase in capital lease asset/obligation	$24,797	$8,235
Increase in MVP Joint Venture investment/payable for capital contributions (see Note F)	27,052	—
Elimination of net current and deferred tax liabilities	—	84,446
Limited partner and general partner units issued for acquisitions	$—	$52,500

(1)
Financial statements for the six months ended June 30, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$84,094	$350,814
Accounts receivable (net of allowance for doubtful accounts of $232 as of June 30, 2016 and $238 as of December 31, 2015)	15,749	17,131
Accounts receivable – affiliate	74,600	77,925
Other current assets	2,341	1,680
Total current assets	176,784	447,550

Property, plant and equipment	2,564,585	2,228,967
Less: accumulated depreciation	(288,111)	(258,974)
Net property, plant and equipment	2,276,474	1,969,993

Investments in unconsolidated entities	260,266	201,342
Other assets	19,804	14,950
Total assets	$2,733,328	$2,633,835

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$71,791	$35,868
Due to related party	26,002	33,413
Credit facility borrowings	—	299,000
Capital contribution payable to MVP Joint Venture	27,052	—
Accrued interest	8,338	8,753
Accrued liabilities	18,150	12,194
Total current liabilities	151,333	389,228

Long-term debt	493,786	493,401
Lease obligation	190,546	175,660
Other long-term liabilities	9,333	7,834
Total liabilities	844,998	1,066,123

Partners’ capital:
Common units (80,581,758 and 77,520,181 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,911,473	1,598,675
General partner interest (1,443,015 units issued and outstanding at June 30, 2016 and December 31, 2015)	(23,143)	(30,963)
Total partners’ capital	1,888,330	1,567,712
Total liabilities and partners’ capital	$2,733,328	$2,633,835

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Partners’ Capital (Unaudited) (1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2015	$315,105	$1,647,910	$(929,374)	$(27,497)	$1,006,144
Net income	11,106	153,881	—	21,638	186,625
Capital contributions	—	1,713	—	35	1,748
Equity-based compensation plans	—	831	—	33	864
Distributions to unitholders	—	(68,274)	(10,057)	(15,071)	(93,402)
Conversion of subordinated units to common units (2)	—	(939,431)	939,431	—	—
Net distributions to EQT	(23,866)	—	—	—	(23,866)
Proceeds from issuance of common units, net of offering costs	—	696,582	—	1,919	698,501
Elimination of net current and deferred tax liabilities	84,446	—	—	—	84,446
NWV Gathering net assets from EQT	(386,791)	—	—	—	(386,791)
Issuance of units	—	38,910	—	13,590	52,500
Purchase price in excess of net assets from EQT	—	(505,452)	—	(33,440)	(538,892)
Balance at June 30, 2015	$—	$1,026,670	$—	$(38,793)	$987,877

Balance at January 1, 2016	$—	$1,598,675	$—	$(30,963)	$1,567,712
Net income	—	208,217	—	45,610	253,827
Capital contributions	—	159	—	3	162
Equity-based compensation plans	—	195	—	—	195
Distributions to unitholders	—	(112,875)	—	(37,793)	(150,668)
Proceeds from issuance of common units, net of offering costs	—	217,102	—	—	217,102
Balance at June 30, 2016	$—	$1,911,473	$—	$(23,143)	$1,888,330

(1)
Financial statements for the six months ended June 30, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of June 30, 2016 and December 31, 2015, the results of its operations for the three and six months ended June 30, 2016 and 2015 and its cash flows and partners' capital for the six months ended June 30, 2016 and 2015. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQM’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. EQM is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. EQM is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

C.	Partners' Capital and Net Income per Limited Partner Unit

The following table summarizes EQM's common, subordinated and general partner units issued from January 1, 2015 through June 30, 2016.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2015	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 million "At the Market" (ATM) Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196
2014 EQM VDA issuance	19,796	—	—	19,796
EQM Total Return Program issuance	92,472	—	—	92,472
$750 million ATM Program	2,949,309	—	—	2,949,309
Balance at June 30, 2016	80,581,758	—	1,443,015	82,024,773

In February 2016, EQM issued 19,796 common units under the 2014 EQM Value Driver Award (2014 EQM VDA) and 92,472 common units under the EQM Total Return Program, which were compensation programs for EQT employees performing work for EQM. The awards were granted in January 2014 and July 2012, respectively.

During the three months ended June 30, 2016, EQM issued 2,949,309 common units at an average price per unit of $74.42 under the $750 million ATM Program. EQM received net proceeds of approximately $217.1 million after deducting commissions of approximately $2.2 million and other offering expenses of approximately $0.2 million. EQM intends to use the net proceeds from the sales for general partnership purposes, including but not limited to, funding the expected asset acquisition from EQT.

As of June 30, 2016, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the incentive distribution rights in EQM. As of June 30, 2016, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

Net Income per Limited Partner Unit

Net income attributable to NWV Gathering for periods prior to March 17, 2015 was not allocated to the limited partners for purposes of calculating net income per limited partner unit. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 17,308 and 14,123 for the three months ended June 30, 2016 and 2015, respectively, and 16,847 and 13,757 for the six months ended June 30, 2016 and 2015, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled zero and 154,576 for the three months ended June 30, 2016 and 2015, respectively, and 41,095 and 161,372 for the six months ended June 30, 2016 and 2015, respectively.

D.	Financial Information by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$94,281	$76,473	$187,597	$151,923
Transmission and storage	77,723	68,140	165,008	147,501
Total	$172,004	$144,613	$352,605	$299,424

Operating income:
Gathering	$69,858	$55,479	$139,913	$110,941
Transmission and storage	54,437	45,917	116,568	103,207
Total operating income	$124,295	$101,396	$256,481	$214,148

Reconciliation of operating income to net income:
Other income	9,858	1,563	16,995	2,277
Interest expense	9,391	11,640	19,649	23,097
Income tax expense	—	—	—	6,703
Net income	$124,762	$91,319	$253,827	$186,625

	June 30, 2016	December 31, 2015
	(Thousands)
Segment assets:
Gathering	$1,105,115	$963,877
Transmission and storage	1,282,128	1,110,027
Total operating segments	2,387,243	2,073,904
Headquarters, including cash	346,085	559,931
Total assets	$2,733,328	$2,633,835

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Depreciation and amortization:
Gathering	$6,865	$5,241	$13,634	$10,400
Transmission and storage	8,246	7,017	16,955	13,785
Total	$15,111	$12,258	$30,589	$24,185

Expenditures for segment assets:
Gathering	$82,279	$69,029	$151,710	$105,298
Transmission and storage	108,709	58,020	155,116	79,482
Total (1)	$190,988	$127,049	$306,826	$184,780

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $49.3 million, $29.4 million and $18.3 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. Accrued capital expenditures were approximately $27.0 million, $17.4 million and $51.1 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively.

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

EQT terminated the EQT Corporation Retirement Plan for Employees (the Retirement Plan) effective December 31, 2014. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from and transferred the Retirement Plan assets and liabilities to American General Life Insurance Company. As a result, in the third quarter of 2016 EQM will reimburse EQT for its proportionate share of such funding, approximately $5.2 million, related to retirees of Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM and the owner of the FERC-regulated transmission, storage and gathering system. The settlement charge is expected to be recoverable in FERC approved rates and thus was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years.

F.	Investments in Unconsolidated Entities

MVP Joint Venture

The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of June 30, 2016. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the joint venture and no one member owns more than a 66 2/3% interest. EQM accounted for the MVP Interest as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

The value of the equity method investment recorded on the consolidated balance sheets was approximately $135.9 million and $77.0 million as of June 30, 2016 and December 31, 2015, respectively. On July 15, 2016, MVP Holdco paid capital contributions of $27.1 million to the MVP Joint Venture. The capital contribution payable has been reflected on the consolidated balance sheet as of June 30, 2016 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $1.9 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of June 30, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $227 million, which included the investment balance on the consolidated balance sheet as of June 30, 2016 and amounts which could have become due under the performance guarantee as of that date.

Preferred Interest

EES was determined to be a variable interest entity because it has insufficient equity to finance its activities. EQM is not the primary beneficiary because it does not have the power to direct the activities of EES that most significantly impact its economic performance. The Preferred Interest in EES was determined to be a cost method investment as EQM does not have the ability to exercise significant influence over operating and financial policies of EES.

During the three and six months ended June 30, 2016, EQM received cash distributions from EES of $2.8 million and $5.5 million, respectively, which were included in other income in the accompanying statements of consolidated operations. EQM expects to receive cash distributions of approximately $11 million during the year ended December 31, 2016. As of June 30, 2016 and December 31, 2015, the estimated fair value of EQM's Preferred Interest in EES was approximately $150 million and $140 million, respectively, and the carrying value of EQM's Preferred Interest in EES was $124.3 million at both dates. The fair value of EQM's Preferred Interest in EES is a Level 3 fair value measurement. As of June 30, 2016, the carrying value represents EQM's maximum exposure to loss.

G.	Credit Facility Borrowings

EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

EQM had no borrowings outstanding on its credit facility as of June 30, 2016 and had $299 million outstanding as of December 31, 2015. The maximum amount of EQM’s outstanding credit facility borrowings was $128 million and $323 million at any time during the three months ended June 30, 2016 and 2015, respectively, and $299 million and $390 million at any time during the six months ended June 30, 2016 and 2015, respectively. The average daily balance of credit facility borrowings outstanding was approximately $33 million and $302 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $83 million and $182 million for the six months ended June 30, 2016 and 2015, respectively. Interest was incurred on the credit facility borrowings at a weighted average annual interest rate of approximately 1.9% for the three and six months ended June 30, 2016 and approximately 1.7% for the three and six months ended June 30, 2015.

H.	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As of June 30, 2016 and December 31, 2015, the estimated fair value of EQM's long-term debt was approximately $481 million and $414 million, respectively, and the carrying value of EQM's long-term debt was approximately $494 million and $493 million, respectively. The fair value of EQM's long-term debt is a Level 2 fair value measurement. See Note F for the fair value of EQM's Preferred Interest in EES.

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

On July 26, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the second quarter of 2016 of $0.78 per common unit. The cash distribution will be paid on August 12, 2016 to unitholders of record, including EQGP, at the close of business on August 5, 2016. Based on the 80,581,758 EQM common units outstanding on July 28, 2016, cash distributions to EQGP related to its general partner interest and incentive distribution rights in EQM will be $1.6 million and $22.2 million, respectively. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2016 distribution.

EQT Midstream Partners, LP and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM's consolidated financial statements for all periods presented include the historical results of NWV Gathering, which was acquired on March 17, 2015, as NWV Gathering was a business and the transaction was between entities under common control. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM, including guidance regarding EQM’s gathering and transmission and storage revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the Ohio Valley Connector (OVC) and MVP projects; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete asset acquisitions from EQT or third parties; the amount and timing of distributions, including expected increases; the expected cash distributions from EES; projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability and the use of proceeds from common units sold under the ATM Program; EQM's reimbursement of EQT for its proportionate share of the funding for the Retirement Plan termination; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQM has based these forward-looking statements on current expectations and assumptions about future events.  While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM’s control. The risks and uncertainties that may affect the operations, performance and results of EQM’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in EQM’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

EXECUTIVE OVERVIEW

For the three months ended June 30, 2016, EQM reported net income of $124.8 million compared to $91.3 million for the three months ended June 30, 2015. The increase resulted from higher gathering and transmission and storage revenues, both of which were primarily driven by affiliate production development in the Marcellus Shale, and higher other income. These items were partly offset by an increase in operating expenses.

For the six months ended June 30, 2016, EQM reported net income of $253.8 million compared to $186.6 million for the six months ended June 30, 2015. The increase resulted from higher gathering and transmission and storage revenues, both of which were primarily driven by affiliate production development in the Marcellus Shale, higher other income and lower income tax expense. These items were partly offset by an increase in operating expenses.

During the second quarter of 2016, EQM issued 2,949,309 common units at an average price per unit of $74.42 under the $750 million ATM Program. EQM received net proceeds of approximately $217.1 million.

EQM declared a cash distribution to unitholders of $0.78 per unit on July 26, 2016, which was 5% higher than the first quarter 2016 distribution of $0.745 per unit and 22% higher than the second quarter 2015 distribution of $0.64 per unit.

Business Segment Results of Operations

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and interest are managed on a consolidated basis. EQM has presented each segment’s operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQM has reconciled each segment’s operating income to EQM’s consolidated operating income and net income in Note D to the consolidated financial statements.

GATHERING

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$80,735	$64,091	26.0	$159,917	$118,349	35.1
Volumetric based fee revenues:
Usage fees under firm contracts(1)	11,025	7,182	53.5	21,492	16,614	29.4
Usage fees under interruptible contracts	2,521	5,200	(51.5)	6,188	16,960	(63.5)
Total volumetric based fee revenues	13,546	12,382	9.4	27,680	33,574	(17.6)
Total operating revenues	94,281	76,473	23.3	187,597	151,923	23.5
Operating expenses:
Operating and maintenance	8,601	9,794	(12.2)	17,079	17,017	0.4
Selling, general and administrative	8,957	5,959	50.3	16,971	13,565	25.1
Depreciation and amortization	6,865	5,241	31.0	13,634	10,400	31.1
Total operating expenses	24,423	20,994	16.3	47,684	40,982	16.4
Operating income	$69,858	$55,479	25.9	$139,913	$110,941	26.1

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,486	1,102	34.8	1,433	1,027	39.5
Volumetric based services(2)	352	319	10.3	429	422	1.7
Total gathered volumes	1,838	1,421	29.3	1,862	1,449	28.5

Capital expenditures	$82,279	$69,029	19.2	$151,710	$105,298	44.1

(1)	Includes fees on volumes gathered in excess of firm contracted capacity.

(2)	Includes volumes gathered under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Gathering revenues increased by $17.8 million primarily as a result of higher affiliate volumes gathered for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by production development in the Marcellus Shale. EQM increased firm reservation fee revenues as a result of affiliates and third parties contracting for additional capacity under firm contracts. EQM increased firm gathering capacity by approximately 300 MMcf per day as a result of the NWV Gathering and Jupiter expansion projects completed in the fourth quarter of 2015. The decrease in usage fees under interruptible contracts was primarily due to these additional contracts for firm capacity.

Operating expenses increased by $3.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Operating and maintenance expense decreased primarily as a result of the timing of repairs and maintenance expenses. Selling, general and administrative expense increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the NWV Gathering and Jupiter expansion projects.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Gathering revenues increased by $35.7 million primarily as a result of higher affiliate volumes gathered for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, driven by production development in the Marcellus Shale. EQM increased firm reservation fee revenues as a result of affiliates and third parties contracting for additional capacity under firm contracts. The decrease in usage fees under interruptible contracts was primarily due to these additional contracts for firm capacity.

Operating expenses increased by $6.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Selling, general and administrative expense increased primarily as a result of higher allocations and personnel costs from EQT, including incentive compensation. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the NWV Gathering and Jupiter expansion projects.

TRANSMISSION AND STORAGE

Operating revenues and operating expenses related to the Allegheny Valley Connector (AVC) facilities do not have an impact on adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses is paid to EQT as the current monthly lease payment. All revenues related to the AVC facilities are from third parties.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$60,284	$56,671	6.4	$130,393	$124,854	4.4
Volumetric based fee revenues:
Usage fees under firm contracts(1)	14,245	10,084	41.3	27,674	19,017	45.5
Usage fees under interruptible contracts	3,194	1,385	130.6	6,941	3,630	91.2
Total volumetric based fee revenues	17,439	11,469	52.1	34,615	22,647	52.8
Total operating revenues	77,723	68,140	14.1	165,008	147,501	11.9
Operating expenses:
Operating and maintenance	7,206	7,438	(3.1)	15,373	14,694	4.6
Selling, general and administrative	7,834	7,768	0.8	16,112	15,815	1.9
Depreciation and amortization	8,246	7,017	17.5	16,955	13,785	23.0
Total operating expenses	23,286	22,223	4.8	48,440	44,294	9.4
Operating income	$54,437	$45,917	18.6	$116,568	$103,207	12.9

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,486	1,825	(18.6)	1,554	1,924	(19.2)
Volumetric based services(2)	570	257	121.8	528	236	123.7
Total transmission pipeline throughput	2,056	2,082	(1.2)	2,082	2,160	(3.6)

Average contracted firm transmission reservation commitments (BBtu per day)	2,386	2,362	1.0	2,703	2,655	1.8

Capital expenditures	$108,709	$58,020	87.4	$155,116	$79,482	95.2

(1)	Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.

(2)	Includes volumes transported under interruptible contracts and volumes in excess of firm contracted capacity.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Transmission and storage revenues increased by $9.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, driven by production development in the Marcellus Shale by affiliate and third party producers which resulted in higher usage fees under firm and interruptible contracts and higher contracted firm capacity. Reduced firm capacity reservation throughput for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 reflected reduced volumes from third party producers. This reduction did not have a significant impact on firm reservation fee revenues.

Operating expenses increased by $1.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of higher depreciation and amortization expense primarily related to the increased investment in the AVC facilities.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Transmission and storage revenues increased by $17.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, driven by production development in the Marcellus Shale by affiliate and third party producers which resulted in higher usage fees under firm and interruptible contracts and higher contracted firm capacity. Reduced firm capacity reservation throughput for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflected reduced volumes from third party producers and warmer weather during the first quarter of 2016. This reduction did not have a significant impact on firm reservation fee revenues.

Operating expenses increased by $4.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of higher depreciation and amortization expense related to the increased investment in the AVC facilities and additional assets placed in-service.

Other Income Statement Items

Other income increased by $8.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily driven by increased AFUDC - equity of $4.1 million mainly attributable to increased spending on the OVC project, distributions received from EES of $2.8 million which began in January 2016 and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. Other income increased by $14.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily driven by increased AFUDC - equity of $5.8 million mainly attributable to increased spending on the OVC project, distributions received from EES of $5.5 million and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

Interest expense decreased by $2.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily driven by decreased interest expense of $1.0 million on lower credit facility borrowings, lower capital lease interest expense of $0.7 million and higher capitalized interest and AFUDC - debt associated with increased spending on regulated projects. Interest expense decreased by $3.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily driven by higher capitalized interest and AFUDC - debt of $1.6 million associated with increased spending on regulated projects, lower capital lease interest expense of $1.2 million and decreased interest expense on lower credit facility borrowings.

EQM is not subject to U.S. federal and state income taxes. As previously noted, the NWV Gathering Acquisition, which closed on March 17, 2015, was a transaction between entities under common control for which the consolidated financial statements of EQM were retrospectively recast to reflect the combined entities.  Accordingly, the income tax effects associated with NWV Gathering's operations prior to the NWV Gathering Acquisition were reflected in the consolidated financial statements as NWV Gathering was previously part of EQT’s consolidated federal tax return. The decrease in income tax expense resulted from the timing of the NWV Gathering Acquisition.

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

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of the non-GAAP financial measures adjusted EBITDA and distributable cash flow with the most directly comparable GAAP financial measures of net income and net cash provided by operating activities as derived from EQM's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Net income	$124,762	$91,319	$253,827	$186,625
Add:
Interest expense	9,391	11,640	19,649	23,097
Depreciation and amortization expense	15,111	12,258	30,589	24,185
Income tax expense	—	—	—	6,703
Non-cash long-term compensation expense	—	239	195	805
Less:
Equity income	(1,850)	(394)	(3,439)	(394)
AFUDC – equity	(5,242)	(1,169)	(7,714)	(1,883)
Capital lease payments for AVC (1)	(4,036)	(3,427)	(13,400)	(12,271)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (2)	—	—	—	(19,841)
Adjusted EBITDA	$138,136	$110,466	$279,707	$207,026
Less:
Interest expense excluding capital lease interest	(4,196)	(5,742)	(9,053)	(11,274)
Capitalized interest and AFUDC - debt (3)	(1,706)	—	(3,136)	—
Ongoing maintenance capital expenditures net of expected reimbursements (4)	(3,161)	(1,878)	(5,130)	(2,925)
Distributable cash flow	$129,073	$102,846	$262,388	$192,827

Net cash provided by operating activities	$150,426	$124,443	$268,680	$239,102
Adjustments:
Capital lease payments for AVC (1)	(4,036)	(3,427)	(13,400)	(12,271)
Capital lease interest expense	5,195	5,898	10,596	11,823
Capitalized interest and AFUDC - debt (3)	(1,706)	—	(3,136)	—
Ongoing maintenance capital expenditures, net of expected reimbursements (4)	(3,161)	(1,878)	(5,130)	(2,925)
Current tax expense (benefit)	—	—	—	3,705
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (2)	—	—	—	(19,841)
Other, including changes in working capital	(17,645)	(22,190)	4,778	(26,766)
Distributable cash flow	$129,073	$102,846	$262,388	$192,827

(1)	Reflects capital lease payments due under the lease. These lease payments are generally made monthly on a one month lag.

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

(3)
As a result of the increased significance of capitalized interest and AFUDC - debt in 2016, this line item was added as an adjustment to the calculation of distributable cash flow for the three and six months ended June 30, 2016. Had distributable cash flow been calculated on a consistent basis, it would have been $1.1 million and $1.6 million lower for the three and six months ended June 30, 2015, respectively, than the numbers presented herein.

(4)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of zero and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, it excludes ongoing maintenance attributable to NWV Gathering prior to acquisition of $0.3 million for the six months ended June 30, 2015.

See "Executive Overview" above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $27.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and $72.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale and the NWV Gathering Acquisition, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA.

Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $29.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as discussed in the “Capital Resources and Liquidity" section below. Distributable cash flow increased by $26.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and $69.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly attributable to the increase in adjusted EBITDA.

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

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc.,Vega Energy Partners, Ltd. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of July 28, 2016. The 42 inch diameter MVP has a targeted initial capacity of 2.0 Bcf per day and is estimated to span 300-miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $150 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015, and the FERC issued the Notice of Schedule for Environmental Review (NOS) on June 28, 2016. Based on the schedule provided in the NOS, the MVP Joint Venture anticipates receiving the certificate and commencing construction in mid-year 2017. The pipeline is expected to be in-service during the fourth quarter of 2018.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Commodity Prices

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. The market prices for natural gas were depressed throughout 2015 and the first half of 2016 and continue to be volatile. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. In response to the depressed commodity price environment, a number of large natural gas producers announced their intention to re-evaluate and/or reduce their drilling programs in certain areas, including the Appalachian Basin. EQT's 2016 capital expenditure forecast is significantly lower than EQT's 2015 capital expenditures. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 50% of transmission and storage revenues and 3% of gathering revenues for the six months ended June 30, 2016, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM, and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it, and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQM believes the high percentage of its revenues derived from reservation charges under long-term, firm contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risk Factors-Risks Inherent in Our Business - Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our distributable cash flow" included in Item 1A, "Risk Factors" of EQM's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Resources and Liquidity

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures and potential acquisitions, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facility, cash on hand, debt offerings and issuances of additional EQM partnership units. EQM expects to fund its remaining 2016 capital expenditures and the expected asset acquisition from EQT with cash on hand and available debt capacity.

Operating Activities

Net cash flows provided by operating activities totaled $268.7 million for the six months ended June 30, 2016 compared to $239.1 million for the six months ended June 30, 2015. The $29.6 million increase was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, distributions received from EES of $5.5 million and the timing of payments between the two periods.

Investing Activities

Net cash flows used in investing activities totaled $304.0 million for the six months ended June 30, 2016 compared to $765.9 million for the six months ended June 30, 2015. The $461.9 million decrease was primarily attributable to the acquisition of the NWV Gathering net assets from EQT and the Preferred Interest Acquisition, both of which occurred during the six months ended June 30, 2015. These decreases were partly offset by increased capital expenditures as further described in the "Capital Requirements" section herein.

Financing Activities

Net cash used in financing activities totaled $231.4 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $401.6 million for the six months ended June 30, 2015. Net credit facility repayments and distributions to unitholders in the first six months of 2016 were partly offset by cash received from the sale of common units under the $750 million ATM Program. Cash inflows for the first six months of 2015 from the equity offering and net credit facility borrowings were partly offset by cash payments for the NWV Gathering Acquisition in excess of net assets acquired and distributions to unitholders.

Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The following table presents capital expenditures for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Thousands)
Expansion capital expenditures (1)	$187,726	$122,360	$301,258	$177,854
Maintenance capital expenditures:
Ongoing maintenance	3,161	3,413	5,292	5,010
Funded regulatory compliance	101	1,276	276	1,916
Total maintenance capital expenditures	3,262	4,689	5,568	6,926
Total capital expenditures (2)	$190,988	$127,049	$306,826	$184,780

(1)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. Capital contributions to the MVP Joint Venture were $29.2 million and $40.7 million for the three and six months ended June 30, 2016, respectively. In the first quarter of 2015, EQM paid approximately $54.2 million for its acquisition of EQT's ownership interest in the MVP Joint Venture as described in Note B.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $49.3 million, $29.4 million and $18.3 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. Accrued capital expenditures were approximately $27.0 million, $17.4 million and $51.1 million at June 30, 2015, March 31, 2015 and December 31, 2014, respectively.

Expansion capital expenditures increased by $65.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of the timing of spending on projects. In the second quarter of 2016, expansion capital expenditures primarily related to the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. In the second quarter of 2015, expansion capital expenditures primarily related to the OVC, the NWV Gathering and Jupiter expansions and a transmission project for Antero Resources Corporation (Antero). EQM completed the Antero transmission project in the second quarter of 2015 and the Jupiter gathering expansion in the fourth quarter of 2015.

Expansion capital expenditures increased by $123.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of the timing of spending on projects. In 2016, expansion capital expenditures primarily related to the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. In 2015, expansion capital expenditures primarily related to the Jupiter and NWV Gathering expansions, the OVC and the Antero transmission project.

In 2016, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be $695 million to $725 million and ongoing maintenance capital expenditures are expected to be approximately $25 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and are expected to grow substantially in future periods for the OVC project, the Range Resources Header Pipeline project, the NWV Gathering expansion and capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Credit Facility Borrowings

EQM has a $750 million credit facility that expires in February 2019 on which there were no borrowings outstanding as of June 30, 2016. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the credit facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the credit facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the credit facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the credit facility are unsecured.

EQM’s credit facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the credit facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the credit facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of June 30, 2016, EQM was in compliance with all debt provisions and covenants.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at June 30, 2016.

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

$750 million ATM Program

As of July 28, 2016, EQM had approximately $443 million in remaining capacity under the $750 million ATM Program.

Distributions

On July 26, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the second quarter of 2016 of $0.78 per common unit. The cash distribution will be paid on August 12, 2016 to unitholders of record, including EQGP, at the close of business on August 5, 2016. Based on the 80,581,758 EQM common units outstanding on July 28, 2016, cash distributions to EQGP related to its general partner interest and incentive distribution rights in EQM will be $1.6 million and $22.2 million, respectively. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2016 distribution.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

Critical Accounting Policies

EQM’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in EQM’s Annual Report on Form 10-K for the year ended December 31, 2015.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM’s consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2016. The application of EQM’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

Credit Risk

EQM is exposed to credit risk which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the six months ended June 30, 2016, approximately 90% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At June 30, 2016, EQT’s public senior debt had an investment grade credit rating.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, EQM’s internal control over financial reporting.

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

Environmental Proceedings

Between September 2015 and February 2016, EQM, as the operator of the AVC facilities that are owned by EQT, received eight Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP).  The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania.  EQT and EQM immediately addressed the releases and fully cooperated with the PADEP. In April 2016, EQM received a proposed consent assessment of civil penalty from the PADEP that proposed a civil penalty related to the NOVs.  EQM is currently discussing the proposed civil penalty with the PADEP.  While the PADEP’s claims may result in penalties that exceed $100,000, EQM expects that the resolution of this matter will not have a material impact on its financial position, results of operations, liquidity or ability to make distributions.

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

Except as set forth above, as of the date of this report, EQM's risk factors have not changed materially from those discussed in Item 1A, “Risk Factors” of EQM’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

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

Date:  July 28, 2016

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