Form 10-Q
period 2016-09-30
EQT Midstream Partners, LP
filed 2016-10-27
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of September 30, 2016, there were 80,581,758 Common Units and 1,443,015 General Partner Units outstanding.

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
MMcf = million cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Operating revenues (2)	$170,836	$148,789	$523,441	$448,213
Operating expenses:
Operating and maintenance (3)	17,669	18,456	50,121	50,167
Selling, general and administrative (3)	16,112	14,205	49,195	43,585
Depreciation and amortization	15,704	13,217	46,293	37,402
Total operating expenses	49,485	45,878	145,609	131,154
Operating income	121,351	102,911	377,832	317,059
Other income (4)	12,879	2,469	29,874	4,746
Interest expense (5)	7,662	11,264	27,311	34,361
Income before income taxes	126,568	94,116	380,395	287,444
Income tax expense	—	—	—	6,703
Net income	$126,568	$94,116	$380,395	$280,741

Calculation of limited partners' interest in net income:
Net income	$126,568	$94,116	$380,395	$280,741
Less pre-acquisition net income allocated to parent	—	—	—	(11,106)
Less general partner interest in net income – general partner units	(2,227)	(1,860)	(6,786)	(5,370)
Less general partner interest in net income – incentive distribution rights	(24,912)	(12,655)	(65,961)	(30,783)
Limited partners' interest in net income	$99,429	$79,601	$307,648	$233,482

Net income per limited partner unit – basic	$1.23	$1.12	$3.89	$3.44
Net income per limited partner unit – diluted	$1.23	$1.12	$3.89	$3.44

Weighted average limited partner units outstanding – basic	80,599	70,929	78,998	67,800
Weighted average limited partner units outstanding – diluted	80,599	71,086	79,025	67,960

Cash distributions declared per unit (6)	$0.815	$0.675	$2.34	$1.925

(1)
Financial statements for the nine months ended September 30, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

(2)
Operating revenues included affiliate revenues from EQT of $130.4 million and $111.6 million for the three months ended September 30, 2016 and 2015, respectively, and $394.0 million and $325.9 million for the nine months ended September 30, 2016 and 2015, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $8.1 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively, and $24.5 million and $25.6 million for the nine months ended September 30, 2016 and 2015, respectively. Selling, general and administrative expense included charges from EQT of $14.8 million and $12.1 million for the three months ended September 30, 2016 and 2015, respectively, and $45.1 million and $37.2 million for the nine months ended September 30, 2016 and 2015, respectively. See Note E.

(4)
For the three and nine months ended September 30, 2016, other income included distributions received from EES of $2.8 million and $8.3 million, respectively, and equity income from the MVP Joint Venture of $2.7 million and $6.1 million, respectively. For the three and nine months ended September 30, 2015, other income included equity income from the MVP Joint Venture of $0.8 million and $1.1 million, respectively. See Note F.

(5)
Interest expense included interest on a capital lease with an affiliate of $4.7 million and $5.6 million for the three months ended September 30, 2016 and 2015, respectively, and $15.3 million and $17.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(6)	Represents the cash distributions declared related to the period presented. See Note J.
The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2016	2015
	(Thousands)
Cash flows from operating activities:
Net income	$380,395	$280,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,293	37,402
Deferred income taxes	—	2,998
Equity income	(6,139)	(1,147)
AFUDC – equity	(15,126)	(3,599)
Non-cash long-term compensation expense	195	1,133
Changes in other assets and liabilities:
Accounts receivable	2,379	3,306
Accounts payable	8,610	1,577
Due to/from EQT affiliates	(39,084)	(3,450)
Other assets and other liabilities	(7,170)	902
Net cash provided by operating activities	370,353	319,863
Cash flows from investing activities:
Capital expenditures	(430,366)	(304,567)
MVP Interest Acquisition and capital contributions to the MVP Joint Venture	(76,297)	(84,381)
Sales of interests in the MVP Joint Venture	12,533	8,344
Acquisitions – net assets from EQT	—	(386,791)
Preferred Interest Acquisition	—	(124,317)
Net cash used in investing activities	(494,130)	(891,712)
Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	217,102	760,731
Acquisitions – purchase price in excess of net assets from EQT	—	(486,392)
Proceeds from credit facility borrowings	430,000	561,500
Payments of credit facility borrowings	(638,000)	(211,500)
Distributions paid to unitholders	(237,263)	(149,866)
Capital contributions	5,884	1,781
Net distributions to EQT	—	(23,866)
Capital lease principal payments	(4,760)	(5,472)
Net cash (used in) provided by financing activities	(227,037)	446,916

Net change in cash and cash equivalents	(350,814)	(124,933)
Cash and cash equivalents at beginning of period	350,814	126,175
Cash and cash equivalents at end of period	$—	$1,242

Cash paid during the period for:
Interest, net of amount capitalized	$31,961	$39,885

Non-cash activity during the period for:
Increase in capital lease asset/obligation	$35,944	$19,800
Increase in MVP Joint Venture investment/payable for capital contributions (see Note F)	13,095	—
Elimination of net current and deferred tax liabilities	—	84,446
Limited partner and general partner units issued for acquisitions	$—	$52,500

(1)
Financial statements for the nine months ended September 30, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$—	$350,814
Accounts receivable (net of allowance for doubtful accounts of $226 as of September 30, 2016 and $238 as of December 31, 2015)	14,752	17,131
Accounts receivable – affiliate	73,267	77,925
Due from related party	5,023	—
Other current assets	2,521	1,680
Total current assets	95,563	447,550

Property, plant and equipment	2,732,689	2,228,967
Less: accumulated depreciation	(303,241)	(258,974)
Net property, plant and equipment	2,429,448	1,969,993

Investments in unconsolidated entities	284,643	201,342
Other assets	19,838	14,950
Total assets	$2,829,492	$2,633,835

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$71,583	$35,868
Due to related party	—	33,413
Credit facility borrowings	91,000	299,000
Capital contribution payable to MVP Joint Venture	13,095	—
Accrued interest	3,875	8,753
Accrued liabilities	16,588	12,194
Total current liabilities	196,141	389,228

Long-term debt	493,978	493,401
Lease obligation	201,745	175,660
Other long-term liabilities	8,910	7,834
Total liabilities	900,774	1,066,123

Partners’ capital:
Common units (80,581,758 and 77,520,181 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	1,948,458	1,598,675
General partner interest (1,443,015 units issued and outstanding at September 30, 2016 and December 31, 2015)	(19,740)	(30,963)
Total partners’ capital	1,928,718	1,567,712
Total liabilities and partners’ capital	$2,829,492	$2,633,835

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Partners’ Capital (Unaudited) (1)

		Partners’ Capital
	Predecessor	Limited Partners		General
	Equity	Common	Subordinated	Partner	Total
	(Thousands)
Balance at January 1, 2015	$315,105	$1,647,910	$(929,374)	$(27,497)	$1,006,144
Net income	11,106	233,482	—	36,153	280,741
Capital contributions	—	7,260	—	148	7,408
Equity-based compensation plans	—	1,180	—	33	1,213
Distributions to unitholders	—	(113,527)	(10,057)	(26,282)	(149,866)
Conversion of subordinated units to common units (2)	—	(939,431)	939,431	—	—
Net distributions to EQT	(23,866)	—	—	—	(23,866)
Proceeds from issuance of common units, net of offering costs	—	758,812	—	1,919	760,731
Elimination of net current and deferred tax liabilities	84,446	—	—	—	84,446
NWV Gathering net assets from EQT	(386,791)	—	—	—	(386,791)
Issuance of units	—	38,910	—	13,590	52,500
Purchase price in excess of net assets from EQT	—	(505,452)	—	(33,440)	(538,892)
Balance at September 30, 2015	$—	$1,129,144	$—	$(35,376)	$1,093,768

Balance at January 1, 2016	$—	$1,598,675	$—	$(30,963)	$1,567,712
Net income	—	307,648	—	72,747	380,395
Capital contributions	—	567	—	10	577
Equity-based compensation plans	—	195	—	—	195
Distributions to unitholders	—	(175,729)	—	(61,534)	(237,263)
Proceeds from issuance of common units, net of offering costs	—	217,102	—	—	217,102
Balance at September 30, 2016	$—	$1,948,458	$—	$(19,740)	$1,928,718

(1)
Financial statements for the nine months ended September 30, 2015 included the results of NWV Gathering for the entire period presented as a result of the NWV Gathering Acquisition on March 17, 2015. See Note B.

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

Organization

EQM is a growth-oriented Delaware limited partnership. EQT Midstream Services, LLC (EQM General Partner), a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP), is the general partner of EQM. References in these consolidated financial statements to EQT refer collectively to EQT Corporation and its consolidated subsidiaries, the owners of a 90.1% limited partner interest and 100% non-economic general partner interest in EQGP.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows and partners' capital for the nine months ended September 30, 2016 and 2015. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQM’s Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will supersede most of the existing revenue recognition requirements in GAAP when it becomes effective and is required to be adopted using one of two retrospective application methods. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application of these ASUs is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. EQM expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018 and is currently evaluating the impact this standard will have on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the presentation and classification of eight specific cash flow issues. The amendments in the ASU will be effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. EQM does not anticipate that this standard will have a material impact on its financial statements and related disclosures.

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

C.	Partners' Capital and Net Income per Limited Partner Unit

The following table summarizes EQM's common, subordinated and general partner units issued from January 1, 2015 through September 30, 2016.

	Limited Partner Units		General
	Common	Subordinated	Partner Units	Total
Balance at January 1, 2015	43,347,452	17,339,718	1,238,514	61,925,684
Conversion of subordinated units to common units	17,339,718	(17,339,718)	—	—
2014 EQM VDA issuance	21,063	—	430	21,493
March 2015 equity offering	9,487,500	—	25,255	9,512,755
NWV Gathering Acquisition consideration	511,973	—	178,816	690,789
$750 million "At the Market" (ATM) Program	1,162,475	—	—	1,162,475
November 2015 equity offering	5,650,000	—	—	5,650,000
Balance at December 31, 2015	77,520,181	—	1,443,015	78,963,196
2014 EQM VDA issuance	19,796	—	—	19,796
EQM Total Return Program issuance	92,472	—	—	92,472
$750 million ATM Program	2,949,309	—	—	2,949,309
Balance at September 30, 2016	80,581,758	—	1,443,015	82,024,773

In February 2016, EQM issued 19,796 common units under the 2014 EQM Value Driver Award (2014 EQM VDA) and 92,472 common units under the EQM Total Return Program, which were compensation programs for EQT employees performing work for EQM. The awards were granted in January 2014 and July 2012, respectively.

During the second quarter of 2016, EQM issued 2,949,309 common units at an average price per unit of $74.42 under the $750 million ATM Program. EQM received net proceeds of approximately $217.1 million after deducting commissions of approximately $2.2 million and other offering expenses of approximately $0.2 million. EQM used the net proceeds for general partnership purposes.

As of September 30, 2016, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the incentive distribution rights in EQM. As of September 30, 2016, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

Net Income per Limited Partner Unit

Net income attributable to NWV Gathering for periods prior to March 17, 2015 was not allocated to the limited partners for purposes of calculating net income per limited partner unit. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 17,481 and 14,233 for the three months ended September 30, 2016 and 2015, respectively, and 17,046 and 13,906 for the nine months ended September 30, 2016 and 2015, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled zero and 157,386 for the three months ended September 30, 2016 and 2015, respectively, and 27,397 and 160,043 for the nine months ended September 30, 2016 and 2015, respectively.

D.	Financial Information by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$93,406	$78,883	$281,003	$230,806
Transmission and storage	77,430	69,906	242,438	217,407
Total	$170,836	$148,789	$523,441	$448,213

Operating income:
Gathering	$69,497	$57,863	$209,410	$168,804
Transmission and storage	51,854	45,048	168,422	148,255
Total operating income	$121,351	$102,911	$377,832	$317,059

Reconciliation of operating income to net income:
Other income	12,879	2,469	29,874	4,746
Interest expense	7,662	11,264	27,311	34,361
Income tax expense	—	—	—	6,703
Net income	$126,568	$94,116	$380,395	$280,741

	September 30, 2016	December 31, 2015
	(Thousands)
Segment assets:
Gathering	$1,183,896	$963,877
Transmission and storage	1,351,757	1,110,027
Total operating segments	2,535,653	2,073,904
Headquarters, including cash	293,839	559,931
Total assets	$2,829,492	$2,633,835

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Depreciation and amortization:
Gathering	$7,000	$5,441	$20,634	$15,841
Transmission and storage	8,704	7,776	25,659	21,561
Total	$15,704	$13,217	$46,293	$37,402

Expenditures for segment assets:
Gathering	$84,030	$55,387	$235,740	$160,685
Transmission and storage	66,615	36,788	221,731	116,270
Total (1)	$150,645	$92,175	$457,471	$276,955

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid.  These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $45.4 million, $49.3 million and $18.3 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. Accrued capital expenditures were approximately $23.5 million, $27.0 million and $51.1 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively.

E.	Related Party Transactions

In the ordinary course of business, EQM has transactions with EQT and its affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements. Pursuant to an omnibus agreement, EQT performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses EQT for the expenses incurred in providing these services, including direct and indirect costs and expenses attributable to EQT's long-term incentive programs. Pursuant to an operation and management services agreement, EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, provides EQM’s pipelines and storage facilities with certain operational and management services.  EQM reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement. The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis. See also Note B, Note C, Note F, Note G and Note K for further discussion of related party transactions.

EQT terminated the EQT Corporation Retirement Plan for Employees (the Retirement Plan) effective December 31, 2014. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from and transferred the Retirement Plan assets and liabilities to American General Life Insurance Company. In the third quarter of 2016, EQM reimbursed EQT approximately $5.2 million for its proportionate share of such funding related to retirees of Equitrans, L.P. (Equitrans), an indirect wholly owned subsidiary of EQM and the owner of EQM's FERC-regulated transmission, storage and gathering system. The settlement charge is expected to be recoverable in FERC approved rates and thus was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years.

F.	Investments in Unconsolidated Entities

MVP Joint Venture

The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2016. The MVP Joint Venture has been determined to be a variable interest entity because the MVP Joint Venture has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. EQM accounted for the MVP Interest as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

The value of the equity method investment recorded on the consolidated balance sheets was approximately $160.3 million and $77.0 million as of September 30, 2016 and December 31, 2015, respectively. On October 17, 2016 MVP Holdco paid capital contributions of $13.1 million to the MVP Joint Venture. The capital contribution payable has been reflected on the consolidated balance sheet as of September 30, 2016 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $2.7 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

On January 21, 2016, an affiliate of Consolidated Edison, Inc. (ConEd) acquired a 12.5% interest in the MVP Joint Venture, 8.5% of which was purchased from EQM. EQM received a cash payment of approximately $12.5 million, which represented EQM's proportional capital contributions to the MVP Joint Venture through the date of the transaction. ConEd has the right to terminate its purchase of the interest in the MVP Joint Venture and be reimbursed for the purchase price and all capital contributions it makes to the MVP Joint Venture for a period ending no later than December 31, 2016.

As of September 30, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of September 30, 2016, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $251 million, which included the investment balance on the consolidated balance sheet as of September 30, 2016 and amounts which could have become due under the performance guarantee as of that date.

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

During the three and nine months ended September 30, 2016, EQM received cash distributions from EES of $2.8 million and $8.3 million, respectively, which were included in other income in the accompanying statements of consolidated operations. EQM expects to receive cash distributions of approximately $11 million during the year ended December 31, 2016. As of September 30, 2016 and December 31, 2015, the estimated fair value of EQM's Preferred Interest in EES was approximately $150 million and $140 million, respectively, and the carrying value of EQM's Preferred Interest in EES was $124.3 million at both dates. The fair value of EQM's Preferred Interest in EES is a Level 3 fair value measurement. As of September 30, 2016, the carrying value represents EQM's maximum exposure to loss.

Concurrent with the October 2016 Acquisition, discussed in Note K, the operating agreement of EES was amended to include mandatory redemption of the Preferred Interest at the end of the preference period which is expected to be December 31, 2034. As a result of this amendment, EQM's investment in EES converted to a note receivable effective October 13, 2016. This conversion does not impact the carrying value of this instrument; however, future distributions from EES will be recorded partly as interest income and partly as a reduction in the note receivable.

G.	Credit Facility Borrowings

EQM has a $750 million credit facility that expires in February 2019 (the $750 Million Facility). The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes.

EQM had $91 million of borrowings outstanding on its $750 Million Facility as of September 30, 2016 and had $299 million outstanding as of December 31, 2015. The maximum amount of EQM’s outstanding credit facility borrowings was $91 million and $404 million at any time during the three months ended September 30, 2016 and 2015, respectively, and $299 million and $404 million at any time during the nine months ended September 30, 2016 and 2015, respectively. The average daily balance of credit facility borrowings outstanding was approximately $34 million and $357 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $67 million and $241 million for the nine months ended September 30, 2016 and 2015, respectively. Interest was incurred on the credit facility borrowings at a weighted average annual interest rate of approximately 2.0% and 1.9% for the three and nine months ended September 30, 2016, respectively, and approximately 1.7% for the three and nine months ended September 30, 2015.

On October 26, 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). The 364-Day Facility will mature on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. EQM may terminate the 364-Day Facility at any time by repaying in full the unpaid principal amount of all loans together with interest thereon. The 364-Day Facility is available for general partnership purposes and does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest will accrue on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $750 Million Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $750 Million Facility and (ii) 10 basis points.

H.	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As of September 30, 2016 and December 31, 2015, the estimated fair value of EQM's long-term debt was approximately $493 million and $414 million, respectively, and the carrying value of EQM's long-term debt was approximately $494 million and $493 million, respectively. The fair value of EQM's long-term debt is a Level 2 fair value measurement. See Note F for the fair value of EQM's Preferred Interest in EES.

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

On October 25, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the third quarter of 2016 of $0.815 per common unit. The cash distribution will be paid on November 14, 2016 to unitholders of record, including EQGP, at the close of business on November 4, 2016. Based on the 80,581,758 EQM common units outstanding on October 27, 2016, cash distributions to EQGP related to its general partner interest and incentive distribution rights in EQM will be $1.6 million and $24.9 million, respectively. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2016 distribution.

K.	Subsequent Events

On October 13, 2016, EQM entered into a Purchase and Sale Agreement with EQT and certain of EQT's affiliates pursuant to which EQM acquired from EQT (i) 100% of the outstanding limited liability company interests of Allegheny Valley Connector, LLC (AVC) and Rager Mountain Storage Company LLC (Rager) and (ii) certain gathering assets located in southwestern Pennsylvania and West Virginia (the Gathering Assets) (collectively, the October 2016 Acquisition). The closing of the October 2016 Acquisition occurred on October 13, 2016 and was effective as of October 1, 2016. The aggregate consideration paid by EQM to EQT in connection with the October 2016 Acquisition was $275 million, which was funded with borrowings under the $750 Million Facility.

AVC, Rager and the Gathering Assets were businesses and the October 2016 Acquisition was a transaction between entities under common control. Therefore, EQM will record the acquired assets and liabilities at their carrying amounts to EQT on the effective date of the transaction, and the difference between EQT’s net carrying amount and the total consideration paid to EQT will be recorded as a capital transaction with EQT. EQM will recast its consolidated financial statements to reflect the October 2016 Acquisition as if the assets were owned for all periods presented beginning with its Annual Report on Form 10-K for the year ended December 31, 2016.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM, including guidance regarding EQM’s gathering and transmission and storage revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the MVP project; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete asset acquisitions; the amount and timing of distributions, including expected increases; the expected cash distributions from EES; the amounts and timing of projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQM has based these forward-looking statements on current expectations and assumptions about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM’s control. The risks and uncertainties that may affect the operations, performance and results of EQM’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in EQM’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

EXECUTIVE OVERVIEW

For the three months ended September 30, 2016, EQM reported net income of $126.6 million compared to $94.1 million for the three months ended September 30, 2015. The increase primarily resulted from higher revenues from both gathering and transmission and storage, which were primarily driven by affiliate production development in the Marcellus Shale, higher other income and lower interest expense. These items were partly offset by an increase in operating expenses, consistent with the growth of the business.

For the nine months ended September 30, 2016, EQM reported net income of $380.4 million compared to $280.7 million for the nine months ended September 30, 2015. The increase resulted from higher revenues from both gathering and transmission and storage which were primarily driven by affiliate production development in the Marcellus Shale, higher other income and lower interest and income tax expense. These items were partly offset by an increase in operating expenses consistent with the growth of the business.

EQM declared a cash distribution to unitholders of $0.815 per unit on October 25, 2016, which was 4% higher than the second quarter 2016 distribution of $0.78 per unit and 21% higher than the third quarter 2015 distribution of $0.675 per unit.

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

GATHERING

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$80,735	$64,091	26.0	$240,652	$182,440	31.9
Volumetric based fee revenues:
Usage fees under firm contracts(1)	10,024	8,562	17.1	31,516	25,176	25.2
Usage fees under interruptible contracts	2,647	6,230	(57.5)	8,835	23,190	(61.9)
Total volumetric based fee revenues	12,671	14,792	(14.3)	40,351	48,366	(16.6)
Total operating revenues	93,406	78,883	18.4	281,003	230,806	21.7
Operating expenses:
Operating and maintenance	9,180	9,546	(3.8)	26,259	26,563	(1.1)
Selling, general and administrative	7,729	6,033	28.1	24,700	19,598	26.0
Depreciation and amortization	7,000	5,441	28.7	20,634	15,841	30.3
Total operating expenses	23,909	21,020	13.7	71,593	62,002	15.5
Operating income	$69,497	$57,863	20.1	$209,410	$168,804	24.1

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm reservation	1,523	1,120	36.0	1,463	1,059	38.1
Volumetric based services(2)	342	386	(11.4)	359	409	(12.2)
Total gathered volumes	1,865	1,506	23.8	1,822	1,468	24.1

Capital expenditures	$84,030	$55,387	51.7	$235,740	$160,685	46.7

(1)	Includes fees on volumes gathered in excess of firm contracted capacity.

(2)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Gathering revenues increased by $14.5 million primarily as a result of higher affiliate and third party volumes gathered for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, driven by production development in the Marcellus Shale. EQM increased firm reservation fee revenues as a result of affiliates and third parties contracting for additional capacity under firm contracts, which resulted in increased firm gathering capacity of approximately

300 MMcf per day following the completion of the NWV Gathering and Jupiter expansion projects in the fourth quarter of 2015. The decrease in usage fees under interruptible contracts was primarily due to these additional contracts for firm capacity.

Operating expenses increased by $2.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Selling, general and administrative expense increased primarily as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the NWV Gathering and Jupiter expansion projects.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Gathering revenues increased by $50.2 million primarily as a result of higher affiliate and third party volumes gathered for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, driven by production development in the Marcellus Shale. EQM increased firm reservation fee revenues as a result of affiliates and third parties contracting for additional capacity under firm contracts, which resulted in a decrease in usage fees under interruptible contracts.

Operating expenses increased by $9.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Selling, general and administrative expense increased primarily as a result of higher allocations and personnel costs from EQT. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the NWV Gathering and Jupiter expansion projects.

TRANSMISSION AND STORAGE

Operating revenues and operating expenses related to the Allegheny Valley Connector (AVC) facilities did not have an impact on adjusted EBITDA or distributable cash flow as the excess of the AVC revenues over operating and maintenance and selling, general and administrative expenses were paid to EQT as the monthly lease payment. All revenues related to the AVC facilities are from third parties.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$59,610	$57,238	4.1	$190,003	$182,092	4.3
Volumetric based fee revenues:
Usage fees under firm contracts(1)	14,600	11,200	30.4	42,274	30,217	39.9
Usage fees under interruptible contracts	3,220	1,468	119.3	10,161	5,098	99.3
Total volumetric based fee revenues	17,820	12,668	40.7	52,435	35,315	48.5
Total operating revenues	77,430	69,906	10.8	242,438	217,407	11.5
Operating expenses:
Operating and maintenance	8,489	8,910	(4.7)	23,862	23,604	1.1
Selling, general and administrative	8,383	8,172	2.6	24,495	23,987	2.1
Depreciation and amortization	8,704	7,776	11.9	25,659	21,561	19.0
Total operating expenses	25,576	24,858	2.9	74,016	69,152	7.0
Operating income	$51,854	$45,048	15.1	$168,422	$148,255	13.6

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	1,440	1,751	(17.8)	1,515	1,866	(18.8)
Volumetric based services(2)	610	300	103.3	556	257	116.3
Total transmission pipeline throughput	2,050	2,051	—	2,071	2,123	(2.4)

Average contracted firm transmission reservation commitments (BBtu per day)	2,365	2,390	(1.0)	2,591	2,567	0.9

Capital expenditures	$66,615	$36,788	81.1	$221,731	$116,270	90.7

(1)	Includes commodity charges and fees on volumes transported in excess of firm contracted capacity.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Transmission and storage revenues increased by $7.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This was driven by higher usage fees under firm contracts as a result of an increase in affiliate volumes in excess of firm capacity associated with increased production development in the Marcellus Shale, partly offset by lower usage fees from third party producers which is reflected in reduced firm capacity reservation throughput for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This reduction did not have a significant impact on firm reservation fee revenues. Firm reservation fee revenues increased as a result of higher contractual rates on existing contracts in the current year. Usage fees under interruptible contracts for the three months ended September 30, 2016 increased as a result of higher affiliate and third party volumes transported on an interruptible basis.

Operating expenses increased by $0.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of higher depreciation and amortization expense primarily related to the increased investment in the AVC facilities.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Transmission and storage revenues increased by $25.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Higher usage fees under firm contracts were driven by an increase in affiliate volumes in excess of firm capacity associated with increased production development in the Marcellus Shale, partly offset by lower usage fees from third party producers which is reflected in reduced firm capacity reservation throughput for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These volumes also decreased as a result of warmer weather during the first quarter of 2016. This decrease in transported volumes did not have a significant impact on firm reservation fee revenues. Firm reservation fee revenues increased as a result of higher contractual rates on existing contracts in the current year. Usage fees under interruptible contracts for the nine months ended September 30, 2016 increased as a result of higher affiliate and third party volumes transported on an interruptible basis.

Operating expenses increased by $4.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of higher depreciation and amortization expense related to the increased investment in the AVC facilities and additional assets placed in-service.

Other Income Statement Items

Other income increased by $10.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily driven by increased AFUDC - equity of $5.7 million mainly attributable to increased spending on the OVC project, distributions received from EES of $2.8 million which began in January 2016 and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. Other income increased by $25.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily driven by increased AFUDC - equity of $11.5 million mainly attributable to increased spending on the OVC project, distributions received from EES of $8.3 million and higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

Interest expense decreased by $3.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily driven by higher capitalized interest and AFUDC - debt associated with increased spending on regulated projects of $1.6 million, decreased interest expense of $1.3 million on lower credit facility borrowings and lower capital lease interest expense. Interest expense decreased by $7.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily driven by higher capitalized interest and AFUDC - debt of $3.2 million associated with increased spending on regulated projects, lower capital lease interest expense of $2.1 million and decreased interest expense on lower credit facility borrowings. As a result of the OVC beginning service on October 1, 2016, AFUDC - debt will substantially decrease in the fourth quarter of 2016.

Concurrent with the October 2016 Acquisition, discussed in Note K, the operating agreement of EES was amended to include mandatory redemption of the Preferred Interest at the end of the preference period which is expected to be December 31, 2034. As a result of this amendment, EQM's investment in EES converted to a note receivable effective October 13, 2016. This conversion does not impact the carrying value of this instrument, however, future distributions from EES will be recorded partly as interest income and partly as a reduction in the note receivable. This change will decrease the amount of other income recognized in future periods and increase interest income. It will have no impact on expected cash flows during the preference period.

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

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of the non-GAAP financial measures adjusted EBITDA and distributable cash flow with the most directly comparable GAAP financial measures of net income and net cash provided by operating activities as derived from EQM's Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016 and June 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Net income	$126,568	$94,116	$380,395	$280,741
Add:
Interest expense	7,662	11,264	27,311	34,361
Depreciation and amortization expense	15,704	13,217	46,293	37,402
Income tax expense	—	—	—	6,703
Non-cash long-term compensation expense	—	328	195	1,133
Less:
Equity income	(2,700)	(753)	(6,139)	(1,147)
AFUDC – equity	(7,412)	(1,716)	(15,126)	(3,599)
Capital lease payments for AVC (1)	(3,786)	(3,078)	(17,186)	(15,349)
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (2)	—	—	—	(19,841)
Adjusted EBITDA	$136,036	$113,378	$415,743	$320,404
Less:
Interest expense excluding capital lease interest	(2,926)	(5,697)	(11,979)	(16,971)
Capitalized interest and AFUDC - debt (3)	(3,171)	—	(6,307)	—
Ongoing maintenance capital expenditures net of expected reimbursements (4)	(4,230)	(5,902)	(9,360)	(8,827)
Distributable cash flow	$125,709	$101,779	$388,097	$294,606

Net cash provided by operating activities	$101,673	$80,761	$370,353	$319,863
Adjustments:
Capital lease payments for AVC (1)	(3,786)	(3,078)	(17,186)	(15,349)
Capital lease interest expense	4,736	5,567	15,332	17,390
Capitalized interest and AFUDC - debt (3)	(3,171)	—	(6,307)	—
Ongoing maintenance capital expenditures, net of expected reimbursements (4)	(4,230)	(5,902)	(9,360)	(8,827)
Current tax expense (benefit)	—	—	—	3,705
Adjusted EBITDA attributable to NWV Gathering prior to acquisition (2)	—	—	—	(19,841)
Other, including changes in working capital	30,487	24,431	35,265	(2,335)
Distributable cash flow	$125,709	$101,779	$388,097	$294,606

(1)	Reflects capital lease payments due under the lease. These lease payments are generally made monthly on a one month lag.

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

(3)
As a result of the increased significance of capitalized interest and AFUDC - debt in 2016, this line item was added as an adjustment to the calculation of distributable cash flow for the three and nine months ended September 30, 2016. Had distributable cash flow been calculated on a consistent basis, it would have been $1.5 million and $3.1 million lower for the three and nine months ended September 30, 2015, respectively, than the numbers presented herein.

(4)
Ongoing maintenance capital expenditures, net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $0.4 million and $5.7 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $7.4 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, it excludes ongoing maintenance attributable to NWV Gathering prior to acquisition of $0.3 million for the nine months ended September 30, 2015.

See "Executive Overview" above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $22.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and $95.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale, the NWV Gathering Acquisition, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, and distributions from EES.

Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $50.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as discussed in the “Capital Resources and Liquidity" section below. Distributable cash flow increased by $23.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and $93.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 mainly attributable to the increase in adjusted EBITDA.

Outlook

EQM’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on the combination of its relationship with EQT and its strategically located assets, which cover portions of the Marcellus and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Midwest, Gulf Coast and Southeast regions. Additionally, EQM may pursue asset acquisitions from third parties or, if EQT were to purchase assets or companies that contain midstream assets, EQT may make those assets available to EQM. Should EQT choose to pursue midstream asset sales, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Ohio Valley Connector. The OVC, which began service on October 1, 2016, is a 37-mile pipeline that extends EQM's transmission and storage system from northern West Virginia to Clarington, Ohio, at which point it interconnects with the Rockies Express Pipeline and may interconnect with other pipelines and liquidity points. The OVC will provide approximately 850 BBtu per day of transmission capacity with an aggregate compression of approximately 38,000 horsepower at an estimated cost of $360 million, excluding AFUDC, of which $220 million is expected to be spent in 2016. EQT has entered into a 20-year transportation service agreement with EQM for a total of 650 BBtu per day of firm transmission capacity on the OVC.

•
Range Resources Header Pipeline Project. EQM is constructing a natural gas header pipeline for a subsidiary of Range Resources Corporation (Range Resources) in southwestern Pennsylvania to support Marcellus development. The pipeline is expected to cost approximately $250 million and is contracted to provide 600 MMcf per day of firm capacity backed by a ten-year firm capacity reservation commitment. EQM plans to complete the project in two phases. On October 1, 2016, phase one was placed into service providing 75 MMcf per day of firm capacity. Phase two is expected to be completed during the first half of 2017. EQM expects to invest approximately $180 million on the project in 2016.

•
Gathering Expansion Projects. EQM expects to invest a total of approximately $370 million, of which approximately $90 million is expected to be spent during 2016, related to expansion in the NWV Gathering development area. These expenditures are part of a fully subscribed expansion project expected to raise total firm gathering capacity in the

NWV Gathering development area to 640 MMcf per day by mid-year 2017. EQM also plans to invest approximately $20 million in the Jupiter development area to install a gathering pipeline that will extend the gathering system to include additional EQT Production development areas in Greene County, Pennsylvania. As described in Note K, EQM acquired certain gathering assets located in southwestern Pennsylvania and West Virginia from EQT as part of the October 2016 Acquisition. EQM expects to invest approximately $105 million over the next several years to complete planned expansion projects including the installation of approximately 20 miles of pipeline and four compressor units. EQM expects to spend approximately $5 million on this expansion project during the fourth quarter of 2016.

•
Equitrans and AVC Expansion Projects. EQM is evaluating several multi-year transmission capacity expansion projects to support production growth in the Marcellus and Utica Shales that could total an additional 1.5 Bcf per day of capacity by year-end 2018. The projects may include additional compression, pipeline looping and new header pipelines. EQM expects to spend approximately $20 million on these expansion projects during 2016. As described in Note K, EQM acquired AVC from EQT as part of the October 2016 Acquisition. EQM expects to invest approximately $50 million in AVC related growth projects during the remainder of 2016 and 2017, of which approximately $25 million is expected to be spent during the fourth quarter of 2016.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of October 27, 2016. The 42 inch diameter MVP has a targeted initial capacity of 2.0 Bcf per day and is estimated to span 300-miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2016, EQM expects to provide capital contributions of approximately $100 million to the MVP Joint Venture, primarily in support of material orders, environmental and land assessments and engineering design work. Expenditures are expected to increase substantially as construction commences, with the bulk of the expenditures expected to be made in 2017 and 2018. The MVP Joint Venture has secured a total of 2.0 Bcf per day of 20-year firm capacity commitments, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. The MVP Joint Venture submitted the MVP certificate application to the FERC in October 2015, and the FERC issued the Notice of Schedule for Environmental Review (NOS) and the Draft Environmental Impact Statement on June 28, 2016 and September 16, 2016, respectively. Based on the schedule provided in the NOS, the MVP Joint Venture anticipates receiving the certificate in mid-2017. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

See further discussion of capital expenditures in the “Capital Requirements” section below.

Commodity Prices

EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Appalachian Basin market prices for natural gas were depressed throughout 2015 and the first nine months of 2016. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. In response to the depressed commodity price environment, a number of large natural gas producers announced their intention to re-evaluate and/or reduce their drilling programs in certain areas, including the Appalachian Basin. EQT's 2016 capital expenditure forecast is significantly lower than EQT's 2015 capital expenditures. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 49% of transmission and storage revenues and 4% of gathering revenues for the nine months ended September 30, 2016, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM, and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it, and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQM believes the high percentage of its revenues derived from reservation charges under long-term, firm contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risk Factors - Risks Inherent in Our Business - Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our distributable cash flow" included in Item 1A, "Risk Factors" of EQM's Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Resources and Liquidity

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures and potential acquisitions, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership units. EQM expects to fund its remaining 2016 capital expenditures with cash on hand and available debt capacity.

Operating Activities

Net cash flows provided by operating activities totaled $370.4 million for the nine months ended September 30, 2016 compared to $319.9 million for the nine months ended September 30, 2015. The $50.5 million increase was driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein, distributions received from EES of $8.3 million and lower interest and income tax expense, partly offset by the timing of payments between the two periods.

Investing Activities

Net cash flows used in investing activities totaled $494.1 million for the nine months ended September 30, 2016 compared to $891.7 million for the nine months ended September 30, 2015. The $397.6 million decrease was primarily attributable to the acquisition of the NWV Gathering net assets from EQT and the Preferred Interest Acquisition, both of which occurred during the nine months ended September 30, 2015. These decreases were partly offset by increased capital expenditures as further described in the "Capital Requirements" section herein.

Financing Activities

Net cash used in financing activities totaled $227.0 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $446.9 million for the nine months ended September 30, 2015. The primary financing uses of cash for the nine months ended September 30, 2016 were net credit facility repayments and distributions to unitholders. The primary financing sources of cash for the period were the sale of common units under the $750 million ATM Program. Financing cash inflows for the first nine months of 2015 were from the March 2015 equity offering and net credit facility borrowings; the primary financing cash payments were for the NWV Gathering Acquisition in excess of net assets acquired and distributions to unitholders.

Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The following table presents capital expenditures for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands)
Expansion capital expenditures (1)	$145,489	$80,078	$446,747	$257,932
Maintenance capital expenditures:
Ongoing maintenance	4,645	11,562	9,937	16,572
Funded regulatory compliance	511	535	787	2,451
Total maintenance capital expenditures	5,156	12,097	10,724	19,023
Total capital expenditures (2)	$150,645	$92,175	$457,471	$276,955

(1)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture. Capital contributions to the MVP Joint Venture were $35.6 million and $76.3 million for the three and nine months ended September 30, 2016, respectively. In the first quarter of 2015, EQM paid approximately $54.2 million for its acquisition of EQT's ownership interest in the MVP Joint Venture as described in Note B.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $45.4 million, $49.3 million and $18.3 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. Accrued capital expenditures were approximately $23.5 million, $27.0 million and $51.1 million at September 30, 2015, June 30, 2015 and December 31, 2014, respectively.

Expansion capital expenditures increased by $65.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of the timing of spending on projects. In the third quarter of 2016, expansion capital expenditures primarily related to the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. In the third quarter of 2015, expansion capital expenditures primarily related to the OVC, the Jupiter and NWV Gathering expansions. EQM completed the Jupiter gathering expansion in the fourth quarter of 2015.

Expansion capital expenditures increased by $188.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of the timing of spending on projects. In 2016, expansion capital expenditures primarily related to the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. In 2015, expansion capital expenditures primarily related to the Jupiter and NWV Gathering expansions and the OVC.

In 2016, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be approximately $660 million and ongoing maintenance capital expenditures are expected to be approximately $25 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and are expected to grow substantially in future periods for the Range Resources Header Pipeline project, the NWV Gathering expansion, the gathering and AVC expansion projects associated with the October 2016 Acquisition and capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facility, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential midstream projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Credit Facility Borrowings

EQM has a $750 Million Facility that expires in February 2019 and had $91 million of borrowings outstanding as of September 30, 2016. The $750 Million Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. Subject to certain terms and conditions, the $750 Million Facility has an accordion feature that allows EQM to increase the available revolving borrowings under the facility by up to an additional $250 million. In addition, the $750 Million Facility includes a sublimit up to $75 million for same-day swing line advances and a sublimit up to $150 million for letters of credit. EQM has the right to request that one or more lenders make term loans to it under the $750 Million Facility subject to the satisfaction of certain conditions, which term loans will be secured by cash and qualifying investment grade securities. EQM’s obligations under the revolving portion of the $750 Million Facility are unsecured.

EQM’s $750 Million Facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The covenants and events of default under the $750 Million Facility relate to maintenance of permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $750 Million Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). As of September 30, 2016, EQM was in compliance with all debt provisions and covenants.

On October 26, 2016, EQM entered into the 364-Day Facility (as defined in Note G) with EQT, which will mature on October 25, 2017. See Note G for further discussion of the uncommitted revolving loan agreement.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at September 30, 2016.

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

$750 million ATM Program

As of October 27, 2016, EQM had approximately $443 million in remaining capacity under the $750 million ATM Program.

Distributions

On October 25, 2016, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the third quarter of 2016 of $0.815 per common unit. The cash distribution will be paid on November 14, 2016 to unitholders of record, including EQGP, at the close of business on November 4, 2016. Based on the 80,581,758 EQM common units outstanding on October 27, 2016, cash distributions to EQGP related to its general partner interest and incentive distribution rights in EQM will be $1.6 million and $24.9 million, respectively. These distribution amounts to EQGP are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2016 distribution.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate and EQM will be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s remaining obligations to make capital contributions to the MVP Joint Venture in connection with the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

Critical Accounting Policies

EQM’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in EQM’s Annual Report on Form 10-K for the year ended December 31, 2015.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM’s consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2016. The application of EQM’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings on its credit facilities. EQM's long-term borrowings are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note G to the consolidated financial statements for further discussion of EQM's borrowings and Note H to the consolidated financial statements for a discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.

Credit Risk

EQM is exposed to credit risk which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariff requires tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariff does not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the nine months ended September 30, 2016, approximately 90% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans by EQT Energy, LLC, one of Equitrans’ largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At September 30, 2016, EQT’s public senior debt had an investment grade credit rating.

Other Market Risks

EQM's $750 Million Facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the 18 financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, EQM’s internal control over financial reporting.

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

Item 5. Other Information

364-Day Facility

On October 26, 2016, EQM entered into the 364-Day Facility (as defined in Note G) with EQT, which will mature on October 25, 2017. The 364-Day Facility will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. EQM may terminate the 364-Day Facility at any time by repaying in full the unpaid principal amount of all loans together with interest thereon. The 364-Day Facility is available for general partnership purposes and does not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest will accrue on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under EQM’s $750 Million Facility (as defined in Note G), less the sum of (i) the then applicable commitment fee under the $750 Million Facility and (ii) 10 basis points.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the 364-Day Facility, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated in this Item 5 by reference.

Relationships

The EQM General Partner is indirectly controlled by EQT through EQT’s control of EQGP.  As of September 30, 2016, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partnership interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the incentive distribution rights in EQM. As of September 30, 2016, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

Item 6. Exhibits

2.1
Purchase and Sale Agreement, dated as of October 13, 2016, by and among EQT Corporation, EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT Midstream Partners, LP, Equitrans Investments, LLC, Equitrans, L.P. and EQM Gathering Opco, LLC.  EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

10.1	364-Day Uncommitted Revolving Loan Agreement, dated as of October 26, 2016, by and between EQT Corporation and EQT Midstream Partners, LP.
10.2
Amendment No. 3 to Jupiter Gas Gathering Agreement, dated as of August 1, 2016, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC) on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.

10.3	Transition Agreement and General Release, dated as of September 9, 2016, by and between EQT Corporation and Theresa Z. Bone.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By:	EQT Midstream Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date:  October 27, 2016

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
2.1
Purchase and Sale Agreement, dated as of October 13, 2016, by and among EQT Corporation, EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQT Midstream Partners, LP, Equitrans Investments, LLC, Equitrans, L.P. and EQM Gathering Opco, LLC.  EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on October 13, 2016.
10.1	364-Day Uncommitted Revolving Loan Agreement, dated as of October 26, 2016, by and between EQT Corporation and EQT Midstream Partners, LP.	Filed herewith as Exhibit 10.1.
10.2
Amendment No. 3 to Jupiter Gas Gathering Agreement, dated as of August 1, 2016, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC (as assignee of EQT Gathering, LLC) on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.2.
10.3	Transition Agreement and General Release, dated as of September 9, 2016, by and between EQT Corporation and Theresa Z. Bone.	Filed herewith as Exhibit 10.3.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.