Form 10-Q
period 2017-03-31
EQT Midstream Partners, LP
filed 2017-04-27
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒		Accelerated Filer ☐	Emerging Growth Company ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐  No  ☒

As of March 31, 2017, there were 80,581,758 Common Units and 1,443,015 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQT Midstream Partners, LP and subsidiaries (collectively, EQM) as net income plus net interest expense, depreciation and amortization expense, income tax expense, Preferred Interest (as defined below) payments received post conversion and non-cash long-term compensation expense less equity income, AFUDC – equity (as defined below), pre-acquisition capital lease payments for Allegheny Valley Connector, LLC (AVC) and adjusted EBITDA of assets prior to acquisition.

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

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt, and ongoing maintenance capital expenditures net of expected reimbursements.

firm contracts – contracts for gathering, transmission or storage services that obligate customers to pay a fixed monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the actual capacity used by a customer during each month.

gas – all references to “gas” refer to natural gas.

October 2016 Acquisition – On October 13, 2016, EQM acquired from EQT Corporation and subsidiaries (collectively, EQT) 100% of the outstanding limited liability company interests of AVC and Rager Mountain Storage Company LLC (Rager) and certain gathering assets located in southwestern Pennsylvania and northern West Virginia (the Gathering Assets). The closing of the October 2016 Acquisition was effective as of October 1, 2016.

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

Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES).

The $750 Million ATM Program – EQM's at-the-market (ATM) common unit offering program, pursuant to which a group of managers, acting as EQM's sales agents, may sell EQM common units having an aggregate offering price of up to $750 million.

throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations	Measurements
ASU – Accounting Standards Update	Btu = one British thermal unit
FASB – Financial Accounting Standards Board	BBtu = billion British thermal units
FERC – Federal Energy Regulatory Commission	Bcf = billion cubic feet
GAAP – United States Generally Accepted Accounting Principles	Dth = dekatherm or million British thermal units
IPO – Initial Public Offering	MMBtu = million British thermal units
IRS – Internal Revenue Service	Mcf = thousand cubic feet
SEC – Securities and Exchange Commission	MMcf = million cubic feet

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended March 31,
	2017	2016
	(Thousands, except per unit amounts)
Operating revenues (2)	$203,426	$185,786
Operating expenses:
Operating and maintenance (3)	20,286	17,136
Selling, general and administrative (3)	17,480	17,523
Depreciation and amortization	20,547	14,007
Total operating expenses	58,313	48,666
Operating income	145,113	137,120
Other income (4)	6,009	7,602
Net interest expense (5)	7,926	4,552
Income before income taxes	143,196	140,170
Income tax expense	—	3,435
Net income	$143,196	$136,735

Calculation of limited partners' interest in net income:
Net income	$143,196	$136,735
Less pre-acquisition net income allocated to parent	—	(7,670)
Less general partner interest in net income – general partner units	(2,519)	(2,355)
Less general partner interest in net income – incentive distribution rights (IDRs)	(30,686)	(18,832)
Limited partners' interest in net income	$109,991	$107,878

Net income per limited partner unit – basic	$1.36	$1.39
Net income per limited partner unit – diluted	$1.36	$1.39

Weighted average limited partner units outstanding – basic	80,602	77,593
Weighted average limited partner units outstanding – diluted	80,602	77,675

Cash distributions declared per unit (6)	$0.89	$0.745

(1)
As discussed in Note A, EQM’s consolidated financial statements for the three months ended March 31, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

(2)	Operating revenues included affiliate revenues from EQT of $143.4 million and $135.3 million for the three months ended March 31, 2017 and 2016, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $9.9 million and $8.1 million for the three months ended March 31, 2017 and 2016, respectively. Selling, general and administrative expense included charges from EQT of $16.4 million and $16.1 million for the three months ended March 31, 2017 and 2016, respectively. See Note E.

(4)
For the three months ended March 31, 2017, other income included equity income from Mountain Valley Pipeline, LLC (MVP Joint Venture) of $4.3 million. For the three months ended March 31, 2016, other income included distributions received from EES of $2.8 million and equity income from the MVP Joint Venture of $1.6 million. See Note F.

(5)	For the three months ended March 31, 2017, net interest expense included $1.7 million of interest income on the Preferred Interest in EES.

(6)	Represents the cash distributions declared related to the period presented. See Note J.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$143,196	$136,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,547	14,007
Deferred income taxes	—	2,975
Equity income	(4,277)	(1,589)
AFUDC – equity	(1,699)	(2,937)
Non-cash long-term compensation expense	225	195
Changes in other assets and liabilities:
Accounts receivable	(968)	(535)
Accounts payable	364	(302)
Due to/from EQT affiliates	107	(28,429)
Other assets and other liabilities	3,927	(3,793)
Net cash provided by operating activities	161,422	116,327

Cash flows from investing activities:
Capital expenditures	(62,947)	(124,625)
Capital contributions to the MVP Joint Venture	(19,760)	(11,430)
Sales of interests in the MVP Joint Venture	—	12,533
Principal payments received on Preferred Interest	1,020	—
Net cash used in investing activities	(81,687)	(123,522)

Cash flows from financing activities:
Proceeds from credit facility borrowings	50,000	71,000
Payments on credit facility borrowings	(50,000)	(361,000)
Distributions paid to unitholders	(97,822)	(72,575)
Capital contributions	216	—
Net contributions from EQT	—	9,182
Net cash used in financing activities	(97,606)	(353,393)

Net change in cash and cash equivalents	(17,871)	(360,588)
Cash and cash equivalents at beginning of period	60,368	360,956
Cash and cash equivalents at end of period	$42,497	$368

Cash paid during the period for:
Interest, net of amount capitalized	$9,411	$9,738

(1)
As discussed in Note A, EQM’s consolidated financial statements for the three months ended March 31, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$42,497	$60,368
Accounts receivable (net of allowance for doubtful accounts of $331 as of March 31, 2017 and $319 as of December 31, 2016)	21,630	20,662
Accounts receivable – affiliate	81,654	81,358
Other current assets	5,685	9,671
Total current assets	151,466	172,059

Property, plant and equipment	2,966,817	2,894,858
Less: accumulated depreciation	(334,352)	(316,024)
Net property, plant and equipment	2,632,465	2,578,834

Investment in unconsolidated entity	237,308	184,562
Other assets	139,236	140,385
Total assets	$3,160,475	$3,075,840

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,474	$35,830
Due to related party	18,672	19,027
Capital contribution payable to MVP Joint Venture	40,180	11,471
Accrued interest	11,760	12,016
Accrued liabilities	9,867	8,648
Total current liabilities	123,953	86,992

Long-term debt	986,137	985,732
Other long-term liabilities	10,258	9,562
Total liabilities	1,120,348	1,082,286

Equity:
Common (80,581,758 units issued and outstanding at March 31, 2017 and December 31, 2016)	2,051,188	2,008,510
General partner (1,443,015 units issued and outstanding at March 31, 2017 and December 31, 2016)	(11,061)	(14,956)
Total equity	2,040,127	1,993,554
Total liabilities and equity	$3,160,475	$3,075,840

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (1)

	Predecessor	Limited Partners	General
	Equity	Common	Partner	Total Equity
	(Thousands)
Balance at January 1, 2016	$275,545	$1,598,675	$(30,963)	$1,843,257
Net income	7,670	107,878	21,187	136,735
Capital contributions	—	159	3	162
Equity-based compensation plans	—	195	—	195
Distributions to unitholders	—	(55,039)	(17,536)	(72,575)
Net contributions from EQT	9,182	—	—	9,182
Balance at March 31, 2016	$292,397	$1,651,868	$(27,309)	$1,916,956

Balance at January 1, 2017	$—	$2,008,510	$(14,956)	$1,993,554
Net income	—	109,991	33,205	143,196
Capital contributions	—	956	18	974
Equity-based compensation plans	—	225	—	225
Distributions to unitholders	—	(68,494)	(29,328)	(97,822)
Balance at March 31, 2017	$—	$2,051,188	$(11,061)	$2,040,127

(1)
As discussed in Note A, EQM’s consolidated financial statements for the three months ended March 31, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A.	Financial Statements

Organization

EQM is a growth-oriented Delaware limited partnership. EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP) and is the general partner of EQM.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of March 31, 2017 and December 31, 2016, and the results of its operations, cash flows and equity for the three months ended March 31, 2017 and 2016. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

AVC, Rager and the Gathering Assets were businesses and the October 2016 Acquisition was a transaction between entities under common control; therefore, EQM recorded the assets and liabilities of these entities at their carrying amounts to EQT on the date of the transaction. The difference between EQT’s net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in equity. EQM recast its consolidated financial statements to retrospectively reflect the October 2016 Acquisition as if the entities were owned for all periods presented; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQM’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. EQM expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During 2016, EQM completed an analysis of the impact of the standard on its broad contract types. As a result, EQM anticipates that this standard will not have a material impact on net income. EQM is currently performing a detailed review of the impact of the standard on each of its contracts, which it expects to complete by mid-year 2017. EQM is evaluating the impact of the standard on its related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The primary effect of adopting the new standard will be to record assets and obligations for contracts currently recognized as operating leases. EQM has completed a high level identification of agreements covered by this standard and will continue to evaluate the impact this standard will have on its financial statements and related disclosures.

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

B.	October 2016 Acquisition

Effective October 1, 2016, EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The aggregate consideration paid by EQM to EQT of $275 million was funded by borrowings under the $750 Million Facility (as defined in Note G).

Prior to the October 2016 Acquisition, EQM operated the AVC facilities as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with the AVC facilities were included in EQM’s historical consolidated financial statements and the AVC facilities were depreciated over the lease term of 25 years. In conjunction with the October 2016 Acquisition, the lease agreement was terminated. As a result, EQM's recast of the consolidated financial statements included recasting depreciation expense recognized for the periods prior to the transaction to reflect the pipeline’s useful life of 40 years. The cumulative capital lease depreciation recorded for periods prior to the transaction was eliminated through equity at the time of the acquisition and the consolidated financial statements now reflect the depreciation expense based on the 40 year useful life. This adjustment increased previously reported net income by $2.0 million for the three months ended March 31, 2016.

C.	Equity and Net Income per Limited Partner Unit

The following table summarizes EQM's limited partner common units and general partner units issued from January 1, 2016 through December 31, 2016. EQM did not issue any units during the first quarter of 2017.

	Limited Partner Common Units	General Partner Units	Total
Balance at January 1, 2016	77,520,181	1,443,015	78,963,196
2014 EQM Value Driver Award Program issuance	19,796	—	19,796
EQM Total Return Program issuance	92,472	—	92,472
$750 Million ATM Program	2,949,309	—	2,949,309
Balance at December 31, 2016	80,581,758	1,443,015	82,024,773

As of March 31, 2017, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the IDRs in EQM. As of March 31, 2017, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

Net Income per Limited Partner Unit. Net income attributable to AVC, Rager and the Gathering Assets for periods prior to October 1, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 20,073 and 16,480 for the three months ended March 31, 2017 and 2016, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled zero and 82,190 for the three months ended March 31, 2017 and 2016, respectively.

D.	Financial Information by Business Segment

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$102,329	$98,009
Transmission	101,097	87,777
Total operating revenues	$203,426	$185,786

Operating income:
Gathering	$73,589	$72,604
Transmission	71,524	64,516
Total operating income	$145,113	$137,120

Reconciliation of operating income to net income:
Other income	6,009	7,602
Net interest expense	7,926	4,552
Income tax expense	—	3,435
Net income	$143,196	$136,735

	March 31, 2017	December 31, 2016
	(Thousands)
Segment assets:
Gathering	$1,329,846	$1,292,713
Transmission	1,426,109	1,413,631
Total operating segments	2,755,955	2,706,344
Headquarters, including cash	404,520	369,496
Total assets	$3,160,475	$3,075,840

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Depreciation and amortization:
Gathering	$8,860	$7,263
Transmission	11,687	6,744
Total	$20,547	$14,007

Expenditures for segment assets:
Gathering	$48,838	$73,087
Transmission	21,389	60,071
Total (1)	$70,227	$133,158

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $34.0 million and $26.7 million at March 31, 2017 and December 31, 2016, respectively. Accrued capital expenditures were approximately $32.7 million and $24.1 million at March 31, 2016 and December 31, 2015, respectively.

E.	Related Party Transactions

In the ordinary course of business, EQM engages in transactions with EQT and its affiliates including, but not limited to, transportation service and precedent agreements, storage agreements and gas gathering agreements. Pursuant to the omnibus agreement, EQT performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses EQT for the expenses incurred in providing these services, including direct and indirect costs and expenses attributable to EQT's long-term incentive programs. Pursuant to an operation and management services agreement, EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, provides EQM’s pipelines and storage facilities with certain operational and management services. EQM reimburses EQT Gathering for such services pursuant to the terms of the omnibus agreement. The expenses for which EQM reimburses EQT and its subsidiaries may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis and EQM is unable to estimate what those expenses would be on a stand-alone basis.

F.	Investment in Unconsolidated Entity

MVP Joint Venture. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of March 31, 2017. The MVP Joint Venture has been determined to be a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. EQM accounts for the interest in the MVP Joint Venture as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In February 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for a total amount of $40.2 million, of which $22.1 million was paid on April 13, 2017 and the remaining $18.1 million is expected to be paid on May 12, 2017. The capital contribution payable has been reflected on the consolidated balance sheet as of March 31, 2017 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $4.3 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP.

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

As of March 31, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $328.3 million, which included the investment in unconsolidated entity balance on the consolidated balance sheet as of March 31, 2017 and amounts which could have become due under the performance guarantee as of that date.

G.	Credit Facility Borrowings

$750 Million Facility. EQM has a $750 million credit facility that expires in February 2019. The credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. EQM’s $750 Million Facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default under the $750 Million Facility relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $750 Million Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).

EQM had no borrowings outstanding on its $750 Million Facility as of March 31, 2017 and December 31, 2016. There were no borrowings outstanding at any time during the three months ended March 31, 2017. During the three months ended March 31, 2016, the maximum amount of EQM’s outstanding borrowings under the credit facility at any time was $299 million and the average daily balance was approximately $134 million. Interest was incurred at a weighted average annual interest rate of approximately 1.9% for the three months ended March 31, 2016.

364-Day Facility. In October 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT that matures on October 25, 2017 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $750 Million Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $750 Million Facility and (ii) 10 basis points.

EQM had no borrowings outstanding on the 364-Day Facility as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, the maximum amount of EQM’s outstanding borrowings under the credit facility at any time was $50 million and the average daily balance was approximately $26 million. Interest was incurred at a weighted average annual interest rate of approximately 2.0% for the three months ended March 31, 2017.

As of March 31, 2017, EQM was in compliance with all debt provisions and covenants.

H.	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM's long-term debt is not actively traded, its fair value is a Level 2 fair value measurement estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. As of March 31, 2017 and December 31, 2016, the estimated fair value of EQM's long-term debt was approximately $1,000 million and $982 million, respectively, and the carrying value of EQM's long-term debt was approximately $986 million at both dates. The fair value of the Preferred Interest is a Level 3 fair value measurement which is estimated using an income approach model utilizing a market-based discount rate. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Preferred Interest was approximately $132 million at both periods and the carrying value of the Preferred Interest was approximately $122 million and $123 million, respectively.

I.	Income Taxes

As a result of its limited partnership structure, EQM is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQM flow through to EQM's unitholders; accordingly, EQM does not record a provision for income taxes.

As discussed in Note A, EQM’s consolidated financial statements have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control. Accordingly, the income tax effects associated with these operations prior to acquisition are reflected in the consolidated financial statements as they were previously part of EQT’s consolidated federal tax return.

J.	Distributions

On April 25, 2017, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the first quarter of 2017 of $0.89 per common unit. The cash distribution will be paid on May 15, 2017 to unitholders of record at the close of business on May 5, 2017. Based on the 80,581,758 EQM common units outstanding on April 27, 2017, cash distributions to EQGP will be approximately $19.4 million related to its limited partner interest, $1.8 million related to its general partner interest and $30.7 million related to its IDRs in EQM. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2017 distribution.

EQT Midstream Partners, LP and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets. You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM, including guidance regarding EQM’s gathering and transmission and storage revenue and volume growth; revenue projections; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the timing, cost, capacity and expected interconnections with facilities and pipelines of the MVP project; the ultimate terms, partners and structure of the MVP Joint Venture; natural gas production growth in EQM’s operating areas for EQT and third parties; asset acquisitions, including EQM’s ability to complete asset acquisitions; the amount and timing of distributions, including expected increases; the amounts and timing of projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  EQM has based these forward-looking statements on current expectations and assumptions about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM’s control. The risks and uncertainties that may affect the operations, performance and results of EQM’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in EQM’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

EXECUTIVE OVERVIEW

For the three months ended March 31, 2017, EQM reported net income of $143.2 million compared to $136.7 million for the three months ended March 31, 2016. The increase primarily resulted from higher revenues from both gathering and transmission and storage, which were driven mainly by third party and affiliate production development in the Marcellus Shale and were partly offset by an increase in operating expenses, consistent with the growth of the business.

EQM declared a cash distribution to its unitholders of $0.89 per unit on April 25, 2017, which was 5% higher than the fourth quarter 2016 distribution of $0.85 per unit and 19% higher than the first quarter 2016 distribution of $0.745 per unit.

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

GATHERING RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$94,271	$82,007	15.0
Volumetric based fee revenues:
Usage fees under firm contracts (1)	4,821	10,452	(53.9)
Usage fees under interruptible contracts	3,237	5,550	(41.7)
Total volumetric based fee revenues	8,058	16,002	(49.6)
Total operating revenues	102,329	98,009	4.4
Operating expenses:
Operating and maintenance	10,455	8,945	16.9
Selling, general and administrative	9,425	9,197	2.5
Depreciation and amortization	8,860	7,263	22.0
Total operating expenses	28,740	25,405	13.1
Operating income	$73,589	$72,604	1.4

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,728	1,424	21.3
Volumetric based services (2)	224	473	(52.6)
Total gathered volumes	1,952	1,897	2.9

Capital expenditures	$48,838	$73,087	(33.2)

(1)	Includes fees on volumes gathered in excess of firm contracted capacity.

(2)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Gathering revenues increased by $4.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 driven primarily by third party production development in the Marcellus Shale. EQM increased firm reservation fee revenues as a result of affiliates and third parties contracting for additional capacity under firm contracts following the completion of part of the Range Resources Corporation (Range Resources) Header Pipeline project and a Northern West Virginia Marcellus gathering system (NWV Gathering) expansion project, which together resulted in increased firm gathering capacity of approximately 330 MMcf per day. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $3.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Operating and maintenance expense increased primarily as a result of higher allocations, including personnel costs, from EQT. The increase in depreciation and amortization expense resulted from additional assets placed in-service including those associated with the Range Resources Header Pipeline project and the NWV Gathering expansion project.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$92,274	$70,109	31.6
Volumetric based fee revenues:
Usage fees under firm contracts (1)	2,857	13,429	(78.7)
Usage fees under interruptible contracts	5,966	4,239	40.7
Total volumetric based fee revenues	8,823	17,668	(50.1)
Total operating revenues	101,097	87,777	15.2
Operating expenses:
Operating and maintenance	9,831	8,191	20.0
Selling, general and administrative	8,055	8,326	(3.3)
Depreciation and amortization	11,687	6,744	73.3
Total operating expenses	29,573	23,261	27.1
Operating income	$71,524	$64,516	10.9

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,119	1,622	30.6
Volumetric based services (2)	31	487	(93.6)
Total transmission pipeline throughput	2,150	2,109	1.9

Average contracted firm transmission reservation commitments (BBtu per day)	3,743	3,005	24.6

Capital expenditures	$21,389	$60,071	(64.4)

(1)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Transmission and storage revenues increased by $13.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Firm reservation fee revenues increased due to affiliates and third parties contracting for additional capacity under firm contracts, primarily on the Ohio Valley Connector (OVC), as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $6.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on OVC.

Other Income Statement Items

Other income decreased by $1.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily driven by distributions from EES of $2.8 million which were recorded as other income in the first quarter of 2016 and decreased AFUDC - equity of $1.2 million associated with the OVC project placed in-service in the fourth quarter of 2016, partly offset by higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

Net interest expense increased by $3.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily driven by $5.2 million of interest incurred on EQM's long-term debt issued in November 2016 partly offset by $1.7 million of interest income recorded on distributions from EES.

See Note I to the consolidated financial statements for discussion of income tax expense.

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

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities.

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Net income	$143,196	$136,735
Add:
Net interest expense	7,926	4,552
Depreciation and amortization expense	20,547	14,007
Income tax expense	—	3,435
Preferred Interest payments received post conversion	2,746	—
Non-cash long-term compensation expense	225	195
Less:
Equity income	(4,277)	(1,589)
AFUDC – equity	(1,699)	(2,937)
Pre-acquisition capital lease payments for AVC (1)	—	(9,364)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (2)	—	(3,463)
Adjusted EBITDA	$168,664	$141,571
Less:
Net interest expense excluding interest income on the Preferred Interest	(9,652)	(4,551)
Capitalized interest and AFUDC – debt	(1,600)	(1,736)
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(2,608)	(1,969)
Distributable cash flow	$154,804	$133,315

Net cash provided by operating activities	$161,422	$116,327
Adjustments:
Pre-acquisition capital lease payments for AVC (1)	—	(9,364)
Capitalized interest and AFUDC – debt	(1,600)	(1,736)
Principal payments received on Preferred Interest	1,020	—
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(2,608)	(1,969)
Current tax expense	—	460
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (2)	—	(3,463)
Other, including changes in working capital	(3,430)	33,060
Distributable cash flow	$154,804	$133,315

(1)	Reflects capital lease payments due under the lease. These lease payments were generally made monthly on a one month lag prior to the October 2016 Acquisition.

(2)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by Rager and the Gathering Assets prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the three months ended March 31, 2016 was calculated as net income of $0.2 million plus depreciation and amortization expense of $0.6 million plus income tax expense of $3.4 million less interest income of $0.3 million less AFUDC - equity of $0.4 million.

Adjusted EBITDA attributable to AVC, excluding income tax expense and AFUDC - equity, was previously included in EQM's results as a result of the capital lease and was eliminated from adjusted EBITDA by subtracting the capital lease payment; therefore, there is no adjustment for AVC's adjusted EBITDA prior to acquisition other than the capital lease payments, income tax expense and AFUDC - equity. Net income for AVC including decreased depreciation expense related to the 40 year useful life of the pipeline was $7.4 million for the three months ended March 31, 2016 (see Note B to the consolidated financial statements).

(3)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $1.0 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, it excludes ongoing maintenance attributable to AVC, Rager and the Gathering Assets prior to acquisition of $2.9 million for the three months ended March 31, 2016.

See "Executive Overview" above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $27.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of the October 2016 Acquisition, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, including the elimination of the AVC lease payment, and higher operating income on increased revenues driven by production development in the Marcellus Shale.

Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $45.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as discussed in “Capital Resources and Liquidity." Distributable cash flow increased by $21.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly attributable to the increase in adjusted EBITDA partly offset by increased net interest expense.

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

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of March 31, 2017. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2017, EQM expects to provide capital contributions of approximately $200 million to the MVP Joint Venture, primarily in support of materials, land, engineering design, environmental work and construction activities. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. On March 31, 2017, the FERC issued an updated Notice of Schedule for the environmental review of the MVP. Based on the revised schedule, the MVP Joint Venture anticipates receiving the Final Environmental Impact Statement on June 23, 2017 and anticipates receiving the FERC certificate by the fourth quarter of 2017. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

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

Commodity Prices. EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Appalachian Basin market prices for natural gas were depressed throughout 2016 and the three months ended March 31, 2017. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 52% of transmission and storage revenues and 7% of gathering revenues for the three months ended March 31, 2017, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it, and it is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQM believes the high percentage of its revenues derived from reservation charges under long-term, firm contracts will mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risks Inherent in Our Business - Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our cash available to make distributions" included in Item 1A, "Risk Factors" of EQM's Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Resources and Liquidity

EQM’s principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and capital contributions to the MVP Joint Venture, make cash distributions and satisfy any indebtedness obligations. EQM’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM’s available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership units.

Operating Activities

Net cash flows provided by operating activities totaled $161.4 million for the three months ended March 31, 2017 compared to $116.3 million for the three months ended March 31, 2016. The increase was primarily driven by the timing of working capital payments between the two periods and higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein.

Investing Activities

Net cash flows used in investing activities totaled $81.7 million for the three months ended March 31, 2017 compared to $123.5 million for the three months ended March 31, 2016. The decrease was primarily attributable to decreased capital expenditures as further described in the "Capital Requirements" section herein partly offset by increased capital contributions to the MVP Joint Venture and sales of interests in the MVP Joint Venture in 2016.

Financing Activities

Net cash used in financing activities totaled $97.6 million for the three months ended March 31, 2017 compared to $353.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, the primary use of cash was distributions paid to unitholders. For the three months ended March 31, 2016, the primary uses of cash were repayments of credit facility borrowings and distributions paid to unitholders.

Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations. The following table presents capital expenditures for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(Thousands)
Expansion capital expenditures (1)	$66,645	$127,950
Maintenance capital expenditures:
Ongoing maintenance	3,582	5,033
Funded regulatory compliance	—	175
Total maintenance capital expenditures	3,582	5,208
Total capital expenditures (2)	$70,227	$133,158

(1)	Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $19.8 million and $11.4 million for the three months ended March 31, 2017 and 2016, respectively.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $34.0 million and $26.7 million at March 31, 2017 and December 31, 2016, respectively. Accrued capital expenditures were approximately $32.7 million and $24.1 million at March 31, 2016 and December 31, 2015, respectively.

Expansion capital expenditures decreased by $61.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of decreased spending on the following projects: the OVC, the Range Resources Header Pipeline project and the NWV Gathering expansion. The OVC project, part of the Range Resources Header Pipeline project and a prior expansion project in the NWV Gathering development area were placed into service in the fourth quarter of 2016.

In 2017, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be $500 million to $550 million and ongoing maintenance capital expenditures are expected to be approximately $35 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and are expected to grow substantially in future periods for the capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Credit Facility Borrowings

See Note G to the consolidated financial statements for discussion of EQM’s credit facilities.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at March 31, 2017.

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

$750 Million ATM Program

As of April 27, 2017, EQM had approximately $443 million in remaining capacity under the $750 Million ATM Program.

Distributions

See Note J to the consolidated financial statements for discussion of distributions.

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

Off-Balance Sheet Arrangements

See Note F to the consolidated financial statements for further discussion of the MVP Joint Venture guarantee.

Critical Accounting Policies

EQM’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in EQM’s Annual Report on Form 10-K for the year ended December 31, 2016.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM’s consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2017. The application of EQM’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

Credit Risk

EQM is exposed to credit risk which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariffs do not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the three months ended March 31, 2017, approximately 87% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.’s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At March 31, 2017, EQT’s public senior debt had an investment grade credit rating.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, EQM’s internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors is discussed in Item 1A, “Risk Factors” of EQM’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in EQM’s Annual Report on Form 10-K.

Item 6. Exhibits

2.1
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 30, 2017, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC.

10.1
Amendment No. 2 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of March 30, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.  Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.

10.2	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, by and between EQT Corporation and M. Elise Hyland.
10.3	Transition Agreement and General Release, dated as of February 28, 2017, by and between EQT Corporation and M. Elise Hyland.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By:	EQT Midstream Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date:  April 27, 2017

INDEX TO EXHIBITS

Exhibit No.	Document Description	Method of Filing
2.1
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 30, 2017, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC.
Filed herewith as Exhibit 2.1.
10.1
Amendment No. 2 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of March 30, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.  Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.1.
10.2	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of July 29, 2015, by and between EQT Corporation and M. Elise Hyland.	Filed herewith as Exhibit 10.2.
10.3	Transition Agreement and General Release, dated as of February 28, 2017, by and between EQT Corporation and M. Elise Hyland.	Filed herewith as Exhibit 10.3.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File.	Filed herewith as Exhibit 101.