Form 10-Q
period 2017-09-30
EQT Midstream Partners, LP
filed 2017-10-26
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2017, there were 80,581,758 Common Units and 1,443,015 General Partner Units outstanding.

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

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands, except per unit amounts)
Operating revenues (2)	$207,193	$176,772	$609,585	$540,600
Operating expenses:
Operating and maintenance (3)	20,604	18,198	61,471	51,687
Selling, general and administrative (3)	18,839	17,725	52,212	53,377
Depreciation and amortization	22,244	14,639	64,191	43,177
Total operating expenses	61,687	50,562	177,874	148,241
Operating income	145,506	126,210	431,711	392,359
Other income (4)	6,858	13,479	19,576	31,490
Net interest expense (5)	9,426	2,802	26,014	11,448
Income before income taxes	142,938	136,887	425,273	412,401
Income tax expense	—	3,227	—	10,147
Net income	$142,938	$133,660	$425,273	$402,254

Calculation of limited partners' interest in net income:
Net income	$142,938	$133,660	$425,273	$402,254
Less pre-acquisition net income allocated to parent	—	(7,094)	—	(21,861)
Less general partner interest in net income – general partner units	(2,515)	(2,224)	(7,482)	(6,785)
Less general partner interest in net income – incentive distribution rights (IDRs)	(37,615)	(24,912)	(102,451)	(65,961)
Limited partners' interest in net income	$102,808	$99,430	$315,340	$307,647

Net income per limited partner unit – basic	$1.28	$1.23	$3.91	$3.89
Net income per limited partner unit – diluted	$1.28	$1.23	$3.91	$3.89

Weighted average limited partner units outstanding – basic	80,603	80,599	80,603	78,998
Weighted average limited partner units outstanding – diluted	80,603	80,599	80,603	79,025

Cash distributions declared per unit (6)	$0.98	$0.815	$2.805	$2.34

(1)
As discussed in Note A, EQM’s consolidated financial statements for the three and nine months ended September 30, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

(2)
Operating revenues included affiliate revenues from EQT of $154.2 million and $135.5 million for the three months ended September 30, 2017 and 2016, respectively, and $445.8 million and $408.3 million for the nine months ended September 30, 2017 and 2016, respectively. See Note E.

(3)
Operating and maintenance expense included charges from EQT of $10.7 million and $8.4 million for the three months ended September 30, 2017 and 2016, respectively, and $29.8 million and $25.1 million for the nine months ended September 30, 2017 and 2016, respectively. Selling, general and administrative expense included charges from EQT of $18.1 million and $16.4 million for the three months ended September 30, 2017 and 2016, respectively, and $49.7 million and $49.3 million for the nine months ended September 30, 2017 and 2016, respectively. See Note E.

(4)
For the three and nine months ended September 30, 2017, other income included equity income from Mountain Valley Pipeline, LLC (MVP Joint Venture) of $6.0 million and $15.4 million, respectively. For the three and nine months ended September 30, 2016, other income included distributions received from EES of $2.8 million and $8.3 million, respectively, and equity income from the MVP Joint Venture of $2.7 million and $6.1 million, respectively. See Note F.

(5)	For the three and nine months ended September 30, 2017, net interest expense included $1.7 million and $5.1 million, respectively, of interest income on the Preferred Interest in EES.

(6)	Represents the cash distributions declared related to the period presented. See Note J.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$425,273	$402,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,191	43,177
Deferred income taxes	—	8,774
Equity income	(15,413)	(6,139)
AFUDC – equity	(4,128)	(16,733)
Non-cash long-term compensation expense	225	195
Changes in other assets and liabilities:
Accounts receivable	(1,106)	2,552
Accounts payable	1,848	11,588
Due to/from EQT affiliates	5,627	(60,217)
Other assets and other liabilities	3,686	(5,433)
Net cash provided by operating activities	480,203	380,018

Cash flows from investing activities:
Capital expenditures	(224,591)	(477,605)
Capital contributions to the MVP Joint Venture	(103,448)	(76,297)
Sales of interests in the MVP Joint Venture	—	12,533
Principal payments received on the Preferred Interest	3,103	—
Net cash used in investing activities	(324,936)	(541,369)

Cash flows from financing activities:
Proceeds from the issuance of EQM common units, net of offering costs	—	217,102
Proceeds from credit facility borrowings	334,000	430,000
Payments on credit facility borrowings	(229,000)	(638,000)
Credit facility origination fees	(2,257)	—
Distributions paid to unitholders	(313,515)	(237,263)
Capital contributions	216	5,884
Net contributions from EQT	—	22,672
Net cash used in financing activities	(210,556)	(199,605)

Net change in cash and cash equivalents	(55,289)	(360,956)
Cash and cash equivalents at beginning of period	60,368	360,956
Cash and cash equivalents at end of period	$5,079	$—

Cash paid during the period for:
Interest, net of amount capitalized	$31,091	$15,437

(1)
As discussed in Note A, EQM’s consolidated financial statements for the nine months ended September 30, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS	(Thousands, except number of units)
Current assets:
Cash and cash equivalents	$5,079	$60,368
Accounts receivable (net of allowance for doubtful accounts of $336 as of September 30, 2017 and $319 as of December 31, 2016)	21,768	20,662
Accounts receivable – affiliate	88,103	81,358
Other current assets	8,222	9,671
Total current assets	123,172	172,059

Property, plant and equipment	3,120,662	2,894,858
Less: accumulated depreciation	(375,153)	(316,024)
Net property, plant and equipment	2,745,509	2,578,834

Investment in unconsolidated entity	339,978	184,562
Other assets	138,770	140,385
Total assets	$3,347,429	$3,075,840

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,493	$35,830
Due to related party	28,991	19,027
Capital contribution payable to MVP Joint Venture	48,026	11,471
Accrued interest	10,434	12,016
Accrued liabilities	12,500	8,648
Total current liabilities	137,444	86,992

Credit facility borrowings	105,000	—
Long-term debt	986,947	985,732
Other long-term liabilities	9,877	9,562
Total liabilities	1,239,268	1,082,286

Equity:
Common (80,581,758 units issued and outstanding at September 30, 2017 and December 31, 2016)	2,111,095	2,008,510
General partner (1,443,015 units issued and outstanding at September 30, 2017 and December 31, 2016)	(2,934)	(14,956)
Total equity	2,108,161	1,993,554
Total liabilities and equity	$3,347,429	$3,075,840

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (1)

	Predecessor	Limited Partners	General
	Equity	Common	Partner	Total Equity
	(Thousands)
Balance at January 1, 2016	$275,545	$1,598,675	$(30,963)	$1,843,257
Net income	21,861	307,647	72,746	402,254
Capital contributions	—	567	10	577
Equity-based compensation plans	—	195	—	195
Distributions to unitholders	—	(175,729)	(61,534)	(237,263)
Net contributions from EQT	22,672	—	—	22,672
Proceeds from issuance of common units, net of offering costs	—	217,102	—	217,102
Balance at September 30, 2016	$320,078	$1,948,457	$(19,741)	$2,248,794

Balance at January 1, 2017	$—	$2,008,510	$(14,956)	$1,993,554
Net income	—	315,340	109,933	425,273
Capital contributions	—	2,576	48	2,624
Equity-based compensation plans	—	225	—	225
Distributions to unitholders	—	(215,556)	(97,959)	(313,515)
Balance at September 30, 2017	$—	$2,111,095	$(2,934)	$2,108,161

(1)
As discussed in Note A, EQM’s consolidated financial statements for the nine months ended September 30, 2016 have been retrospectively recast to include the pre-acquisition results of AVC, Rager and the Gathering Assets, which were acquired by EQM effective on October 1, 2016, because the transaction was between entities under common control.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of September 30, 2017 and December 31, 2016, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows and equity for the nine months ended September 30, 2017 and 2016. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Due to the seasonal nature of EQM’s utility customer contracts, the interim statements for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in EQM’s Annual Report on Form 10-K for the year ended December 31, 2016 as well as “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date which approved a one year deferral of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. EQM expects to adopt the ASUs using the modified retrospective method of adoption on January 1, 2018. During the third quarter of 2017, EQM substantially completed its detailed review of the impact of the standard on each of its contracts. Based on this review, EQM does not expect the standard to have a significant impact on net income. EQM is currently evaluating the impact of the standard on its internal controls and disclosures.

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

Effective October 1, 2016, EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The aggregate consideration paid by EQM to EQT of $275 million was funded by borrowings under the $1 Billion Facility (as defined in Note G).

Prior to the October 2016 Acquisition, EQM operated the AVC facilities as part of its transmission and storage system under a lease agreement with EQT. The lease was a capital lease under GAAP; therefore, revenues and expenses associated with the AVC facilities were included in EQM’s historical consolidated financial statements and the AVC facilities were depreciated over the lease term of 25 years. In conjunction with the October 2016 Acquisition, the lease agreement was terminated. As a result, EQM's recast of the consolidated financial statements included recasting depreciation expense recognized for the periods prior to the transaction to reflect the pipeline’s useful life of 40 years. The cumulative capital lease depreciation recorded for periods prior to the transaction was eliminated through equity at the time of the acquisition and the consolidated financial statements now reflect the depreciation expense based on the 40 year useful life. This adjustment increased previously reported net income by $1.8 million and $5.2 million for the three and nine months ended September 30, 2016, respectively.

C.	Equity and Net Income per Limited Partner Unit

The following table summarizes EQM's limited partner common units and general partner units issued from January 1, 2016 through December 31, 2016. EQM did not issue any units during the nine months ended September 30, 2017.

	Limited Partner Common Units	General Partner Units	Total
Balance at January 1, 2016	77,520,181	1,443,015	78,963,196
2014 EQM Value Driver Award Program issuance	19,796	—	19,796
EQM Total Return Program issuance	92,472	—	92,472
$750 Million ATM Program	2,949,309	—	2,949,309
Balance at December 31, 2016	80,581,758	1,443,015	82,024,773

As of September 30, 2017, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the IDRs in EQM. As of September 30, 2017, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

Net Income per Limited Partner Unit. Net income attributable to AVC, Rager and the Gathering Assets for periods prior to October 1, 2016 was not allocated to the limited partners for purposes of calculating net income per limited partner unit. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 21,298 and 17,481 for the three months ended September 30, 2017 and 2016, respectively, and 20,757 and 17,046 for the nine months ended September 30, 2017 and 2016, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled zero and 27,397 for the three and nine months ended September 30, 2016, respectively.

D.	Financial Information by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$116,522	$99,141	$330,996	$297,305
Transmission	90,671	77,631	278,589	243,295
Total operating revenues	$207,193	$176,772	$609,585	$540,600

Operating income:
Gathering	$85,817	$72,495	$242,716	$218,274
Transmission	59,689	53,715	188,995	174,085
Total operating income	$145,506	$126,210	$431,711	$392,359

Reconciliation of operating income to net income:
Other income	6,858	13,479	19,576	31,490
Net interest expense	9,426	2,802	26,014	11,448
Income tax expense	—	3,227	—	10,147
Net income	$142,938	$133,660	$425,273	$402,254

	September 30, 2017	December 31, 2016
	(Thousands)
Segment assets:
Gathering	$1,422,645	$1,292,713
Transmission	1,453,309	1,413,631
Total operating segments	2,875,954	2,706,344
Headquarters, including cash	471,475	369,496
Total assets	$3,347,429	$3,075,840

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Depreciation and amortization:
Gathering	$9,983	$7,663	$28,398	$22,520
Transmission	12,261	6,976	35,793	20,657
Total	$22,244	$14,639	$64,191	$43,177

Expenditures for segment assets:
Gathering	$48,182	$88,390	$150,728	$247,755
Transmission	22,312	77,940	73,679	253,957
Total (1)	$70,494	$166,330	$224,407	$501,712

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $26.5 million, $31.2 million and $26.7 million at September 30, 2017, June 30, 2017 and December 31, 2016, respectively. Accrued capital expenditures were approximately $48.2 million, $50.7 million and $24.1 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively.

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

MVP Joint Venture. The MVP Joint Venture plans to construct the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2017. The MVP Joint Venture has been determined to be a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. EQM accounts for the interest in the MVP Joint Venture as an equity method investment as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In August 2017, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $48.0 million, of which $27.2 million was paid in October 2017 and the remaining $20.8 million is expected to be paid in November 2017. The capital contribution payable has been reflected on the consolidated balance sheet as of September 30, 2017 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP is reported in other income in the statements of consolidated operations and was $6.0 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $15.4 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. Upon the FERC’s initial release to begin construction of the MVP, EQM's guarantee will terminate. EQM will then be obligated to issue a new guarantee in an amount equal to 33% of MVP Holdco’s proportionate share of the then remaining construction budget, less, subject to certain limits, any credit assurances issued by any affiliate of EQM under such affiliate's precedent agreement with the MVP Joint Venture.

As of September 30, 2017, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $431 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of September 30, 2017 and amounts which could have become due under EQM's performance guarantee as of that date.

The following tables summarize the unaudited condensed financial statements for the investment in unconsolidated entity accounted for under the equity method of accounting.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Thousands)
Current assets	$186,840	$53,959
Noncurrent assets	594,208	361,820
Total assets	$781,048	$415,779

Current liabilities	$33,802	$10,149
Equity	747,246	405,630
Total liabilities and equity	$781,048	$415,779

Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Net interest income	$3,227	$1,460	$8,205	$3,237
AFUDC - equity	10,055	4,474	25,710	10,023
Net income	$13,282	$5,934	$33,915	$13,260

G.	Credit Facility Borrowings

$1 Billion Facility. In July 2017, EQM amended and restated its credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and extend the term to July 2022. The proceeds of the loans made under the $1 Billion Facility may be used by EQM for working capital, capital expenditures, dividends, unit repurchases and other lawful corporate purposes (including purchasing assets from EQT and its subsidiaries and other third parties). Subject to certain terms and conditions, the $1 Billion Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $500 million. EQM’s $1 Billion Facility contains various provisions that, if not complied with, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $1 Billion Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).

EQM had $105 million of borrowings outstanding on its credit facility as of September 30, 2017 and had no borrowings outstanding as of December 31, 2016. During the three and nine months ended September 30, 2017, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $177 million and the average daily balances were approximately $95 million and $32 million, respectively. Interest was incurred at a weighted average annual interest rate of approximately 2.7% for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the maximum amounts of EQM’s outstanding borrowings under the credit facility at any time were $91 million and $299 million, respectively, and the average daily balances were approximately $34 million and $67 million, respectively. Interest was incurred at weighted average annual interest rates of approximately 2.0% and 1.9% for the three and nine months ended September 30, 2016, respectively.

364-Day Facility. EQM has a $500 million, 364-day, uncommitted revolving loan agreement with EQT that matures on October 24, 2018 and will automatically renew for successive 364-day periods unless EQT delivers a non-renewal notice at least 60 days prior to the then current maturity date. Interest accrues on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $1 Billion Facility, or a successor revolving credit facility, less the sum of (i) the then applicable commitment fee under the $1 Billion Facility and (ii) 10 basis points.

EQM had no borrowings outstanding on the 364-Day Facility as of September 30, 2017 and December 31, 2016. During the three and nine months ended September 30, 2017, the maximum amounts of EQM’s outstanding borrowings under the credit facility at any time were $40 million and $100 million, respectively, and the average daily balances were approximately $11 million and $30 million, respectively. For the three and nine months ended September 30, 2017, interest was incurred at weighted average annual interest rates of approximately 2.4% and 2.2%, respectively.

As of September 30, 2017, EQM was in compliance with all debt provisions and covenants.

H.	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair values. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value. As EQM's long-term debt is not actively traded, its fair value is a Level 2 fair value measurement estimated using a standard industry income approach model which utilizes a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. As of September 30, 2017 and December 31, 2016, the estimated fair value of EQM's long-term debt was approximately $1,018 million and $982 million, respectively, and the carrying value of EQM's long-term debt was approximately $987 million and $986 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement which is estimated using an income approach model utilizing a market-based discount rate. As of September 30, 2017 and December 31, 2016, the estimated fair value of the Preferred Interest was approximately $133 million and $132 million, respectively, and the carrying value of the Preferred Interest was approximately $120 million and $123 million, respectively.

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

On October 24, 2017, the Board of Directors of the EQM General Partner declared a cash distribution to EQM’s unitholders for the third quarter of 2017 of $0.98 per common unit. The cash distribution will be paid on November 14, 2017 to unitholders of record at the close of business on November 3, 2017. Based on the 80,581,758 EQM common units outstanding on October 26, 2017, cash distributions to EQGP will be approximately $21.4 million related to its limited partner interest, $2.1 million related to its general partner interest and $37.6 million related to its IDRs in EQM. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the third quarter 2017 distribution.

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

EXECUTIVE OVERVIEW

For the three months ended September 30, 2017, EQM reported net income of $142.9 million compared to $133.7 million for the three months ended September 30, 2016. The increase primarily resulted from higher revenues from both gathering and transmission, which were driven mainly by affiliate and third party production development in the Marcellus Shale, and lower income taxes, partly offset by an increase in operating expenses, higher net interest expense and lower other income.

For the nine months ended September 30, 2017, EQM reported net income of $425.3 million compared to $402.3 million for the nine months ended September 30, 2016. The increase primarily resulted from higher revenues from both transmission and gathering, which were driven mainly by affiliate and third party production development in the Marcellus Shale, and lower income taxes, partly offset by an increase in operating expenses, higher net interest expense and lower other income.

EQM declared a cash distribution to its unitholders of $0.98 per unit on October 24, 2017, which was 5% higher than the second quarter 2017 distribution of $0.935 per unit and 20% higher than the third quarter 2016 distribution of $0.815 per unit.

Business Segment Results

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQM has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQM has reconciled each segment’s operating income to EQM’s consolidated operating income and net income in Note D to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$104,772	$83,560	25.4	$300,901	$249,127	20.8
Volumetric based fee revenues:
Usage fees under firm contracts (1)	7,873	10,024	(21.5)	19,173	31,515	(39.2)
Usage fees under interruptible contracts	3,877	5,557	(30.2)	10,922	16,663	(34.5)
Total volumetric based fee revenues	11,750	15,581	(24.6)	30,095	48,178	(37.5)
Total operating revenues	116,522	99,141	17.5	330,996	297,305	11.3
Operating expenses:
Operating and maintenance	10,219	9,672	5.7	31,082	27,740	12.0
Selling, general and administrative	10,503	9,311	12.8	28,800	28,771	0.1
Depreciation and amortization	9,983	7,663	30.3	28,398	22,520	26.1
Total operating expenses	30,705	26,646	15.2	88,280	79,031	11.7
Operating income	$85,817	$72,495	18.4	$242,716	$218,274	11.2

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,838	1,563	17.6	1,783	1,506	18.4
Volumetric based services (2)	370	451	(18.0)	292	463	(36.9)
Total gathered volumes	2,208	2,014	9.6	2,075	1,969	5.4

Capital expenditures	$48,182	$88,390	(45.5)	$150,728	$247,755	(39.2)

(1)	Includes fees on volumes gathered in excess of firm contracted capacity.

(2)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Gathering revenues increased by $17.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQM increased firm reservation fee revenues primarily as a result of third parties and affiliates contracting for additional firm gathering capacity on the Range Resources Corporation (Range Resources) Header Pipeline project and various affiliate wellhead gathering expansion projects. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $4.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of increased depreciation and amortization expense of $2.3 million due to additional assets placed in-service including those associated with the Range Resources Header Pipeline project and a Northern West Virginia Marcellus gathering system (NWV Gathering) expansion project and higher personnel costs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Gathering revenues increased by $33.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 driven by third party and affiliate production development in the Marcellus Shale. EQM increased firm reservation fee revenues primarily as a result of affiliates and third parties contracting for additional firm gathering capacity on various affiliate wellhead gathering expansion projects and the Range Resources Header Pipeline project. The decrease in usage fees under firm contracts was due to lower affiliate volumes in excess of firm contracted capacity. The decrease in usage fees under interruptible contracts was primarily due to the additional contracts for firm capacity.

Operating expenses increased by $9.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of increased depreciation and amortization expense of $5.9 million due to additional assets placed in-service including those associated with the Range Resources Header Pipeline project and a NWV Gathering expansion project and higher personnel costs.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
FINANCIAL DATA	(Thousands, other than per day amounts)
Firm reservation fee revenues	$84,438	$59,610	41.7	$256,224	$190,003	34.9
Volumetric based fee revenues:
Usage fees under firm contracts (1)	3,427	14,600	(76.5)	9,787	42,274	(76.8)
Usage fees under interruptible contracts	2,806	3,421	(18.0)	12,578	11,018	14.2
Total volumetric based fee revenues	6,233	18,021	(65.4)	22,365	53,292	(58.0)
Total operating revenues	90,671	77,631	16.8	278,589	243,295	14.5
Operating expenses:
Operating and maintenance	10,385	8,526	21.8	30,389	23,947	26.9
Selling, general and administrative	8,336	8,414	(0.9)	23,412	24,606	(4.9)
Depreciation and amortization	12,261	6,976	75.8	35,793	20,657	73.3
Total operating expenses	30,982	23,916	29.5	89,594	69,210	29.5
Operating income	$59,689	$53,715	11.1	$188,995	$174,085	8.6

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,517	1,440	74.8	2,288	1,515	51.0
Volumetric based services (2)	21	610	(96.6)	22	556	(96.0)
Total transmission pipeline throughput	2,538	2,050	23.8	2,310	2,071	11.5

Average contracted firm transmission reservation commitments (BBtu per day)	3,474	2,365	46.9	3,519	2,591	35.8

Capital expenditures	$22,312	$77,940	(71.4)	$73,679	$253,957	(71.0)

(1)	Includes commodity charges and fees on all volumes transported under firm contracts as well as transmission fees on volumes in excess of firm contracted capacity.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Transmission and storage revenues increased by $13.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Firm reservation fee revenues increased due to affiliates contracting for additional firm capacity on the Ohio Valley Connector (OVC). Approximately $3.4 million of the increase was related to a FERC-approved retroactive negotiated rate adjustment for the period October 1, 2016 through June 30, 2017. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $7.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in-service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Transmission and storage revenues increased by $35.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Firm reservation fee revenues increased due to affiliates and third parties contracting for additional firm capacity, primarily on the OVC, as well as higher contractual rates on existing contracts in the current year. The firm capacity on the OVC resulted in lower affiliate usage fees under firm contracts.

Operating expenses increased by $20.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in operating and maintenance expense and depreciation and amortization expense were the result of the OVC project placed in-service in the fourth quarter of 2016. Operating and maintenance expense increased primarily due to property taxes on the OVC and higher personnel costs.

Other Income Statement Items

Other income decreased by $6.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily driven by decreased AFUDC - equity of $7.2 million associated with the OVC project placed in-service in the fourth quarter of 2016 and distributions from EES of $2.8 million for the three months ended September 30, 2016 which were recorded as other income in 2016, partly offset by higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP. Other income decreased by $11.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily driven by decreased AFUDC - equity of $12.6 million associated with the OVC project placed in-service in the fourth quarter of 2016 and distributions from EES of $8.3 million for the nine months ended September 30, 2016 which were recorded as other income in 2016, partly offset by higher equity income related to EQM's portion of the MVP Joint Venture's AFUDC on the MVP.

Net interest expense increased by $6.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily driven by $5.2 million of interest incurred on EQM's long-term debt issued in November 2016 and lower capitalized interest and AFUDC - debt associated with decreased spending on regulated projects, partly offset by $1.7 million of interest income recorded on distributions from EES in 2017. Net interest expense increased by $14.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily driven by $15.5 million of interest incurred on EQM's long-term debt issued in November 2016 and lower capitalized interest and AFUDC - debt associated with decreased spending on regulated projects, partly offset by $5.1 million of interest income recorded on distributions from EES in 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Net income	$142,938	$133,660	$425,273	$402,254
Add:
Net interest expense	9,426	2,802	26,014	11,448
Depreciation and amortization expense	22,244	14,639	64,191	43,177
Income tax expense	—	3,227	—	10,147
Preferred Interest payments received post conversion	2,746	—	8,238	—
Non-cash long-term compensation expense	—	—	225	195
Less:
Equity income	(6,025)	(2,700)	(15,413)	(6,139)
AFUDC – equity	(831)	(8,003)	(4,128)	(16,733)
Pre-acquisition capital lease payments for AVC (1)	—	(3,786)	—	(17,186)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (2)	—	(3,803)	—	(11,420)
Adjusted EBITDA	$170,498	$136,036	$504,400	$415,743
Less:
Net interest expense excluding interest income on the Preferred Interest	(11,123)	(2,803)	(31,149)	(11,448)
Capitalized interest and AFUDC – debt	(867)	(3,294)	(3,475)	(6,838)
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(8,110)	(4,230)	(14,180)	(9,360)
Distributable cash flow	$150,398	$125,709	$455,596	$388,097

Net cash provided by operating activities	$159,898	$103,645	$480,203	$380,018
Adjustments:
Pre-acquisition capital lease payments for AVC (1)	—	(3,786)	—	(17,186)
Capitalized interest and AFUDC – debt	(867)	(3,294)	(3,475)	(6,838)
Principal payments received on the Preferred Interest	1,049	—	3,103	—
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(8,110)	(4,230)	(14,180)	(9,360)
Current tax expense	—	450	—	1,373
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition (2)	—	(3,803)	—	(11,420)
Other, including changes in working capital	(1,572)	36,727	(10,055)	51,510
Distributable cash flow	$150,398	$125,709	$455,596	$388,097

(1)	Reflects capital lease payments due under the lease. These lease payments were generally made monthly on a one month lag prior to the October 2016 Acquisition.

(2)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the periods presented was excluded from EQM’s adjusted EBITDA calculations as these amounts were generated by AVC, Rager and the Gathering Assets prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM’s unitholders. Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the three and nine months ended September 30, 2016 was calculated as net income of $0.6 million and $1.3 million, respectively, plus depreciation and amortization expense of $0.7 million and $2.1 million, respectively, plus income tax expense of $3.2 million and $10.1 million, respectively, less interest income of $0.1 million and $0.5 million, respectively, less AFUDC - equity of $0.6 million and $1.6 million, respectively.

Adjusted EBITDA attributable to AVC, excluding income tax expense and AFUDC - equity, was previously included in EQM's results as a result of the capital lease and was eliminated from adjusted EBITDA by subtracting the capital lease payment; therefore, there is no adjustment for AVC's adjusted EBITDA prior to acquisition other than the capital lease payments, income tax expense and AFUDC - equity. Net income for AVC including decreased depreciation expense related to the 40 year useful life of the pipeline was $6.6 million and $20.6 million for the three and nine months ended September 30, 2016, respectively (see Note B to the consolidated financial statements).

(3)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $1.7 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $2.6 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, it excludes ongoing maintenance attributable to AVC, Rager and the Gathering Assets prior to acquisition of $1.4 million and $6.5 million for the three and nine months ended September 30, 2016, respectively.

See “Executive Overview” above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $34.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and $88.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale and the October 2016 Acquisition, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, including the elimination of the AVC lease payment.

Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $100.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as discussed in “Capital Resources and Liquidity.” Distributable cash flow increased by $24.7 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and $67.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 mainly attributable to the increase in EQM's adjusted EBITDA partly offset by increased net interest expense and ongoing maintenance capital expenditures.

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

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Affiliate Wellhead Gathering Expansion. EQM expects to invest $160 million to $180 million in 2017 on gathering expansion projects supported by EQT Production development in the Marcellus Shale, down from the second quarter 2017 estimate as a result of timing of projects. EQM expects to install approximately 30 miles of gathering pipeline and 10,000 horsepower compression in its gathering systems across northern West Virginia and southwestern Pennsylvania during 2017.

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of September 30, 2017. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia. As currently designed, the MVP is estimated to cost a total of $3.0 billion to $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2017, EQM expects to provide capital contributions of approximately $180 million to $200 million to the MVP Joint Venture, primarily in support of materials, land, engineering design, environmental work and construction activities. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project. On

October 13, 2017, the FERC issued the Certificate of Public Convenience and Necessity for the project. The pipeline is targeted to be placed in-service during the fourth quarter of 2018.

•
Transmission Expansion. EQM plans to invest $80 million to $90 million on transmission expansion projects in 2017 including Equitrans expansion projects and modernization projects on the AVC facilities. The AVC modernization projects primarily consist of the replacement of approximately 20 miles of pipeline.

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

Rice Transaction. On June 19, 2017, EQT announced that it had entered into a definitive agreement to acquire Rice. Completion of the transaction is subject to the approval of both EQT shareholders and Rice stockholders, as well as certain other customary closing conditions. The special meetings of EQT shareholders and Rice stockholders are each scheduled to be held for these purposes on November 9, 2017. As part of the transaction, EQT will acquire the midstream assets currently held at Rice. EQT announced that it intends to sell these retained midstream assets to EQM through one or more drop-down transactions. In addition to the potential drop-down opportunities, EQM expects to benefit from increased organic growth opportunities due to the combination of the EQT and Rice acreage positions if the transaction is completed.

Commodity Prices. EQM’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM’s current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 46% of transmission and storage revenues and 11% of gathering revenues for the nine months ended September 30, 2017, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.

EQM believes the high percentage of its revenues derived from reservation charges under long-term, firm contracts will help to mitigate the risk of revenue fluctuations due to changes in near-term supply and demand conditions and commodity prices. For more information see “Risks Inherent in Our Business - Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our cash available to make distributions” included in Item 1A, “Risk Factors” of EQM's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Operating Activities

Net cash flows provided by operating activities totaled $480.2 million for the nine months ended September 30, 2017 compared to $380.0 million for the nine months ended September 30, 2016. The increase was primarily driven by the timing of working capital payments between the two periods and higher operating income for which contributing factors are discussed in the “Executive Overview” and “Business Segment Results of Operations” sections herein.

Investing Activities

Net cash flows used in investing activities totaled $324.9 million for the nine months ended September 30, 2017 compared to $541.4 million for the nine months ended September 30, 2016. The decrease was primarily attributable to decreased capital expenditures as further described in the “Capital Requirements” section herein partly offset by increased capital contributions to the MVP Joint Venture in 2017 and sales of interests in the MVP Joint Venture in 2016.

Financing Activities

Net cash used in financing activities totaled $210.6 million for the nine months ended September 30, 2017 compared to $199.6 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the primary use of financing cash flows was distributions paid to unitholders and the primary source of financing cash flows was net borrowings on EQM's credit facilities. For the nine months ended September 30, 2016, the primary uses of financing cash flows were distributions paid to unitholders and net repayments of credit facility borrowings and the primary source of financing cash flows was proceeds from the sale of common units under the $750 Million ATM Program.

Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands)
Expansion capital expenditures (1)	$60,679	$159,755	$207,548	$484,525
Maintenance capital expenditures:
Ongoing maintenance	9,760	6,064	16,804	16,400
Funded regulatory compliance	55	511	55	787
Total maintenance capital expenditures	9,815	6,575	16,859	17,187
Total capital expenditures (2)	$70,494	$166,330	$224,407	$501,712

(1)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $43.5 million and $35.6 million for the three months ended September 30, 2017 and 2016, respectively, and $103.4 million and $76.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $26.5 million, $31.2 million and $26.7 million at September 30, 2017, June 30, 2017 and December 31, 2016, respectively. Accrued capital expenditures were approximately $48.2 million, $50.7 million and $24.1 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively.

Expansion capital expenditures decreased by $99.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and $277.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of decreased spending on the OVC project and the Range Resources Header Pipeline project. The final phase of the Range Resources Header Pipeline project was placed in-service during the second quarter of 2017 and now provides total firm gathering capacity of 600 MMcf per day. EQM estimates the total project cost to be approximately $240 million with approximately $40 million to be spent in 2017. The OVC project was placed into service in the fourth quarter of 2016.

In 2017, expansion capital expenditures and capital contributions to the MVP Joint Venture are expected to be $460 million to $510 million and ongoing maintenance capital expenditures are expected to be $25 million to $30 million, net of reimbursements. EQM’s future capital investments may vary significantly from period to period based on the available investment opportunities and are expected to grow substantially in future periods for the capital contributions to the MVP Joint Venture. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Credit Facility Borrowings

See Note G to the consolidated financial statements for discussion of EQM’s credit facilities.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at September 30, 2017.

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

$750 Million ATM Program

As of October 26, 2017, EQM had approximately $443 million in remaining capacity under the $750 Million ATM Program.

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

Off-Balance Sheet Arrangements

See Note F to the consolidated financial statements for discussion of the MVP Joint Venture guarantee.

Critical Accounting Policies

EQM’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in EQM’s Annual Report on Form 10-K for the year ended December 31, 2016.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM’s consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2017. The application of EQM’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements.  Management uses historical experience and all available information to make these estimates and judgments.  Different amounts could be reported using different assumptions and estimates.

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

Credit Risk

EQM is exposed to credit risk which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM’s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three month period when its tariffs do not require its customers to provide additional credit support. For some of EQM’s more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the nine months ended September 30, 2017, approximately 87% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.’s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At September 30, 2017, EQT’s public senior debt had an investment grade credit rating.

Other Market Risks

EQM's $1 Billion Facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the 19 financial institutions in the syndicate holds more than 10% of the facility. EQM’s large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM’s exposure to problems or consolidation in the banking industry.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, EQM’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
10.1
Second Amended and Restated Credit Agreement, dated as of July 31, 2017, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on August 3, 2017.
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

Date:  October 26, 2017