Form 10-Q
period 2018-03-31
EQT Midstream Partners, LP
filed 2018-04-26
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

(412) 553-5700 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2018, there were 80,591,366 Common Units and 1,443,015 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQT Midstream Partners, LP and subsidiaries (collectively, EQM) as net income plus net interest expense, depreciation and amortization expense, Preferred Interest (as defined below) payments and non-cash long-term compensation expense less equity income and AFUDC – equity (as defined below).

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

gas – all references to "gas" refer to natural gas.

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

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands, except per unit amounts)
Operating revenues (1)	$232,842	$200,072
Operating expenses:
Operating and maintenance (2)	18,176	16,817
Selling, general and administrative (2)	13,145	17,400
Depreciation and amortization	23,179	20,547
Total operating expenses	54,500	54,764
Operating income	178,342	145,308
Equity income (3)	8,811	4,277
Other income	898	1,537
Net interest expense (4)	10,833	7,926
Net income	$177,218	$143,196

Calculation of limited partner interest in net income:
Net income	$177,218	$143,196
Less general partner interest in net income – general partner units	(3,117)	(2,519)
Less general partner interest in net income – incentive distribution rights (IDRs)	(44,164)	(30,686)
Limited partner interest in net income	$129,937	$109,991

Net income per limited partner unit – basic and diluted	$1.61	$1.36
Weighted average limited partner units outstanding – basic and diluted	80,607	80,602

Cash distributions declared per unit (5)	$1.065	$0.89

(1)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $160.6 million and $143.4 million for the three months ended March 31, 2018 and 2017, respectively. See Note E.

(2)
Operating and maintenance expense included charges from EQT of $10.2 million and $9.9 million for the three months ended March 31, 2018 and 2017, respectively. Selling, general and administrative expense included charges from EQT of $12.0 million and $16.4 million for the three months ended March 31, 2018 and 2017, respectively. See Note E.

(3)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note F.

(4)	Net interest expense included interest income on the Preferred Interest in EES of $1.7 million for the three months ended March 31, 2018 and 2017.

(5)	Represents the cash distributions declared related to the period presented. See Note I.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net income	$177,218	$143,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,179	20,547
Equity income	(8,811)	(4,277)
AFUDC – equity	(1,065)	(1,699)
Non-cash long-term compensation expense	331	225
Changes in other assets and liabilities:
Accounts receivable	(677)	(968)
Accounts payable	(2,700)	364
Due to/from EQT affiliates	(6,329)	107
Other assets and other liabilities	1,256	3,927
Net cash provided by operating activities	182,402	161,422

Cash flows from investing activities:
Capital expenditures	(84,014)	(62,947)
Capital contributions to the MVP Joint Venture	(117,019)	(19,760)
Principal payments received on the Preferred Interest	1,079	1,020
Net cash used in investing activities	(199,954)	(81,687)

Cash flows from financing activities:
Proceeds from credit facility borrowings	254,000	50,000
Payments on credit facility borrowings	(117,000)	(50,000)
Distributions paid to unitholders	(125,890)	(97,822)
Capital contributions	12,873	216
Net cash provided by (used in) financing activities	23,983	(97,606)

Net change in cash and cash equivalents	6,431	(17,871)
Cash and cash equivalents at beginning of period	2,557	60,368
Cash and cash equivalents at end of period	$8,988	$42,497

Cash paid during the period for:
Interest, net of amount capitalized	$11,594	$9,411

Non-cash activity during the period for:
(Decrease) increase in capital contribution receivable from EQT	$(10,074)	$758

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$8,988	$2,557
Accounts receivable (net of allowance for doubtful accounts of $453 and $446 as of March 31, 2018 and December 31, 2017, respectively)	29,481	28,804
Accounts receivable – affiliate	91,655	103,304
Other current assets	17,217	12,662
Total current assets	147,341	147,327

Property, plant and equipment	3,280,997	3,200,108
Less: accumulated depreciation	(416,957)	(396,049)
Net property, plant and equipment	2,864,040	2,804,059

Investment in unconsolidated entity	546,428	460,546
Other assets	135,466	136,895
Total assets	$3,693,275	$3,548,827

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,189	$47,040
Due to related party	23,769	31,673
Capital contribution payable to MVP Joint Venture	65,786	105,734
Accrued interest	11,376	10,926
Accrued liabilities	15,103	16,871
Total current liabilities	164,223	212,244

Credit facility borrowings	317,000	180,000
Senior notes	987,756	987,352
Regulatory and other long-term liabilities	20,880	20,273
Total liabilities	1,489,859	1,399,869

Equity:
Common (80,591,366 and 80,581,758 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	2,198,127	2,147,706
General partner (1,443,015 units issued and outstanding at March 31, 2018 and December 31, 2017)	5,289	1,252
Total equity	2,203,416	2,148,958
Total liabilities and equity	$3,693,275	$3,548,827

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited)

	Limited Partners Common	General Partner	Total Equity
	(Thousands)
Balance at January 1, 2017	$2,008,510	$(14,956)	$1,993,554
Net income	109,991	33,205	143,196
Capital contributions	956	18	974
Equity-based compensation plans	225	—	225
Distributions paid to unitholders	(68,494)	(29,328)	(97,822)
Balance at March 31, 2017	$2,051,188	$(11,061)	$2,040,127

Balance at January 1, 2018	$2,147,706	$1,252	$2,148,958
Net income	129,937	47,281	177,218
Capital contributions	2,749	50	2,799
Equity-based compensation plans	331	—	331
Distributions paid to unitholders	(82,596)	(43,294)	(125,890)
Balance at March 31, 2018	$2,198,127	$5,289	$2,203,416

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A.	Financial Statements

Organization

EQM is a growth-oriented Delaware limited partnership. EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP) and is the general partner of EQM.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of March 31, 2018 and December 31, 2017, and the results of its operations, cash flows and equity for the three months ended March 31, 2018 and 2017. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

For further information, refer to the consolidated financial statements and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in EQM's Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration the entity expects in exchange for those goods or services. EQM adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity. EQM does not expect the standard to have a significant effect on its results of operations, liquidity or financial position. EQM implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. For the disclosures required by this ASU, see Note B.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments, and eliminates the cost method of accounting for equity investments. EQM adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. Lessees and lessors must apply a modified retrospective transition approach. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. EQM has completed a high-level identification of agreements covered by this standard and will continue to evaluate the effect this standard will have on its financial statements, internal controls and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. EQM is currently evaluating the effect this standard will have on its financial statements and related disclosures.

B.	Revenue from Contracts with Customers

As discussed in Note A, EQM adopted ASU No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method of adoption. EQM applied the ASU to all open contracts as of the date of initial application. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change EQM's amount and timing of revenues.

EQM provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long term and include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline or storage capacity. Interruptible service contracts include volumetric based fees, which are charges for the volume of gas actually gathered, transported or stored and do not guarantee access to the pipeline or storage facility. These contracts can be short or long term. Volumetric based fees can also be charged under firm contracts for actual volumes transported, gathered or stored in excess of the firm contracted volume. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.

Under a firm contract, EQM has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, EQM recognizes firm reservation fee revenue evenly over the contract period, using a time-elapsed output method to measure progress. The performance obligation for volumetric based fee revenues is generally satisfied upon EQM's monthly billing to the customer for actual volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of EQM's performance to date as the customer obtains value as each volume is gathered, transported or stored.

For the three months ended March 31, 2018 and 2017, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of March 31, 2018 and December 31, 2017, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.

The table below provides disaggregated revenue information by EQM business segment for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	Gathering	Transmission	Total
	(Thousands)
Firm reservation fee revenues	$109,933	$97,775	$207,708
Volumetric based fee revenues:
Usage fees under firm contracts (1)	12,108	3,822	15,930
Usage fees under interruptible contracts	3,867	5,337	9,204
Total volumetric based fee revenues	15,975	9,159	25,134
Total operating revenues	$125,908	$106,934	$232,842

(1)	Includes fees on volumes gathered and transported in excess of firm contracted capacity as well as commodity charges and fees on all volumes transported under firm contracts.

Based on total projected contractual revenues and including contracts associated with expected future capacity from expansion projects that are not yet fully constructed but for which EQM has entered into firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 8 and 15 years, respectively, as of December 31, 2017.

The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees as of March 31, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$333,316	$443,741	$443,741	$443,741	$443,741	$1,485,787	$3,594,067
Transmission firm reservation fees	294,044	384,018	381,788	377,619	372,544	3,039,812	4,849,825
Total firm reservation fees	$627,360	$827,759	$825,529	$821,360	$816,285	$4,525,599	$8,443,892

C.	Equity and Net Income per Limited Partner Unit

The following table summarizes EQM's limited partner common units and general partner units issued from January 1, 2018 through March 31, 2018. There were no issuances in 2017.

	Limited Partner Common Units	General Partner Units	Total
Balance at January 1, 2018	80,581,758	1,443,015	82,024,773
Common units issued (1)	9,608	—	9,608
Balance at March 31, 2018	80,591,366	1,443,015	82,034,381

(1)	Units issued upon a resignation from the EQM General Partner's Board of Directors in February 2018.

As of March 31, 2018, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 26.6% limited partner interest, 1,443,015 EQM general partner units, representing a 1.8% general partner interest, and all of the IDRs in EQM. As of March 31, 2018, EQT owned 100% of the non-economic general partner interest and a 90.1% limited partner interest in EQGP.

Net Income per Limited Partner Unit. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 22,748 and 20,073 for the three months ended March 31, 2018 and 2017, respectively.

D.	Financial Information by Business Segment

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$125,908	$102,329
Transmission	106,934	97,743
Total operating revenues	$232,842	$200,072

Operating income:
Gathering	$98,891	$73,704
Transmission	79,451	71,604
Total operating income	$178,342	$145,308

Reconciliation of operating income to net income:
Equity income	$8,811	$4,277
Other income	898	1,537
Net interest expense	10,833	7,926
Net income	$177,218	$143,196

	March 31, 2018	December 31, 2017
	(Thousands)
Segment assets:
Gathering	$1,519,496	$1,463,247
Transmission	1,494,439	1,487,501
Total operating segments	3,013,935	2,950,748
Headquarters, including cash	679,340	598,079
Total assets	$3,693,275	$3,548,827

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Depreciation and amortization:
Gathering	$10,738	$8,860
Transmission	12,441	11,687
Total	$23,179	$20,547

Expenditures for segment assets:
Gathering	$68,933	$48,838
Transmission	18,929	21,389
Total (1)	$87,862	$70,227

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $36.9 million and $33.1 million at March 31, 2018 and December 31, 2017, respectively. Accrued capital expenditures were approximately $34.0 million and $26.7 million at March 31, 2017 and December 31, 2016, respectively.

E.	Related Party Transactions

In the ordinary course of business, EQM engages in transactions with EQT and its affiliates including, but not limited to, gas gathering agreements, transportation service and precedent agreements and storage agreements. Pursuant to an omnibus agreement, EQT performs centralized corporate, general and administrative services for EQM and provides a license for the use of the name "EQT" and related marks in connection with EQM's business. In exchange, EQM reimburses EQT for the expenses incurred by EQT in providing these services. The omnibus agreement also provides for certain indemnification obligations between EQM and EQT. Pursuant to a secondment agreement, employees of EQT and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses EQT and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimburses EQT and its affiliates may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis.

F.	Investment in Unconsolidated Entity

The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of March 31, 2018. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The MVP Joint Venture is an equity method investment for accounting purposes as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In February 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $65.8 million, which is expected to be paid in May 2018. The capital contribution payable has been reflected on the consolidated balance sheet as of March 31, 2018 with a corresponding increase to EQM's investment in the MVP Joint Venture.

Equity income, which is primarily related to EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP, is reported in equity income in the statements of consolidated operations.

As of March 31, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. As of March 31, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $637 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of March 31, 2018 and amounts that could have become due under EQM's performance guarantee as of that date.

The following tables summarize the unaudited condensed financial statements for the MVP Joint Venture.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Thousands)
Current assets	$349,620	$330,271
Noncurrent assets	906,626	747,728
Total assets	$1,256,246	$1,077,999

Current liabilities	$55,305	$65,811
Equity	1,200,941	1,012,188
Total liabilities and equity	$1,256,246	$1,077,999

Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Net interest income	$6,183	$2,247
AFUDC - equity	13,182	7,153
Net income	$19,365	$9,400

G.	Credit Facility Borrowings

$1 Billion Facility. EQM has a $1 billion credit facility that expires in July 2022. The $1 Billion Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes (including purchasing assets from EQT and other third parties). EQM's $1 Billion Facility contains various provisions that, if violated, could result in termination of the credit facility, require early payment of amounts outstanding or similar actions. The most significant covenants and events of default relate to maintenance of a permitted leverage ratio, limitations on transactions with affiliates, limitations on restricted payments, insolvency events, nonpayment of scheduled principal or interest payments, acceleration of and certain other defaults under other financial obligations and change of control provisions. Under the $1 Billion Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).

EQM had no letters of credit outstanding under its credit facility as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $420 million and the average daily balance was approximately $301 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.0% for the three months ended March 31, 2018. There were no borrowings outstanding at any time during the three months ended March 31, 2017.

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

EQM had no borrowings outstanding on the 364-Day Facility as of March 31, 2018 and December 31, 2017. There were no borrowings outstanding at any time during the three months ended March 31, 2018. During the three months ended March 31, 2017, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $50 million and the average daily balance was approximately $26 million. EQM incurred interest at a weighted average annual interest rate of approximately 2.0% for the three months ended March 31, 2017.

As of March 31, 2018, EQM was in compliance with all debt provisions and covenants.

H.	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair value measurements. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As EQM's senior notes are not actively traded, their fair values are considered Level 2 fair value measurements and are estimated using a standard industry income approach model that applies a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. As of March 31, 2018 and December 31, 2017, the estimated fair value of EQM's senior notes was approximately $974 million and $1,006 million, respectively, and the carrying value of EQM's senior notes was approximately $988 million and $987 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Preferred Interest was approximately $128 million and $133 million, respectively, and the carrying value of the Preferred Interest was approximately $118 million and $119 million, respectively.

I.	Distributions

On April 24, 2018, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the first quarter of 2018 of $1.065 per common unit. The cash distribution will be paid on May 15, 2018 to unitholders of record at the close of business on May 4, 2018. Based on the 80,591,366 EQM common units outstanding on April 26, 2018, cash distributions to EQGP will be approximately $23.2 million related to its limited partner interest, $2.3 million related to its general partner interest and $44.2 million related to its IDRs in EQM. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the first quarter 2018 distribution.

J.	Subsequent Events

EQM-RMP Merger

On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Merger Agreement) with Rice Midstream Partners LP (RMP), Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), the EQM General Partner, EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Merger Agreement, Merger Sub and GP Merger Sub will merge with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM (the Mergers). Pursuant to the Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the Mergers will be converted into the right to receive 0.3319 EQM common units.

The completion of the Mergers is subject to the satisfaction or waiver of certain customary closing conditions, including, but not limited to: (i) approval of the Merger Agreement by a majority of RMP's unitholders, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the completion of the Drop-Down Transactions (as defined below), and (iv) the completion of the IDR Transaction (as defined below). The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances RMP may be required to pay EQM a termination fee equal to $63.4 million less any previous reimbursements by RMP. The Merger Agreement also provides that upon termination of the Merger Agreement under certain circumstances EQM may be required to reimburse

RMP's expenses up to $5 million and RMP may be required to reimburse EQM's expenses up to $5 million. As a result of the Mergers, RMP's common units will no longer be publicly traded. EQM expects to complete the Mergers during the third quarter of 2018.

RMP IDR Purchase and Sale Agreement

On April 25, 2018, EQT, Rice Midstream GP Holdings LP, a wholly owned subsidiary of EQT that owns the RMP IDRs, and EQGP entered into an Incentive Distribution Rights Purchase and Sale Agreement pursuant to which EQGP will acquire all of the issued and outstanding RMP IDRs in exchange for 36,293,766 EQGP common units (the IDR Transaction). If the unit consideration is issued and the Mergers are not consummated on or prior to December 31, 2018 or the Merger Agreement is earlier terminated, 8,539,710 of the EQGP common units issued to EQT will be canceled and EQT will pay to EQGP an amount in cash equal to the aggregate amount of any distributions paid by EQGP to EQT related to the forfeited EQGP common units. The completion of the IDR Transaction is subject to certain customary closing conditions. Pursuant to the terms of the Merger Agreement, the RMP IDRs will be canceled effective at the time of the Mergers.

Drop-Down Transactions and Gulfport Transaction

On April 25, 2018, EQT, Rice Midstream Holdings LLC, a wholly owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, entered into a Contribution and Sale Agreement (the Drop-Down Agreement) pursuant to which EQM Gathering will acquire, in one or more transactions, from EQT all of EQT's interests in Rice Olympus Midstream LLC, Rice West Virginia Midstream LLC and Strike Force Midstream Holdings LLC (Strike Force Holdings) in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, subject to customary post-closing purchase price adjustments (collectively, the Drop-Down Transactions). Strike Force Holdings owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream). The completion of the Drop-Down Transactions is subject to certain customary closing conditions.

Also on April 25, 2018, EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport) and an affiliate of Gulfport entered into a Purchase and Sale Agreement pursuant to which EQM will acquire the remaining 25% limited liability company interest in Strike Force Midstream not owned by EQT for $175 million (the Gulfport Transaction). The completion of the Gulfport Transaction is subject to certain customary closing conditions.

EQM expects to complete the Drop-Down Transactions and the Gulfport Transaction during the second quarter 2018.

EQM Term Loan

On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility is available to fund the cash consideration for the Drop-Down Transactions, to repay borrowings under EQM's $1 billion revolving credit facility and, following the Mergers, under RMP's $850 million revolving credit facility, to fund ongoing working capital requirements and for other general partnership purposes. Unused commitments under the EQM Term Loan Facility will terminate automatically on December 31, 2018. The EQM Term Loan Facility matures on April 24, 2019 and includes mandatory prepayment and commitment reduction requirements related to the receipt by EQM of net cash proceeds from certain debt transactions, equity issuances, asset sales and joint venture distributions.

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

CAUTIONARY STATEMENTS

Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM's gathering and transmission and storage revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and transmission expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the MVP project; the ultimate terms, partners and structure of the MVP Joint Venture; expansion projects in EQM's operating areas and in areas that would provide access to new markets; asset acquisitions, including EQM's ability to complete asset acquisitions from EQT or third parties; whether any of EQM's merger with RMP, EQM's acquisition of the Rice Energy Inc. (Rice) retained midstream assets from EQT and EQGP's acquisition of all of the outstanding RMP IDRs from EQT (collectively, the Midstream Streamlining Transactions) will be completed and the timing of each transaction or transactions; the risk that EQM or RMP may be unable to obtain governmental and regulatory approvals required for the proposed merger of EQM and RMP, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger; the risk that a condition to closing of the merger may not be satisfied, including approval of the merger by RMP's unitholders; the possible diversion of management's time on issues related to the merger; the impact and outcome of pending and future litigation, including litigation, if any, relating to the merger; the timing of the proposed separation of EQT's production and midstream businesses and the parties' ability to complete the separation; the amount and timing of distributions, including expected increases; the amounts and timing of projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on current expectations and assumptions about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

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

EXECUTIVE OVERVIEW

For the three months ended March 31, 2018, EQM reported net income of $177.2 million compared to $143.2 million for the three months ended March 31, 2017. The increase resulted primarily from higher gathering and transmission revenues, which were driven mainly by affiliate and third party production development in the Marcellus Shale, and higher equity income, partly offset by higher net interest expense. Selling, general and administrative expense decreased as a result of lower personnel costs, including lower allocated costs as a result of the shift in EQT’s strategic focus.

EQM declared a cash distribution to its unitholders of $1.065 per unit on April 24, 2018, which was 4% higher than the fourth quarter 2017 distribution of $1.025 per unit and 20% higher than the first quarter 2017 distribution of $0.89 per unit.

Business Segment Results

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQM has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQM has reconciled each segment's operating income to EQM's consolidated operating income and net income in Note D to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$109,933	$94,271	16.6
Volumetric based fee revenues:
Usage fees under firm contracts (1)	12,108	4,821	151.2
Usage fees under interruptible contracts	3,867	3,237	19.5
Total volumetric based fee revenues	15,975	8,058	98.3
Total operating revenues	125,908	102,329	23.0
Operating expenses:
Operating and maintenance	10,625	10,340	2.8
Selling, general and administrative	5,654	9,425	(40.0)
Depreciation and amortization	10,738	8,860	21.2
Total operating expenses	27,017	28,625	(5.6)
Operating income	$98,891	$73,704	34.2

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	1,964	1,728	13.7
Volumetric based services (2)	600	224	167.9
Total gathered volumes	2,564	1,952	31.4

Capital expenditures	$68,933	$48,838	41.1

(1)	Includes fees on volumes gathered in excess of firm contracted capacity.

(2)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Gathering revenues increased by $23.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, driven by affiliate and third party production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of the completion of the Range Resources Corporation (Range Resources) header pipeline project and increased affiliate contracted gathering capacity and rates on various wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased primarily due to an additional affiliate contract for interruptible capacity, partly offset by the additional contracts for firm capacity.

Operating expenses decreased by $1.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Selling, general and administrative expense decreased due to a shift in strategic focus, which continued the trend of lower allocated costs from EQT. Depreciation and amortization expense increased as a result of additional assets placed in-service, including those associated with the Range Resources header pipeline project and various affiliate wellhead gathering expansion projects.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$97,775	$92,274	6.0
Volumetric based fee revenues:
Usage fees under firm contracts (1)	3,822	2,857	33.8
Usage fees under interruptible contracts	5,337	2,612	104.3
Total volumetric based fee revenues	9,159	5,469	67.5
Total operating revenues	106,934	97,743	9.4
Operating expenses:
Operating and maintenance	7,551	6,477	16.6
Selling, general and administrative	7,491	7,975	(6.1)
Depreciation and amortization	12,441	11,687	6.5
Total operating expenses	27,483	26,139	5.1
Operating income	$79,451	$71,604	11.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,815	2,119	32.8
Volumetric based services (2)	42	31	35.5
Total transmission pipeline throughput	2,857	2,150	32.9

Average contracted firm transmission reservation commitments (BBtu per day)	4,140	3,743	10.6

Capital expenditures	$18,929	$21,389	(11.5)

(1)	Includes fees on volumes transported in excess of firm contracted capacity as well as commodity charges and fees on all volumes transported under firm contracts.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Transmission and storage revenues increased by $9.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period and third parties contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to higher affiliate and third party volumes. The increase in usage fees under interruptible contracts primarily relates to higher storage and parking revenue, which does not have associated pipeline throughput.

Operating expenses increased by $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by increased operating and maintenance personnel expense.

Other Income Statement Items

The increase in equity income of $4.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to the increase in the MVP Joint Venture's AFUDC on the MVP. Other income decreased by $0.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of lower AFUDC – equity, which was related to the timing of spending on regulated projects. The increase in net interest expense of $2.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily driven by higher borrowings on EQM's credit facilities.

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

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Net income	$177,218	$143,196
Add:
Net interest expense	10,833	7,926
Depreciation and amortization expense	23,179	20,547
Preferred Interest payments	2,746	2,746
Non-cash long-term compensation expense	331	225
Less:
Equity income	(8,811)	(4,277)
AFUDC – equity	(1,065)	(1,699)
Adjusted EBITDA	$204,431	$168,664
Less:
Net interest expense excluding interest income on the Preferred Interest	$(12,500)	$(9,652)
Capitalized interest and AFUDC – debt	(817)	(1,600)
Ongoing maintenance capital expenditures net of expected reimbursements (1)	(3,865)	(2,608)
Distributable cash flow	$187,249	$154,804

Net cash provided by operating activities	$182,402	$161,422
Adjustments:
Capitalized interest and AFUDC – debt	(817)	(1,600)
Principal payments received on the Preferred Interest	1,079	1,020
Ongoing maintenance capital expenditures net of expected reimbursements (1)	(3,865)	(2,608)
Other, including changes in working capital	8,450	(3,430)
Distributable cash flow	$187,249	$154,804

(1)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $2.8 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

See "Executive Overview" above for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $35.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale.

Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $21.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $32.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 mainly attributable to the increase in EQM's adjusted EBITDA, partly offset by increased net interest expense and ongoing maintenance capital expenditures.

Outlook

On February 21, 2018, EQT announced that its board of directors unanimously approved a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (NewCo) that will focus on midstream operations. NewCo will own the midstream interests held by EQT, including the interests in EQM. The separation is expected to be completed by the end of the third quarter 2018. See Note J to the consolidated financial statements for discussion of the Midstream Streamlining Transactions.

EQM's principal business objective is to increase the quarterly cash distributions it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on its strategically located assets, which cover portions of the Marcellus, Upper Devonian and Utica Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Gulf Coast and Southeast regions. Additionally, EQM may acquire additional midstream assets from EQT or pursue asset acquisitions from third parties. Should EQT choose to sell midstream assets, it is under no contractual obligation to offer the assets to EQM.

EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of March 31, 2018. The 42-inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $3.5 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the joint venture. In 2018, EQM expects to provide capital contributions of $1.0 billion to $1.2 billion to the MVP Joint Venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including a 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP project. In early 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC. The MVP Joint Venture commenced construction on the MVP in the first quarter of 2018. The MVP is targeted to be placed in-service during the fourth quarter of 2018.

In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The project is anchored by a firm capacity commitment from PSNC Energy. The final project scope will be determined after a binding open season, which is scheduled to end on May 11, 2018. The preliminary project cost estimate is $350 million to $500 million, which is expected to be spent in 2019 and 2020. EQM is expected to have between 33% and 48% ownership in the project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate has a targeted in-service date of the fourth quarter 2020.

•
Affiliate Wellhead Gathering Expansion. EQM plans to invest approximately $300 million during 2018 in gathering expansion projects, primarily affiliate wellhead and header projects in Pennsylvania and West Virginia, including commencing preliminary construction activities on the Hammerhead project, a 1.2 Bcf per day gathering header pipeline connecting Pennsylvania and West Virginia to the MVP.

•
Transmission Expansion. EQM plans to invest approximately $100 million during 2018 in other transmission expansion projects, primarily the Equitrans Expansion project, which is designed to provide north-to-south capacity on the mainline Equitrans system for deliveries to the MVP.

See further discussion of capital expenditures in the "Capital Requirements" section below.

Capital Resources and Liquidity

EQM's principal liquidity requirements are to finance its operations, fund capital expenditures, acquisitions and capital contributions to the MVP Joint Venture, make cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership units.

Operating Activities

Net cash flows provided by operating activities was $182.4 million for the three months ended March 31, 2018 compared to $161.4 million for the three months ended March 31, 2017. The increase was primarily driven by higher operating income for which contributing factors are discussed in the "Executive Overview" and "Business Segment Results of Operations" sections herein partly offset by the timing of working capital payments between the two periods.

Investing Activities

Net cash flows used in investing activities was $200.0 million for the three months ended March 31, 2018 compared to $81.7 million for the three months ended March 31, 2017. The increase was primarily attributable to increased capital contributions to the MVP Joint Venture consistent with the start of construction on the MVP and increased capital expenditures as further described in "Capital Requirements."

Financing Activities

Net cash provided by financing activities was $24.0 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $97.6 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, the primary source of financing cash flows was net borrowings on EQM's credit facilities, while the primary use of financing cash flows was distributions paid to unitholders. For the three months ended March 31, 2017, the primary use of financing cash flows was distributions paid to unitholders.

EQM expects to access the public debt markets over the coming months to retire amounts outstanding under the EQM Term Loan Facility and to fund expansion capital expenditures and MVP Joint Venture capital contributions.

Capital Requirements

The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended March 31,
	2018	2017
	(Thousands)
Expansion capital expenditures (1)	$80,554	$66,645
Maintenance capital expenditures:
Ongoing maintenance	6,664	3,582
Funded regulatory compliance	644	—
Total maintenance capital expenditures (2)	7,308	3,582
Total capital expenditures	$87,862	$70,227

(1)	Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $117.0 million and $19.8 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have no yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. See Note D to the consolidated financial statements.

Expansion capital expenditures increased by $13.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of increased spending on the Hammerhead project and various other affiliate wellhead gathering expansion projects, partly offset by decreased spending on the Range Resources header pipeline project. The final phase of the Range Resources header pipeline project was placed in-service during the second quarter of 2017.

In 2018, capital contributions to the MVP Joint Venture are expected to be $1.0 billion to $1.2 billion, depending on the timing of the construction of the MVP, expansion capital expenditures are expected to be approximately $400 million and ongoing maintenance capital expenditures are expected to be $35 million to $40 million, net of reimbursements. Expansion and ongoing maintenance capital expenditures exclude the effect of the Midstream Streamlining Transactions. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of construction for the MVP. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Quarterly Report on Form 10-Q.

Credit Facility Borrowings

See Notes G and J to the consolidated financial statements for discussion of EQM's credit facilities.

Security Ratings

The table below sets forth the credit ratings for debt instruments of EQM at March 31, 2018.

Rating Service	Senior Notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Services (S&P)	BBB-	Stable
Fitch Ratings (Fitch)	BBB-	Stable

EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, is considered non-investment grade.

$750 Million ATM Program

As of April 26, 2018, EQM had approximately $443 million in remaining capacity under the $750 Million ATM Program.

Distributions

See Note I to the consolidated financial statements for discussion of distributions.

Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters; furthermore, after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

Off-Balance Sheet Arrangements

See Note F to the consolidated financial statements for discussion of the MVP Joint Venture guarantee.

Critical Accounting Policies

EQM's critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in EQM's Annual Report on Form 10-K for the year ended December 31, 2017. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2018. The application of EQM's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings under its credit facilities. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note G to the consolidated financial statements for discussion of EQM's borrowings and Note H to the consolidated financial statements for a discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.

Credit Risk

EQM is exposed to credit risk, which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM's FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the three months ended March 31, 2018, approximately 87% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At March 31, 2018, EQT's public senior debt had an investment grade credit rating.

Commodity Prices

EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 51% of transmission and storage revenues and 14% of gathering revenues for the three months ended March 31, 2018, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations does not provide an adequate return or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.

For the three months ended March 31, 2018, approximately 89% of total revenues were derived from firm reservation fees. As a result, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant impact on its results of operations, liquidity, financial position or ability to pay distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts, which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions to its unitholders. Additionally, long term declines in gas production in EQM's areas of operations would limit EQM's growth potential.

Other Market Risks

EQM's third party credit facilities are underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 15% of the facilities. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM's exposure to problems or consolidation in the banking industry.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management of the EQM General Partner, including the EQM General Partner's Principal Executive Officer and Principal Financial Officer, an evaluation of EQM's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQM General Partner concluded that EQM's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when actually incurred. EQM has established reserves it believes to be appropriate for pending matters; furthermore, after consultation with counsel and giving appropriate consideration to available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in EQM's Annual Report on Form 10-K for the year ended December 31, 2017 other than the risks described below related to the pending Midstream Streamlining Transactions and the pending separation of EQT's upstream and midstream businesses.

The pending Midstream Streamlining Transactions are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete these transactions could have a material and adverse effect on us and, even if completed, these transactions may not achieve some or all of the anticipated benefits.

On April 26, 2018, we, together with EQGP and RMP, announced the Midstream Streamlining Transactions. Completion of the Midstream Streamlining Transactions is subject to a number of conditions set forth in the agreements governing these transactions, including, in the case of our acquisition of RMP, approval by a majority of RMP's unitholders, which make the completion and timing of the transactions uncertain. If the Midstream Streamlining Transactions are not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting and financial advisory expenses, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common units could decline to the extent that the current market price reflects a market assumption that the transactions will be completed.

In addition, even if completed there can be no assurance that our combination with RMP or our acquisition of the Rice retained midstream assets will deliver the strategic, financial and operational benefits anticipated by us.

The proposed separation of EQT's production and midstream businesses into two independent publicly-traded companies and/or the Midstream Streamlining Transactions may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

On February 21, 2018, EQT announced plans to separate its production and midstream businesses into two independent publicly-traded companies. Uncertainty related to the proposed separation and/or Midstream Streamlining Transactions may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation and/or Midstream Streamlining Transactions.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
2.1
Agreement and Plan of Merger, dated as of April 25, 2018, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Acquisition Sub, LLC, EQM GP Acquisition Sub, LLC, Rice Midstream Partners LP, Rice Midstream Management LLC and, solely for purposes of certain provisions thereof, EQT Corporation. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated by reference herein to Exhibit 2.1 to Form 8-K (#001-35574) filed on April 26, 2018.
2.2
Contribution and Sale Agreement, dated as of April 25, 2018, by and among EQT Corporation, Rice Midstream Holdings LLC, EQT Midstream Partners, LP and EQM Gathering Holdings, LLC. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated by reference herein to Exhibit 2.2 to Form 8-K (#001-35574) filed on April 26, 2018.
10.1
Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.1.
10.2
364-Day Term Loan Agreement, dated as of April 25, 2018, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto.
Incorporated by reference herein to Exhibit 10.1 to Form 8-K (#001-35574) filed on April 26, 2018.
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

Date:  April 26, 2018