Form 10-Q/A
period 2018-03-31
EQT Midstream Partners, LP
filed 2018-06-18
CIK 1540947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 001-35574

EQT Midstream Partners, LP

(Exact name of registrant as specified in its charter)

DELAWARE	37-1661577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Liberty Avenue, Suite 1700, Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip code)

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

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

As of March 31, 2018, there were 80,591,366 Common Units and 1,443,015 General Partner Units outstanding.

Explanatory Note

EQT Midstream Partners, LP (EQM) originally filed its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the Original Filing) with the Securities and Exchange Commission (SEC) on April 26, 2018. EQM is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Form 10-Q/A and, together with the Original Filing, the Form 10-Q) solely to re-file Exhibit 10.1 to the Original Filing in response to comments from the SEC in connection with EQM’s request for confidential treatment of certain portions of the Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018 and filed as Exhibit 10.1 to the Original Filing.

Except for the foregoing, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or update any disclosures contained in the Original Filing, which continues to speak as of the date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and EQM’s other filings made with the SEC subsequent to the Original Filing.

PART II.  OTHER INFORMATION

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

Incorporated by reference herein to Exhibit 10.1 to Form 8-K (#001-35574) filed on April 26, 2018
2.2

Contribution and Sale Agreement, dated as of April 25, 2018, by and among EQT Corporation, Rice Midstream Holdings LLC, EQT Midstream Partners, LP and EQM Gathering Holdings, LLC. EQT Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.

Incorporated by reference herein to Exhibit 10.1 to Form 8-K (#001-35574) filed on April 26, 2018
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

Incorporated by reference herein to Exhibit 10.1 to Form 8-K (#001-35574) filed on April 26, 2018
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer	Filed herewith as Exhibit 31.1
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer	Filed herewith as Exhibit 31.2
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Previously filed
101	Interactive Data File	Previously filed

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

EQT Midstream Partners, LP
(Registrant)

By: EQT Midstream Services, LLC, its General Partner

By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer

Date: June 18, 2018