Form 10-Q
period 2018-06-30
EQT Midstream Partners, LP
filed 2018-07-26
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, there were 86,480,648 Common Units and 1,443,015 General Partner Units outstanding.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements

adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQT Midstream Partners, LP and subsidiaries (collectively, EQM) as net income attributable to EQM plus net interest expense, depreciation, amortization of intangible assets, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and transaction costs less equity income, AFUDC – equity (as defined) and adjusted EBITDA of assets prior to acquisition.

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

distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt, ongoing maintenance capital expenditures net of expected reimbursements and transaction costs.

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

Abbreviations	Measurements
ASU – Accounting Standards Update	Btu = one British thermal unit
FASB – Financial Accounting Standards Board	BBtu = billion British thermal units
FERC – Federal Energy Regulatory Commission	Bcf = billion cubic feet
GAAP – United States Generally Accepted Accounting Principles	Dth = dekatherm or million British thermal units
IDRs – incentive distribution rights	MMBtu = million British thermal units
IPO – Initial Public Offering	Mcf = thousand cubic feet
IRS – Internal Revenue Service	MMcf = million cubic feet
SEC – Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands, except per unit amounts)
Operating revenues (2)	$269,761	$196,815	$556,323	$396,887
Operating expenses:
Operating and maintenance (3)	24,587	18,315	44,047	35,132
Selling, general and administrative (3)	24,438	15,812	43,436	33,212
Depreciation	28,076	21,400	55,461	41,947
Amortization of intangible assets	10,387	—	20,773	—
Total operating expenses	87,488	55,527	163,717	110,291
Operating income	182,273	141,288	392,606	286,596
Equity income (4)	10,938	5,111	19,749	9,388
Other income	944	1,402	1,842	2,939
Net interest expense (5)	20,683	8,662	31,399	16,588
Net income	173,472	139,139	382,798	282,335
Net income attributable to noncontrolling interests	853	—	3,346	—
Net income attributable to EQM	$172,619	$139,139	$379,452	$282,335

Calculation of limited partner interest in net income:
Net income attributable to EQM	$172,619	$139,139	$379,452	$282,335
Less pre-acquisition net income allocated to parent	(11,407)	—	(41,022)	—
Less general partner interest in net income – general partner units	(1,700)	(2,448)	(4,791)	(4,967)
Less general partner interest in net income – IDRs	(68,121)	(34,150)	(112,285)	(64,836)
Limited partner interest in net income	$91,391	$102,541	$221,354	$212,532

Net income per limited partner unit – basic and diluted	$1.09	$1.27	$2.69	$2.64
Weighted average limited partner units outstanding – basic and diluted	83,553	80,603	82,290	80,602

Cash distributions declared per unit (6)	$1.09	$0.935	$2.155	$1.825

(1)
As discussed in Note A, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of Rice Olympus Midstream LLC (ROM), Strike Force Midstream Holdings LLC (Strike Force) and Rice West Virginia Midstream LLC (Rice WV), which were acquired by EQM effective on May 1, 2018 (the May 2018 Acquisition), because this transaction was between entities under common control.

(2)
Operating revenues included affiliate revenues from EQT Corporation and subsidiaries (collectively, EQT) of $180.4 million and $148.2 million for the three months ended June 30, 2018 and 2017, respectively, and $361.6 million and $291.6 million for six months ended June 30, 2018 and 2017, respectively. See Note F.

(3)
Operating and maintenance expense included charges from EQT of $11.3 million and $9.3 million for the three months ended June 30, 2018 and 2017, respectively, and $21.8 million and $19.2 million for the six months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expense included charges from EQT of $19.0 million and $15.2 million for the three months ended June 30, 2018 and 2017, respectively, and $36.6 million and $31.6 million for the six months ended June 30, 2018 and 2017, respectively. See Note F.

(4)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note G.

(5)
Net interest expense included interest income on the Preferred Interest in EES of $1.7 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.

(6)	Represents the cash distributions declared related to the period presented. See Note J.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (1)

	Six Months Ended June 30,
	2018	2017
	(Thousands)
Cash flows from operating activities:
Net income	$382,798	$282,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,461	41,947
Amortization of intangible assets	20,773	—
Equity income	(19,749)	(9,388)
AFUDC – equity	(2,137)	(3,297)
Non-cash long-term compensation expense	331	225
Changes in other assets and liabilities:
Accounts receivable	718	(599)
Accounts payable	8,019	2,426
Due to/from EQT affiliates	(11,210)	1,410
Other assets and other liabilities	6,642	5,246
Net cash provided by operating activities	441,646	320,305
Cash flows from investing activities:
Capital expenditures	(302,876)	(149,413)
Capital contributions to the MVP Joint Venture	(182,805)	(59,940)
May 2018 Acquisition from EQT	(1,193,160)	—
Principal payments received on the Preferred Interest	2,172	2,054
Net cash used in investing activities	(1,676,669)	(207,299)
Cash flows from financing activities:
Proceeds from credit facility borrowings	2,000,500	150,000
Payments on credit facility borrowings	(2,180,500)	(110,000)
Proceeds from issuance of long-term debt	2,500,000	—
Debt discount and issuance costs	(30,295)	—
Distributions paid to unitholders	(258,211)	(202,060)
Distributions to noncontrolling interest	(750)	—
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—
Capital contributions	15,672	216
Net contributions from EQT	3,660	—
Net cash provided by (used in) financing activities	1,875,076	(161,844)

Net change in cash and cash equivalents	640,053	(48,838)
Cash and cash equivalents at beginning of period	44,062	60,368
Cash and cash equivalents at end of period	$684,115	$11,530

Cash paid during the period for:
Interest, net of amount capitalized	$29,961	$20,996

Non-cash activity during the period for:
(Decrease) increase in capital contribution receivable from EQT	$(12,251)	$758

(1)
As discussed in Note A, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition because this transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited) (1)

	June 30, 2018	December 31, 2017
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$684,115	$44,062
Accounts receivable (net of allowance for doubtful accounts of $1,400 and $446 as of June 30, 2018 and December 31, 2017, respectively)	47,587	48,305
Accounts receivable – affiliate	119,097	110,292
Other current assets	14,085	12,754
Total current assets	864,884	215,413

Property, plant and equipment	4,363,068	4,077,282
Less: accumulated depreciation	(440,924)	(398,245)
Net property, plant and equipment	3,922,144	3,679,037

Investment in unconsolidated entity	1,003,299	460,546
Goodwill	37,954	37,954
Intangible assets, net	596,887	617,660
Other assets	137,257	136,966
Total assets	$6,562,425	$5,147,576

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,969	$80,637
Due to related party	41,519	31,673
Capital contribution payable to MVP Joint Venture	445,933	105,734
Accrued interest	12,309	10,926
Accrued liabilities	25,144	16,936
Total current liabilities	609,874	245,906

Credit facility borrowings	—	180,000
Senior notes	3,453,975	987,352
Regulatory and other long-term liabilities	21,442	20,273
Total liabilities	4,085,291	1,433,531

Equity:
Predecessor equity	—	1,391,615
Noncontrolling interest	—	173,472
Common (86,480,648 and 80,581,758 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	2,448,531	2,147,706
General partner (1,443,015 units issued and outstanding at June 30, 2018 and December 31, 2017)	28,603	1,252
Total equity	2,477,134	3,714,045
Total liabilities and equity	$6,562,425	$5,147,576

(1)
As discussed in Note A, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition because this transaction was between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (1)

	Predecessor Equity	Noncontrolling Interest	Limited Partners Common	General Partner	Total Equity
	(Thousands)
Balance at January 1, 2017	$—	$—	$2,008,510	$(14,956)	$1,993,554
Net income	—	—	212,532	69,803	282,335
Capital contributions	—	—	956	18	974
Equity-based compensation plans	—	—	225	—	225
Distributions paid to unitholders	—	—	(140,212)	(61,848)	(202,060)
Balance at June 30, 2017	$—	$—	$2,082,011	$(6,983)	$2,075,028

Balance at January 1, 2018	$1,391,615	$173,472	$2,147,706	$1,252	$3,714,045
Net income	41,022	3,346	221,354	117,076	382,798
Capital contributions	—	—	3,361	60	3,421
Equity-based compensation plans	—	—	331	—	331
Distributions paid to unitholders	—	—	(168,426)	(89,785)	(258,211)
Net contributions from EQT	3,660	—	—	—	3,660
Distributions to noncontrolling interests	—	(750)	—	—	(750)
Acquisition of 25% of Strike Force Midstream LLC	—	(176,068)	1,068	—	(175,000)
May 2018 Acquisition from EQT (2)	(1,436,297)	—	243,137	—	(1,193,160)
Balance at June 30, 2018	$—	$—	$2,448,531	$28,603	$2,477,134

(1)
As discussed in Note A, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition because this transaction was between entities under common control.

(2)
Under common control accounting, any difference between consideration transferred and the net assets received at historical cost is recorded as an equity transaction. In addition, equity issued in a common control transaction is recorded at an amount equal to the carrying value of the net assets transferred, even if the equity issued has a readily determinable fair value. As a result, the EQM common units issued in the May 2018 Acquisition are valued at the excess of the net assets received by EQM over the cash consideration.

The accompanying notes are an integral part of these consolidated financial statements.

EQT MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A.	Financial Statements
Organization and Basis of Presentation
EQM is a growth-oriented Delaware limited partnership. EQT Midstream Services, LLC (EQM General Partner) is a direct wholly owned subsidiary of EQT GP Holdings, LP (EQGP) and is the general partner of EQM.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of June 30, 2018 and December 31, 2017, the results of its operations for the three and six months ended June 30, 2018 and 2017, and its cash flows and equity for the six months ended June 30, 2018 and 2017. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the May 2018 Acquisition because this transaction was between entities under common control. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of EQT's merger with Rice Energy Inc. (Rice) (the Rice Merger). EQM recorded the assets and liabilities acquired in the May 2018 Acquisition at their carrying amounts to EQT on the effective date of the transaction. The consolidated financial statements are not necessarily indicative of the actual results of operations if EQM and the assets acquired in the May 2018 Acquisition been operated together during the pre-acquisition periods.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in each case as included in EQM's Current Report on Form 8-K as filed with the SEC on June 12, 2018.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration the entity expects in exchange for those goods or services. EQM adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity. EQM does not expect the standard to have a significant effect on its results of operations, liquidity or financial position. EQM implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. For the disclosures required by this ASU, see Note C.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. Lessees and lessors must apply a modified retrospective transition approach. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. EQM has performed a high-level identification of agreements covered by this standard, is currently evaluating processes and internal controls and is in the process of implementing a third-party supported lease accounting information system to facilitate the accounting and financial reporting requirements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test of Goodwill Impairment. ASU 2017-04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). Entities will apply the standard’s provisions prospectively. EQM adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.

B.	Acquisitions and Merger
May 2018 Acquisition
On April 25, 2018, EQT, Rice Midstream Holdings LLC, a wholly owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, entered into a Contribution and Sale Agreement pursuant to which EQM Gathering acquired from EQT all of EQT's interests in ROM, Strike Force and Rice WV in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, plus working capital adjustments. ROM owns a natural gas gathering system that gathers gas from wells located primarily in Belmont County, Ohio. Strike Force owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream). The May 2018 Acquisition closed on May 22, 2018 with an effective date of May 1, 2018.
As a result of the recast, EQM recognized approximately $38.0 million of goodwill. The goodwill value was based on a valuation performed by EQT as of November 13, 2017 with regard to the Rice Merger. EQT recorded goodwill as the excess of the estimated enterprise value of ROM, Strike Force and Rice WV over the sum of the fair value amounts allocated to the assets and liabilities of ROM, Strike Force and Rice WV. Goodwill was allocated to the value attributed to additional growth opportunities, synergies and operating leverage within the Gathering segment. Prior to the recast, EQM had no goodwill. The following table summarizes the allocation of the fair value of the assets and liabilities of ROM, Strike Force and Rice WV as of November 13, 2017 through pushdown accounting from EQT. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as EQT continues to finalize the fair value estimates.

At November 13, 2017
(Thousands)
Estimated fair value of ROM, Strike Force and Rice WV (1)	$1,514,743

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets (2)	66,586
Intangible assets (3)	623,200
Property and equipment, net (4)	846,823
Other non-current assets	71
Current liabilities (2)	(59,891)
Total estimated fair value of assets acquired and liabilities assumed	$1,476,789
Goodwill	37,954

(1)	Includes the estimated fair value attributable to noncontrolling interest of $166 million.

(2)	The fair value of current assets and current liabilities were assumed to approximate their carrying values.

(3)
The identifiable intangible assets for customer relationships were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions.

(4)	The estimated fair value of long-lived property and equipment were determined utilizing estimated replacement cost adjusted for a usage or obsolescence factor.
As a result of the recast, EQM also recognized approximately $623.2 million in intangible assets. These intangible assets were valued by EQT based upon the estimated fair value of the customer contracts as of November 13, 2017. The customer contracts were assigned a useful life of 15 years and are amortized on a straight-line basis. Amortization expense for the three and six months ended June 30, 2018 was $10.4 million and $20.8 million, respectively. As of June 30, 2018 and December 31, 2017, accumulated amortization was $26.3 million and $5.5 million, respectively. There was no amortization expense recognized for the three and six months ended June 30, 2017. The estimated annual amortization expense over the next five years is $41.5 million.
Gulfport Transaction
On May 1, 2018, pursuant to the Purchase and Sale Agreement dated April 25, 2018, by and among EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport) and an affiliate of Gulfport, EQM Gathering acquired the remaining 25% limited liability company interest in Strike Force Midstream not owned by Strike Force for $175 million (the Gulfport Transaction). As a result, EQM owned 100% of Strike Force Midstream effective as of May 1, 2018.
EQM-RMP Merger
On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Merger Agreement) with Rice Midstream Partners LP (RMP), Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), the EQM General Partner, EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM (the EQM-RMP Merger). Pursuant to the Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the EQM-RMP Merger was converted into the right to receive 0.3319 EQM common units (the Merger Consideration), the issued and outstanding incentive distributions rights of RMP were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Merger Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Merger Consideration consisted of approximately 34 million EQM common units. As a result of the EQM-RMP Merger, RMP's common units are no longer publicly traded.
Also in connection with the completion of the EQM-RMP Merger, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the Credit Agreement, dated as of December 22, 2014, by and among RMP, as parent guarantor, Rice Midstream OpCo LLC, a wholly owned subsidiary of RMP, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties from time to time party thereto (the RMP Credit Agreement), and the RMP Credit Agreement was terminated.

C.	Revenue from Contracts with Customers
As discussed in Note A, EQM adopted ASU No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method of adoption. EQM applied the ASU to all open contracts as of the date of initial application. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change EQM's amount and timing of revenues.
EQM provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long term and include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline or storage capacity. Volumetric based fees under firm contracts include usage fees and charges for actual volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric based fees, which are charges for the volume of gas actually gathered, transported or stored and do not guarantee access to the pipeline or storage facility. These contracts can be short or long term. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.
Under a firm contract, EQM has a stand-ready obligation to provide the service over the life of the contract. The performance obligation for firm reservation fee revenue is satisfied over time as the pipeline capacity is made available to the customer. As such, EQM recognizes firm reservation fee revenue evenly over the contract period, using a time-elapsed output method to measure progress. The performance obligation for volumetric based fee revenues for usage fees under firm and interruptible contracts is generally satisfied upon EQM's monthly billing to the customer for actual volumes gathered, transported or stored during the month. The amount billed corresponds directly to the value of EQM's performance to date as the customer obtains value as each volume is gathered, transported or stored.
Certain of EQM's gas gathering agreements are structured with minimum volume commitments (MVC), which specify minimum quantities for which a customer will be charged regardless of actual quantities gathered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or when it is remote that the producer will be able to meet its MVC.

For the three and six months ended June 30, 2018 and 2017, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of June 30, 2018 and December 31, 2017, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
The table below provides disaggregated revenue information by EQM business segment for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018
	Gathering	Transmission	Total
	(Thousands)
Firm reservation fee revenues	$111,702	$82,222	$193,924
Volumetric based fee revenues:
Usage fees under firm contracts (1)	9,956	4,828	14,784
Usage fees under interruptible contracts (2)	58,958	2,095	61,053
Total volumetric based fee revenues	68,914	6,923	75,837
Total operating revenues	$180,616	$89,145	$269,761

	Six Months Ended June 30, 2018
	Gathering	Transmission	Total
	(Thousands)
Firm reservation fee revenues	$221,635	$179,997	$401,632
Volumetric based fee revenues:
Usage fees under firm contracts (1)	22,064	8,650	30,714
Usage fees under interruptible contracts (2)	116,545	7,432	123,977
Total volumetric based fee revenues	138,609	16,082	154,691
Total operating revenues	$360,244	$196,079	$556,323

(1)	Includes fees on volumes gathered and transported in excess of firm contracted capacity and also for transmission includes commodity charges and fees on all volumes transported under firm contracts.

(2)	Includes volumes from contracts under which EQM has agreed to hold capacity available but for which it does not receive a capacity reservation fee.
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
The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of June 30, 2018.

	2018	2019	2020	2021	2022	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$223,806	$471,226	$547,153	$557,152	$557,152	$2,841,279	$5,197,768
Gathering revenues supported by MVCs	—	65,700	71,370	71,175	71,175	136,875	416,295
Transmission firm reservation fees	179,786	347,061	347,261	341,769	338,010	2,602,572	4,156,459
Total	$403,592	$883,987	$965,784	$970,096	$966,337	$5,580,726	$9,770,522

D.	Equity and Net Income per Limited Partner Unit
The following table summarizes EQM's limited partner common units and general partner units issued from January 1, 2018 through June 30, 2018. There were no issuances in 2017.

	Limited Partner Common Units	General Partner Units	Total
Balance at January 1, 2018	80,581,758	1,443,015	82,024,773
Common units issued (1)	9,608	—	9,608
May 2018 Acquisition consideration	5,889,282	—	5,889,282
Balance at June 30, 2018	86,480,648	1,443,015	87,923,663

(1)	Units issued upon a resignation from the EQM General Partner's Board of Directors in February 2018.
As of June 30, 2018, EQGP owned 21,811,643 EQM common units, representing a 24.8% limited partner interest, 1,443,015 EQM general partner units, representing a 1.6% general partner interest, and all of the IDRs in EQM. As of June 30, 2018, EQT owned 5,889,282 EQM common units, representing a 6.7% limited partner interest in EQM, 100% of the non-economic general partner interest in EQGP and a 91.3% limited partner interest in EQGP.
As a result of the EQM-RMP Merger, on July 23, 2018, an indirect wholly owned subsidiary of EQT received 9,544,530 EQM common units as Merger Consideration.
Net Income per Limited Partner Unit. Net income attributable to the May 2018 Acquisition for the periods prior to May 1, 2018, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the unitholders. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding was 17,369 and 21,041 for the three months ended June 30, 2018 and 2017, respectively, and 20,467 and 20,506 for the six months ended June 30, 2018 and 2017, respectively.

E.	Financial Information by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$180,616	$112,145	$360,244	$214,474
Transmission	89,145	84,670	196,079	182,413
Total operating revenues	$269,761	$196,815	$556,323	$396,887

Operating income:
Gathering	$121,631	$83,425	$252,513	$157,129
Transmission	60,642	57,863	140,093	129,467
Total operating income	$182,273	$141,288	$392,606	$286,596

Reconciliation of operating income to net income:
Equity income (1)	10,938	5,111	19,749	9,388
Other income	944	1,402	1,842	2,939
Net interest expense	20,683	8,662	31,399	16,588
Net income	$173,472	$139,139	$382,798	$282,335

(1)	Equity income is included in the Transmission segment.

	June 30, 2018	December 31, 2017
	(Thousands)
Segment assets:
Gathering	$3,250,242	$3,020,491
Transmission (1)	2,505,947	1,948,047
Total operating segments	5,756,189	4,968,538
Headquarters, including cash	806,236	179,038
Total assets	$6,562,425	$5,147,576

(1)
The equity investment in the MVP Joint Venture was included in the headquarters segment prior to June 30, 2018. As of June 30, 2018, the investment in the MVP Joint Venture was included in the Transmission segment and the amount at December 31, 2017 has been recast to confirm with this presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Depreciation:
Gathering	$15,646	$9,555	$30,590	$18,415
Transmission	12,430	11,845	24,871	23,532
Total	$28,076	$21,400	$55,461	$41,947

Expenditures for segment assets:
Gathering	$139,099	$53,708	$252,297	$102,546
Transmission	27,962	29,978	46,891	51,367
Total (1)	$167,061	$83,686	$299,188	$153,913

(1)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $62.3 million, $60.3 million and $66.0 million at June 30, 2018, March 31, 2018 and December 31, 2017, respectively. Accrued capital expenditures were approximately $31.2 million, $34.0 million and $26.7 million at June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

F.	Related Party Transactions
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

G.	Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline spanning from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of June 30, 2018. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary because it does not have the power to direct the activities of the MVP Joint Venture that most significantly impact its economic performance. Certain business decisions require the approval of owners holding more than a 66 2/3% interest in the MVP Joint Venture and no one member owns more than a 66 2/3% interest. The MVP Joint Venture is an equity method investment for accounting purposes as EQM has the ability to exercise significant influence over operating and financial policies of the MVP Joint Venture.

In May 2018, the MVP Joint Venture issued a capital call notice to MVP Holdco, LLC (MVP Holdco), a direct wholly owned subsidiary of EQM, for $445.9 million, of which $193.4 million was paid in July 2018 and $252.5 million is expected to be paid in the third quarter of 2018. The capital contribution payable has been reflected on the consolidated balance sheet as of June 30, 2018 with a corresponding increase to EQM's investment in the MVP Joint Venture.
Equity income is primarily EQM's portion of the MVP Joint Venture's AFUDC on construction of the MVP.
As of June 30, 2018, EQM had issued a $91 million performance guarantee in favor of the MVP Joint Venture to provide performance assurances for MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP. As of June 30, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,094 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of June 30, 2018 and amounts that could have become due under EQM's performance guarantee as of that date.
The following tables summarize the unaudited condensed financial statements for the MVP Joint Venture.
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Thousands)
Current assets	$1,161,641	$330,271
Noncurrent assets	1,334,266	747,728
Total assets	$2,495,907	$1,077,999

Current liabilities	$290,855	$65,811
Equity	2,205,052	1,012,188
Total liabilities and equity	$2,495,907	$1,077,999
Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Net interest income	$7,732	$2,730	$13,915	$4,977
AFUDC - equity	16,307	8,503	29,489	15,656
Net income	$24,039	$11,233	$43,404	$20,633

H.	Debt
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
EQM had no letters of credit outstanding under its credit facility as of June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018, the maximum amount of EQM's outstanding borrowings under EQM's credit facility at any time was $338 million and $420 million, respectively, and the average daily balance was approximately $122 million and $211 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.4% and 3.2% for the three and six months ended June 30, 2018, respectively. There were no borrowings outstanding at any time during the three and six months ended June 30, 2017. During the third quarter, EQM intends to increase its borrowing capacity from $1 billion up to $2 billion.
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
EQM had no borrowings outstanding on the 364-Day Facility as of June 30, 2018 and December 31, 2017. There were no borrowings outstanding at any time during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the maximum amount of EQM's outstanding borrowings under the credit facility at any time was $100 million and the average daily balances were approximately $55 million and $40 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 2.2% and 2.1% for the three and six months ended June 30, 2017, respectively. EQM expects EQT to terminate the 364-Day Facility at or prior to the proposed separation of EQT's production and midstream businesses (the Separation).
EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders. The EQM Term Loan Facility was used to fund the cash consideration for the May 2018 Acquisition, to repay borrowings under EQM's $1 Billion Facility and for other general partnership purposes. During the second quarter 2018, the balance outstanding under the EQM Term Loan Facility was repaid, and the EQM Term Loan Facility was terminated on June 25, 2018 in connection with EQM's issuance of the 2018 Senior Notes (defined below). As a result of the termination, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
2018 Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the balance outstanding under the EQM Term Loan Facility and the RMP Credit Agreement and the remainder is expected to be used for general partnership purposes. The 2018 Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of the EQM's assets.
As of June 30, 2018, EQM was in compliance with all debt provisions and covenants.

I.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; these are considered Level 1 fair value measurements. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As EQM's senior notes are not actively traded, their fair values are considered Level 2 fair value measurements and are estimated using a standard industry income approach model that applies a discount rate based on market rates for debt with similar remaining time to maturity and credit risk. As of June 30, 2018 and December 31, 2017, the estimated fair value of EQM's senior notes was approximately $3,454 million and $1,006 million, respectively, and the carrying value of EQM's senior notes was approximately $3,454 million and $987 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of June 30, 2018 and December 31, 2017, the estimated fair value of the Preferred Interest was approximately $125 million and $133 million, respectively, and the carrying value of the Preferred Interest was approximately $117 million and $119 million, respectively.

J.	Distributions
On July 24, 2018, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the second quarter of 2018 of $1.09 per common unit. The cash distribution will be paid on August 14, 2018 to unitholders of record at the close of business on August 3, 2018. Based on the EQM common units outstanding on July 26, 2018, cash distributions to EQGP will be approximately $23.8 million related to its limited partner interest, $2.4 million related to its general partner interest and $68.1 million related to its IDRs in EQM. The distribution amounts to EQGP related to its general partner interest and IDRs in EQM are subject to change if EQM issues additional common units on or prior to the record date for the second quarter 2018 distribution.

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
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM's gathering, transmission and storage and water revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service date of the MVP and MVP Southgate; the ultimate terms, partners and structure of the MVP Joint Venture; expansion projects in EQM's operating areas and in areas that would provide access to new markets; asset acquisitions, including EQM's ability to complete asset acquisitions; the impact and outcome of pending and future litigation; the timing of the proposed separation of EQT's production and midstream businesses (the Separation) and the parties' ability to complete the Separation; the amount and timing of distributions, including expected increases; the amounts and timing of projected capital contributions and operating and capital expenditures, including the amount of capital expenditures reimbursable by EQT; the impact of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability and EQM's plan to increase its borrowing capacity up to $2 billion; the effects of government regulation; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on current expectations and assumptions about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.
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
EXECUTIVE OVERVIEW
For the three months ended June 30, 2018, net income attributable to EQM was $172.6 million compared to $139.1 million for the three months ended June 30, 2017. The increase resulted primarily from higher gathering and transmission revenues, which were driven mainly by the May 2018 Acquisition which supports affiliate and third party production development, and higher equity income, partly offset by higher operating expenses and higher net interest expense.
For the six months ended June 30, 2018, net income attributable to EQM was $379.5 million compared to $282.3 million for the six months ended June 30, 2017. The increase primarily resulted from higher gathering and transmission revenues, which were driven mainly by the May 2018 Acquisition which supports affiliate and third party production development, and higher equity income, partly offset by an increase in operating expenses and higher net interest expense.
EQM declared a cash distribution to its unitholders of $1.09 per unit on July 24, 2018, which was 2% higher than the first quarter 2018 distribution of $1.065 per unit and 17% higher than the second quarter 2017 distribution of $0.935 per unit.
Business Segment Results
Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQM has presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. EQM has reconciled each segment's operating income to EQM's consolidated operating income and net income in Note E to the consolidated financial statements.
GATHERING RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 (1)	2017	% Change	2018 (1)	2017	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$111,702	$101,858	9.7	$221,635	$196,129	13.0
Volumetric based fee revenues:
Usage fees under firm contracts (2)	9,956	6,479	53.7	22,064	11,300	95.3
Usage fees under interruptible contracts(3)	58,958	3,808	1,448.3	116,545	7,045	1,554.3
Total volumetric based fee revenues	68,914	10,287	569.9	138,609	18,345	655.6
Total operating revenues	180,616	112,145	61.1	360,244	214,474	68.0
Operating expenses:
Operating and maintenance	15,777	10,293	53.3	27,686	20,633	34.2
Selling, general and administrative	17,175	8,872	93.6	28,682	18,297	56.8
Depreciation	15,646	9,555	63.7	30,590	18,415	66.1
Amortization of intangible assets	10,387	—	100.0	20,773	—	100.0
Total operating expenses	58,985	28,720	105.4	107,731	57,345	87.9
Operating income	$121,631	$83,425	45.8	$252,513	$157,129	60.7

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	2,007	1,780	12.8	1,986	1,754	13.2
Volumetric based services (4)	2,494	281	787.5	2,514	253	893.7
Total gathered volumes	4,501	2,061	118.4	4,500	2,007	124.2

Capital expenditures	$139,099	$53,708	159.0	$252,297	$102,546	146.0

(1)
Includes the pre-acquisition results of the May 2018 Acquisition, which was effective on May 1, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)	Includes fees on volumes gathered in excess of firm contracted capacity.

(3)	Includes volumes from contracts under which EQM has agreed to hold capacity available but for which it does not receive a capacity reservation fee.

(4)	Includes volumes gathered under interruptible contracts and volumes gathered in excess of firm contracted capacity.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Gathering revenues increased by $68.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily driven by the May 2018 Acquisition and affiliate and third party production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of increased affiliate and third party contracted gathering capacity, including that on the Range Resources Corporation (Range Resources) header pipeline project, and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party and affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of the May 2018 Acquisition, which added revenues of $55.3 million for the three months ended June 30, 2018.
Operating expenses increased by $30.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Operating and maintenance expense increased as a result of the May 2018 Acquisition as well as an increase in repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative increased as a result of the May 2018 Acquisition and transaction costs associated with that acquisition and the EQM-RMP Merger. Depreciation expense increased primarily as a result of the May 2018 Acquisition and additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to the May 2018 Acquisition.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Gathering revenues increased by $145.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily driven by the May 2018 Acquisition and affiliate and third party production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of increased affiliate and third party contracted gathering capacity, including that on the Range Resources header pipeline project, and higher rates on various affiliate wellhead expansion projects in the current period. Usage fees under firm contracts increased due to increased third party and affiliate volumes gathered in excess of firm contracted capacity. Usage fees under interruptible contracts increased as a result of the May 2018 Acquisition, which added revenues of $109.0 million for the six months ended June 30, 2018.
Operating expenses increased by $50.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Operating and maintenance expense increased as a result of the May 2018 Acquisition as well as an increase in repairs and maintenance expense consistent with the growth of the business. Selling, general and administrative increased as a result of the May 2018 Acquisition and transaction costs associated with that acquisition and the EQM-RMP Merger. Depreciation expense increased primarily as a result of the May 2018 Acquisition and additional assets placed in-service, including those associated with the Range Resources header pipeline project and various wellhead gathering expansion projects. Amortization of intangible assets relates to the May 2018 Acquisition.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$82,222	$79,512	3.4	$179,997	$171,786	4.8
Volumetric based fee revenues:
Usage fees under firm contracts (1)	4,828	3,503	37.8	8,650	6,360	36.0
Usage fees under interruptible contracts	2,095	1,655	26.6	7,432	4,267	74.2
Total volumetric based fee revenues	6,923	5,158	34.2	16,082	10,627	51.3
Total operating revenues	89,145	84,670	5.3	196,079	182,413	7.5
Operating expenses:
Operating and maintenance	8,810	8,022	9.8	16,361	14,499	12.8
Selling, general and administrative	7,263	6,940	4.7	14,754	14,915	(1.1)
Depreciation	12,430	11,845	4.9	24,871	23,532	5.7
Total operating expenses	28,503	26,807	6.3	55,986	52,946	5.7
Operating income	$60,642	$57,863	4.8	$140,093	$129,467	8.2

Equity income	$10,938	$5,111	114.0	$19,749	$9,388	110.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,826	2,218	27.4	2,821	2,171	29.9
Volumetric based services (2)	41	21	95.2	41	24	70.8
Total transmission pipeline throughput	2,867	2,239	28.0	2,862	2,195	30.4

Average contracted firm transmission reservation commitments (BBtu per day)	3,607	3,341	8.0	3,873	3,542	9.3

Capital expenditures	$27,962	$29,978	(6.7)	$46,891	$51,367	(8.7)

(1)	Includes fees on volumes transported in excess of firm contracted capacity as well as commodity charges and fees on all volumes transported under firm contracts.

(2)	Includes volumes transported under interruptible contracts and volumes transported in excess of firm contracted capacity.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Transmission and storage revenues increased by $4.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with affiliates and third parties in the current period. Usage fees under firm contracts increased primarily due to increased commodity charges on higher firm contracted volumes. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.
Operating expenses increased by $1.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 consistent with the growth of the business.
The increase in equity income of $5.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily related to the increase in the MVP Joint Venture's AFUDC on the MVP.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Transmission and storage revenues increased by $13.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with third parties and affiliates in the current period, and third parties contracting for additional firm capacity. Usage fees under firm contracts increased primarily due to increased commodity charges. The increase in usage fees under interruptible contracts primarily relates to higher parking revenue, which does not have associated pipeline throughput.
Operating expenses increased by $3.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 consistent with the growth of the business.
Equity income increased $10.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the increase in the MVP Joint Venture's AFUDC on the MVP.
Other Income Statement Items
Other income decreased by $0.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $1.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of lower AFUDC – equity, which was related to the timing of spending on regulated projects.
The increase in net interest expense of $12.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $14.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increased interest of $7.6 million and $9.9 million, respectively, on higher borrowings on EQM's credit facilities, deferred issuance costs expensed in the second quarter of 2018 associated with the termination of the EQM Term Loan and interest incurred on the 2018 Senior Notes.
Net income attributable to noncontrolling interest for the three and six months ended June 30, 2018 was $0.9 million and $3.3 million, respectively. As discussed in Note A, on May 1, 2018, EQM acquired the remaining 25% limited liability company interest in Strike Force Midstream. As a result, EQM owned 100% of Strike Force Midstream effective as of May 1, 2018.
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income attributable to EQM and net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Net income attributable to EQM	$172,619	$139,139	$379,452	$282,335
Add:
Net interest expense	20,683	8,662	31,399	16,588
Depreciation	28,076	21,400	55,461	41,947
Amortization of intangible assets	10,387	—	20,773	—
Preferred Interest payments	2,746	2,746	5,492	5,492
Non-cash long-term compensation expense	—	—	331	225
Transaction costs (1)	3,424	—	3,424	—
Less:
Equity income	(10,938)	(5,111)	(19,749)	(9,388)
AFUDC – equity	(1,072)	(1,598)	(2,137)	(3,297)
Adjusted EBITDA attributable to the May 2018 Acquisition (2)	(16,417)	—	(60,507)	—
Adjusted EBITDA	$209,508	$165,238	$413,939	$333,902
Less:
Net interest expense excluding interest income on the Preferred Interest	(22,336)	(10,374)	(34,836)	(20,026)
Capitalized interest and AFUDC – debt	(1,940)	(1,008)	(2,757)	(2,608)
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(7,115)	(3,462)	(10,980)	(6,070)
Transaction costs	(3,424)	—	(3,424)	—
Distributable cash flow	$174,693	$150,394	$361,942	$305,198

Net cash provided by operating activities	$220,225	$158,883	$441,646	$320,305
Adjustments:
Capitalized interest and AFUDC – debt	(1,940)	(1,008)	(2,757)	(2,608)
Principal payments received on the Preferred Interest	1,093	1,034	2,172	2,054
Ongoing maintenance capital expenditures net of expected reimbursements (3)	(7,115)	(3,462)	(10,980)	(6,070)
Adjusted EBITDA attributable to the May 2018 Acquisition (2)	(16,417)	—	(60,507)	—
Other, including changes in working capital	(21,153)	(5,053)	(7,632)	(8,483)
Distributable cash flow	$174,693	$150,394	$361,942	$305,198

(1)	There were no transaction costs for the three and six months ended June 30, 2017.

(2)
Adjusted EBITDA attributable to the May 2018 Acquisition for the period prior to May 1, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by the May 2018 Acquisition prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the May 2018 Acquisition for the three and six months ended June 30, 2018 was calculated as net income of $11.4 million and $41.0 million, respectively, plus depreciation expense of $1.6 million and $5.8 million, respectively, plus amortization of intangible assets of $3.5 million and $13.8 million, respectively, less interest income of less than $0.1 million and $0.1 million, respectively.

(3)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of EQM's omnibus agreement of $0.6 million and zero for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
See "Executive Overview" above for a discussion of net income attributable to EQM, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $44.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $80.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale.
Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $121.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $24.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $56.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 mainly attributable to the increase in EQM's adjusted EBITDA, partly offset by increased net interest expense and ongoing maintenance capital expenditures.
Outlook
On February 21, 2018, EQT announced a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (SpinCo) that will focus on midstream operations. Following the Separation, SpinCo will own the midstream interests held by EQT, including the interests in EQM and EQGP. See Note B to the consolidated financial statements for a discussion of the EQM-RMP Merger, which was completed on July 23, 2018.
EQM's principal business objective is to increase the quarterly cash distributions it pays to its unitholders over time while ensuring the ongoing growth of its business. EQM believes that it is well positioned to achieve growth based on its strategically located assets, which cover portions of the Marcellus, Utica and Upper Devonian Shales that lack substantial natural gas pipeline infrastructure. EQM believes it has a competitive advantage in pursuing economically attractive organic expansion projects in its areas of operations, which EQM believes will be a key driver of growth in the future. EQM is also currently pursuing organic growth projects that are expected to provide access to markets in the Gulf Coast and Southeast regions. Additionally, EQM may pursue asset acquisitions from third parties.
EQM expects that the following expansion projects will allow it to capitalize on drilling activity by EQT and third party producers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc., WGL Holdings, Inc. and RGC Resources, Inc. EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture as of June 30, 2018. The 42 inch diameter MVP has a targeted capacity of 2.0 Bcf per day and is estimated to span 300 miles extending from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. As currently designed, the total cost for the MVP is estimated to be $3.5 billion to $3.7 billion, excluding AFUDC, with EQM funding its proportionate share through capital contributions made to the MVP Joint Venture. In 2018, EQM expects to provide capital contributions of $1.0 billion to $1.2 billion to the MVP Joint Venture. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms, including an initial 1.29 Bcf per day firm capacity commitment by EQT, and is currently in negotiation with additional shippers who have expressed interest in the MVP project.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP project. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. The MVP Joint Venture is targeted to be placed in-service during the first quarter of 2019.

In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is anchored by a firm capacity commitment from PSNC Energy. The preliminary MVP Southgate project cost estimate is $350 million to $500 million, which is expected to be spent in 2019 and 2020. EQM is expected to have between 33% and 48% ownership in the MVP Southgate project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate has a targeted in-service date of the fourth quarter 2020.

•
Affiliate Wellhead Gathering Expansion. EQM plans to invest approximately $750 million during 2018 in gathering expansion projects, primarily wellhead and header projects in Pennsylvania, West Virginia and Ohio, including commencing preliminary construction activities on the Hammerhead project, a 1.2 Bcf per day gathering header pipeline connecting natural gas produced in Pennsylvania and West Virginia to the MVP.

•
Transmission Expansion. EQM plans to invest approximately $100 million during 2018 in other transmission expansion projects, primarily the Equitrans Expansion project, which is designed to provide north-to-south capacity on the mainline Equitrans system for deliveries to the MVP.

•	Water Projects. In 2018, EQM plans to invest approximately $25 million on water infrastructure projects.
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
Operating Activities
Net cash flows provided by operating activities was $441.6 million for the six months ended June 30, 2018 compared to $320.3 million for the six months ended June 30, 2017. The increase was primarily driven by higher operating income for which contributing factors are discussed in the "Executive Overview" and "Business Segment Results of Operations" sections herein.
Investing Activities
Net cash flows used in investing activities was $1,676.7 million for the six months ended June 30, 2018 compared to $207.3 million for the six months ended June 30, 2017. The increase was primarily attributable to the net assets acquired from EQT in the May 2018 Acquisition, increased capital contributions to the MVP Joint Venture consistent with the start of construction on the MVP and increased capital expenditures as further described in "Capital Requirements."
Financing Activities
Net cash provided by financing activities was $1,875.1 million for the six months ended June 30, 2018 compared to net cash used in financing activities of $161.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, the primary source of financing cash flows was net proceeds from the 2018 Senior Notes offering, while the primary uses of financing cash flows were distributions paid to unitholders, net repayments on EQM's credit facilities and the Gulfport Transaction. For the six months ended June 30, 2017, the primary use of financing cash flows was distributions paid to unitholders.
Capital Requirements
The gathering, transmission and storage businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands)
Expansion capital expenditures (1)	$159,968	$80,224	$284,787	$146,869
Ongoing maintenance	7,093	3,462	14,401	7,044
Total capital expenditures (2)	$167,061	$83,686	$299,188	$153,913

(1)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $65.8 million and $40.2 million for the three months ended June 30, 2018 and 2017, respectively, and $182.8 million and $59.9 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. See Note E to the consolidated financial statements.

Expansion capital expenditures increased by $79.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $137.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of increased spending on the Hammerhead project, various wellhead gathering expansion projects and the Equitrans Expansion project, partly offset by decreased spending on the Range Resources header pipeline project. The final phase of the Range Resources header pipeline project was placed in-service during the second quarter of 2017.
Ongoing maintenance increased by $3.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $7.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of higher assets in service and timing of ongoing maintenance projects.
In 2018, capital contributions to the MVP Joint Venture are expected to be $1.0 billion to $1.2 billion, depending on the timing of the construction of the MVP, expansion capital expenditures are expected to be approximately $875 million and ongoing maintenance capital expenditures are expected to be approximately $45 million, net of reimbursements. As a result of the closing of the EQM-RMP Merger on July 23, 2018, capital expenditures include expected capital expenditures of RMP. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of construction for the MVP. Maintenance related capital expenditures are also expected to vary quarter to quarter. EQM may fund future capital expenditures primarily through cash generated from operations, availability under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM does not forecast capital expenditures associated with potential projects not committed as of the filing of this Quarterly Report on Form 10-Q.
Credit Facility Borrowings
See Note H to the consolidated financial statements for discussion of EQM's credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at June 30, 2018.

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
$750 Million ATM Program
As of July 26, 2018, EQM had approximately $443 million in remaining capacity under the $750 Million ATM Program.
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

Off-Balance Sheet Arrangements
See Note G to the consolidated financial statements for discussion of the MVP Joint Venture guarantee.
Critical Accounting Policies
EQM's critical accounting policies are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in EQM's recast Current Report on Form 8-K for the year ended December 31, 2017 as filed with the SEC on June 12, 2018. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2018. The application of EQM's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings under its credit facilities. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in its results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note H to the consolidated financial statements for discussion of EQM's borrowings and Note I to the consolidated financial statements for a discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk
EQM is exposed to credit risk, which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM's FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the six months ended June 30, 2018, approximately 77% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days written notice. At June 30, 2018, EQT's public senior debt had an investment grade credit rating.
Commodity Prices
EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQT, or third party customers on EQM's systems, may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining unaffiliated third party customers, which accounted for 47% of transmission and storage revenues and 28% of gathering revenues for the six months ended June 30, 2018, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system as well as the volumes gathered on its gathering systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on certain EQM systems, EQT may determine in the future that drilling in EQM's areas of operations does not provide an adequate return or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.

For the year ended December 31, 2017, approximately 89% of EQM’s total revenues were derived from firm reservation fees. On a pro forma basis following the closing of the EQM-RMP Merger, approximately 60% of EQM’s total revenues would have been derived from firm reservation fees for the year ended December 31, 2017. This decrease is primarily driven by the fact that RMP’s gathering systems have not been supported by contracts with firm capacity reservation components. Rather, all of RMP’s gathering and compression revenues were generated under long-term contracts which provide for a fixed price per unit for volumes of natural gas actually gathered. As a result, following the EQM-RMP Merger, EQM has greater exposure to short and medium term declines in volumes of gas produced and gathered on its systems than it has historically. With respect to its firm contracts, EQM believes that short and medium term declines in volumes of gas produced, gathered, transported or stored on its systems will have a limited financial impact on EQM because the firm reservation fees associated with these contracts are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an impact on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts, which could impact EQM's results of operations, liquidity, financial position or ability to pay distributions to its unitholders. Additionally, long term declines in gas production in EQM's areas of operations would limit EQM's growth potential.
Other Market Risks
EQM's $1 Billion Facility is underwritten by a syndicate of financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM's exposure to disruption or consolidation in the banking industry.
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
Changes in Internal Control over Financial Reporting
Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the May 2018 Acquisition, which were initially acquired by EQT from Rice on November 13, 2017. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. EQM is in the process of integrating its internal controls over financial reporting with those of the entities acquired in the May 2018 Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in EQM's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.

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
Environmental Proceedings
Between September 2015 and February 2016, EQM, as the operator of the Allegheny Valley Connector (AVC) facilities, which at that time were owned by EQT, received eight NOVs from the Pennsylvania Department of Environmental Protection (PADEP). The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania. EQT and EQM immediately addressed the releases and fully cooperated with the PADEP.  In October 2016, EQM acquired the AVC facilities from EQT, including any future obligations related to these releases. EQM and the PADEP are currently negotiating the terms of a consent order and agreement and related civil penalty related to the NOVs. While EQM expects the PADEP’s claims to result in penalties that exceed $100,000, EQM expects that the resolution of this matter will not have a material impact on its financial condition, results of operations, liquidity or ability to make distributions.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in EQM's Annual Report on Form 10-K for the year ended December 31, 2017 other than the risks described below.
Failure to successfully combine the businesses of EQM and RMP in the expected time frame may adversely affect the future results of the combined organization and our ability to achieve the intended benefits of the EQM-RMP Merger and the May 2018 Acquisition.
The success of the EQM-RMP Merger will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of EQM and RMP. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the EQM-RMP Merger may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the EQM-RMP Merger. There can be no assurance that our combination with RMP or the May 2018 Acquisition will deliver the strategic, financial and operational benefits anticipated by us. Our business may be negatively impacted if we are unable to effectively manage our expanded operations.
The proposed separation of EQT's production and midstream businesses into two independent publicly-traded companies may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
On February 21, 2018, EQT announced plans to separate its production and midstream businesses into two independent publicly-traded companies. Uncertainty related to the Separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the Separation.
Our significant indebtedness, and any future indebtedness, as well as the restrictions under our debt agreements could adversely affect our business, financial condition and operating flexibility, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
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
In July 2017, we amended and restated our credit facility to increase the borrowing capacity under the facility from $750 million to $1 billion and extend the maturity date to July 2022. Our $1 billion credit facility contains a covenant requiring us to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Our ability to meet these covenants can be affected by events beyond our control and we cannot assure our unitholders that we will meet these covenants. In addition, our $1 billion credit facility contains events of default customary for such facilities, including the occurrence of a change of control (which will occur, among other things, if EQT or certain permitted transferees fail to control the EQM General Partner, we fail to own 100% of Equitrans, L.P., or the EQM General Partner fails to be our general partner). Furthermore, in June 2018, we issued senior unsecured notes in an aggregate principal amount of $2.5 billion across three new series, consisting of $1.1 billion in aggregate principal amount of our 4.75% senior notes due 2023, $850 million in aggregate principal amount of our 5.5% senior notes due 2028, and $550 million in aggregate principal amount of our 6.5% senior notes due 2048.
The provisions of our debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investments. The $1 billion credit facility also has cross default provisions that apply to any other indebtedness we may have with an aggregate principal amount in excess of $25 million.
Our substantial indebtedness and the additional debt we may incur in the future for, among other things, working capital, capital expenditures, capital contributions to the MVP Joint Venture, acquisitions or operating activities may adversely affect our liquidity and therefore our ability to make cash distributions to our unitholders.
Among other things, our significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Any future downgrade of the debt issued by us or our subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.
The demand for the services provided by our water distribution business could decline as a result of several factors.
Our water services business includes fresh water distribution for use in our customers’ natural gas, NGLs and oil exploration and production activities. Water is an essential component of natural gas, NGLs and oil production during the drilling, and in particular, the hydraulic fracturing process. As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including EQT, which is currently and anticipated to continue to be our primary customer for such services. More specifically, the demand for our water distribution and produced water handling services could be adversely affected by any reduction in or slowing of EQT’s or other customers’ well completions, any reduction in produced water attributable to completion activity, or the extent to which EQT or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity. In addition, increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by our water services customers, which could reduce the number of wells for which we provide water services.
Additionally, we depend on EQT to source a portion of the fresh water we distribute. The availability of our and EQT’s water supply may be limited due to reasons including, but not limited to, prolonged drought or regulatory delays associated with infrastructure development. Restrictions on the ability to obtain water or changes in wastewater disposal requirements may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for our fresh water distribution services.
The regulatory approval process for the construction of new midstream assets is challenging, and litigation could impact our or MVP’s ability to obtain authorizations necessary for projects.
Certain of our internal growth projects may require regulatory approval from federal, state and local authorities prior to construction, including any extensions from or additions to our transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production and gathering activities in new production areas, including the Marcellus, Utica and Upper Devonian Shales, and negative public perception regarding the oil and gas industry. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
In addition, any significant delays in the regulatory approval process for the MVP Project could increase costs and negatively impact the scheduled in-service date, which in turn could adversely affect the ability for MVP and its owners, including us, to achieve the expected investment return. For example, in February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit Court of Appeals challenging the use of U.S. Army Corps of Engineers Nationwide Permit 12 in West Virginia for the MVP project. In May 2018, the Army Corps suspended its Nationwide Permit 12 verifications for four river crossings in West Virginia. Plaintiffs then sought a preliminary injunction staying the Army Corps’ approval to proceed under Nationwide Permit 12 for all stream crossings in West Virginia. In June 2018, the Fourth Circuit granted the motion and stayed the Army Corps’ verification that Nationwide Permit 12 applied. Accordingly, MVP has stopped construction of the portions of the MVP project affected by this ruling. Although the Army Corps reinstated its verifications for four of the West Virginia stream crossings in July 2018, the stay imposed by the Fourth Circuit is still in place. This and other similar litigation could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
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
The FERC's jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for our FERC-regulated gathering services, these gathering facilities are not subject to the FERC's certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. On April 19, 2018, the FERC issued a Notice of Inquiry seeking information regarding whether, and if so how, it should revise its approach under its currently effective policy statement on the certification of new natural gas transportation facilities. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. If the FERC changes its existing certificate policy, it could impact our ability to construct interstate pipeline facilities. Further, typically, a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause us to abandon planned projects.
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
On March 15, 2018, the FERC issued an order prohibiting master limited partnership (MLP)-owned pipelines from including an allowance for investor income tax liability in their cost-of-service based rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. On July 18, 2018, the FERC issued an order affirming the principal finding in the March order regarding income tax recovery and also clarifying the treatment of Accumulated Deferred Income Taxes (ADIT) in light of the prohibition on MLP income tax allowances. Also on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines must make a one-time report, Form 501-G, due in the fourth quarter of 2018. For MLP-owned pipelines, the Form 501-G report must calculate an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the prohibition of the income tax allowance and the ADIT clarification. The FERC will evaluate these Form 501-G filings on a case-by-case basis and may open a limited or a general rate case, open an investigation, or take no further action. This recent action by the FERC could adversely affect our business, financial condition, results of operations, liquidity and ability to make cash distributions to our unitholders.
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
Incorporated by reference herein to Exhibit 2.2 to Form 8-K (#001-35574) filed on April 26, 2018.
4.1	Third Supplemental Indenture, dated as of June 25, 2018, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference herein to Exhibit 4.2 to Form 8-K (#001-35574) filed on June 25, 2018.
4.2	Fourth Supplemental Indenture, dated as of June 25, 2018, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference herein to Exhibit 4.4 to Form 8-K (#001-35574) filed on June 25, 2018.
4.3	Fifth Supplemental Indenture, dated as of June 25, 2018, by and between EQT Midstream Partners, LP, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference herein to Exhibit 4.6 to Form 8-K (#001-35574) filed on June 25, 2018.
10.1
Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q/A (#001-35574) filed on June 18, 2018.
10.2
364-Day Term Loan Agreement, dated as of April 25, 2018, by and among EQT Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto.
Incorporated by reference herein to Exhibit 10.1 to Form 8-K (#001-35574) filed on April 26, 2018.
10.3
Second Amended and Restated Gas Gathering and Compression Agreement, dated as of March 31, 2017, by and between Rice Drilling D LLC and Rice Olympus Midstream LLC.  Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items has been requested from the SEC.  The redacted material has been separately filed with the SEC.
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

Date:  July 26, 2018