Form 10-K
period 2018-12-31
EQM Midstream Partners, LP
filed 2019-02-14
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
or
 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER 001-35574

EQM Midstream Partners, LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 625 Liberty Avenue, Suite 2000 Pittsburgh, Pennsylvania (Address of principal executive offices)	37-1661577 (IRS Employer Identification No.) 15222 (Zip Code)

Registrant's telephone number, including area code: (412) 395-2688

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

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

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 29, 2018: $3.2 billion

At January 31, 2019, there were 120,457,630 Common Units and 1,443,015 General Partner Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and subsidiaries (collectively, EQM, we or us) as net income attributable to EQM plus net interest expense, depreciation, amortization of intangible assets, impairment of goodwill, income tax expense, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and transaction costs less equity income, AFUDC - equity (as defined below), pre-acquisition capital lease payments for Allegheny Valley Connector, LLC (AVC) and adjusted EBITDA of assets prior to acquisition.
Allowance for Funds Used During Construction (AFUDC) – carrying costs for the construction of certain long-lived regulated assets are capitalized and amortized over the related assets' estimated useful lives. The capitalized amount for construction of regulated assets includes interest cost and a designated cost of equity for financing the construction of these regulated assets.
Appalachian Basin – the area of the United States composed of those portions of West Virginia, Pennsylvania, Ohio, Maryland, Kentucky and Virginia that lie in the Appalachian Mountains.
British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one-degree Fahrenheit.
Code – the U.S. Internal Revenue Code of 1986, as amended, and the regulations and interpretations promulgated thereunder.
Equitrans Midstream's Disclosure Document – Equitrans Midstream Corporation's (Equitrans Midstream) 2019 Proxy Statement or amendment to its Annual Report on Form 10-K for the year ended December 31, 2018, as applicable, in each case, as filed or to be filed with the Securities and Exchange Commission (the SEC).
EQT’s Disclosure Document – EQT Corporation’s 2019 Proxy Statement or amendment to its Annual Report on Form 10-K for the year ended December 31, 2018, as applicable, in each case, as filed or to be filed with the SEC.
distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt, and ongoing maintenance capital expenditures net of reimbursements and transaction costs.
Distribution – the distribution of 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (Equitrans Midstream common stock) to EQT shareholders of record as of the close of business on November 1, 2018.
ETRN Omnibus Agreement – the agreement, as amended, entered into among EQM, its general partner and Equitrans Midstream in connection with the Separation and Distribution, pursuant to which EQM agreed to provide Equitrans Midstream with a license to use the name "Equitrans" and related marks in connection with Equitrans Midstream’s business, and Equitrans Midstream agreed to provide EQM with, and EQM agreed to reimburse Equitrans Midstream for, certain general and administrative services.
EQGP - EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
Equitrans Midstream - Equitrans Midstream Corporation (NYSE: ETRN) and its subsidiaries.
EQT - EQT Corporation (NYSE: EQT) and its subsidiaries.
EQT Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its general partner and EQT in connection the Separation (defined below) to memorialize certain indemnification obligations between EQM and EQT.
firm contracts – contracts for gathering, transmission or storage services that reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month, and generally obligate the customer to pay a fixed, monthly charge.
gas – natural gas.
HCA – high consequence area.
liquefied natural gas (LNG) – natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times.

local distribution company (LDC) – LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
MVP Southgate – a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture with EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate and holds ownership interests in the MVP project and the MVP Southgate project.
play – a proven geological formation that contains commercial amounts of hydrocarbons.
Predecessor period – the periods prior to the Separation Date (defined below).
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
Rice Merger – On November 13, 2017 (the Rice Merger Date), pursuant to the agreement and plan of merger dated June 19, 2017 by and among EQT, Rice Energy Inc. (Rice Energy) and a wholly-owned subsidiary of EQT (EQT Merger Sub), Rice Energy became a wholly-owned, indirect subsidiary of EQT.
RMP – RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.
Separation – the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT, from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date (defined herein).
Separation Date – November 12, 2018.
Successor period – the period from the Separation Date thereafter.
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
ARO – asset retirement obligations
ASU – Accounting Standards Update
ATM – At the Market
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
DOT – U.S. Department of Transportation
EPA - U.S. Environmental Protection Agency
FASB – Financial Accounting Standards Board
FERC – U.S. Federal Energy Regulatory Commission
GAAP – U.S. Generally Accepted Accounting Principles
GHG – greenhouse gas
IDRs – incentive distribution rights
IPO – initial public offering
IRS – Internal Revenue Service
NAAQS – National Ambient Air Quality Standards
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – Resource Conservation and Recovery Act
SEC – U.S. Securities and Exchange Commission

Measurements
Btu = one British thermal unit
BBtu = billion British thermal units
Bcf = billion cubic feet
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
MMgal = million gallons

EQM MIDSTREAM PARTNERS, LP
Cautionary Statements
Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the Securities Act).  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in sections "Strategy" in "Item 1. Business" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; the weighted average contract life of gathering, transmission and storage contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and water expansion projects); the cost, capacity, timing of regulatory approvals and anticipated in-service dates of the MVP, MVP Southgate, Hammerhead and other projects; the ultimate terms, partners and structure of the MVP Joint Venture; expansion and integration and optimization projects in EQM's operating areas and in areas that would provide access to new markets; EQM's ability to provide produced water handling services; acquisitions, including EQM's ability to identify and complete acquisitions and effectively integrate such acquisitions into EQM's operations, and other strategic transactions, including joint ventures; expectations regarding growth of production volumes in EQM's areas of production; the effect and outcome of pending and future litigation and regulatory proceedings; the amount and timing of EQM's distributions, including expected increases; the timing of the consummation of the EQM IDR Transaction (as defined below); the amounts and timing of EQM's projected capital contributions and operating and capital expenditures; the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; projected selling, general and administrative expenses; EQM’s ability to service debt under, and comply with the covenants contained in, its credit agreements; the effects of government regulation and tariffs; and tax position. The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on the current expectations and assumptions of the management of EQM's general partner about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's business and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors," and elsewhere in this Annual Report on Form 10-K.
Any forward-looking statement speaks only as of the date on which such statement is made and EQM does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I
Item 1. Business
The consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of AVC, Rager Mountain Storage Company LLC (Rager) and certain gathering assets located in southwestern Pennsylvania and northern West Virginia (the Gathering Assets), which were acquired by EQM effective on October 1, 2016, (collectively, the October 2016 Acquisition), EQM Olympus Midstream LLC (formerly known as Rice Olympus Midstream LLC) (EQM Olympus), Strike Force Midstream Holdings LLC (Strike Force) and EQM West Virginia Midstream LLC (formerly known as Rice West Virginia Midstream LLC) (EQM WV), which were acquired by EQM effective on May 1, 2018 (the Drop-Down Transaction), and RM Partners LP (formerly known as Rice Midstream Partners LP) (RMP), which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control. All references in this Annual Report on Form 10-K to "EQM" refer to EQM in its individual capacity or to EQM and its consolidated subsidiaries, as the context requires. All references in this Annual Report on Form 10-K to "Equitrans Midstream" refer to Equitrans Midstream Corporation in its individual capacity or to Equitrans Midstream and its consolidated subsidiaries, as the context requires.
Overview of Operations
EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) (NYSE: EQM) is a growth-oriented limited partnership that operates, acquires and develops midstream assets in the Appalachian Basin. EQM is one of the largest natural gas gatherers in the U.S. and holds a premier transmission footprint in the Appalachian Basin. EQM provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines; the transmission and storage system, which delivers natural gas to local demand users and long-haul interstate pipelines for access to demand markets; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
EQM provides a majority of its natural gas gathering, transmission and storage services under long-term, firm contracts that generally include fixed monthly reservation fees. This contract structure enhances the stability of EQM's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2018, approximately 54% of EQM's revenues were generated from firm reservation fees under long-term contracts. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of December 31, 2018.
EQM's operations are focused primarily in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, which are strategic locations in the natural gas shale plays known as the Marcellus, Utica and Upper Devonian Shales, respectively. These regions are also the primary operating area of EQT, EQM's largest customer. EQT accounted for approximately 74% of EQM's revenues for the year ended December 31, 2018.
The following is a map of the EQM's gathering, transmission and storage and water services operations as of December 31, 2018.

Compressor Station
Contracted Future Pipeline
Existing Water Pipeline
Existing Gathering
Existing Transmission
Storage Pool Area
OH
PA
WV
Carroll
Hancock
Tuscarawas
Jefferson
Harrison
Brooke
Guernsey
Belmont
Ohio
Marshall
Noble
Monroe
Wetzel
Washington
Tyler
Pleasants
Wood
Ritchie
Doddridge
Wirt
Gilmer
Calhoun
Roane
Braxton
Clay
Kanawha
Nicholas
Webster
Upshur
Lewis
Harrison
Barbour
Taylor
Marion
Fairmont
Monongalia
Morgantown
Preston
Tucker
Pocahontas
Grant
Garrett
Allegany
Mineral
Hampshire
Greene
Waynesburg
Fayette
Somerset
Bedford
Westmoreland
Greensburg
Allegheny
Pittsburgh
Washington
Beaver
Lawrence
Butler
Armstrong
Clarion
Jefferson
Clearfield
Indiana
Cambria
OH
PA
MD
WV
VA
NC

2018 Highlights

•
Average daily gathering throughput volumes increased 145.6% from 2,642 Btu per day (BBtu/d) for the year ended December 31, 2017 to 6,489 BBtu/d for the year ended December 31, 2018 due largely to the acquisitions described below.

•
EQM-RMP Merger. On April 25, 2018, EQM, RMP and certain of their affiliates executed an agreement and plan of merger, pursuant to which EQM agreed to acquire RMP and the RMP General Partner. The EQM-RMP Merger closed on July 23, 2018. RMP's natural gas gathering system includes approximately 180 miles of natural gas gathering pipelines with gathering capacity of 5.1 TBtu/d and compression capacity of approximately 85,000 horsepower. In addition, RMP's water services assets consist of approximately 140 miles of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio. See Note 2 to the consolidated financial statements for further information.

•
The Gulfport Transaction. On May 1, 2018, EQM acquired the remaining 25% of the outstanding limited liability company interests in Strike Force Midstream LLC (Strike Force Midstream) that it did not then own from Gulfport Midstream Holdings, LLC (Gulfport Midstream), an affiliate of Gulfport Energy Corporation, for $175 million in cash (the Gulfport Transaction). Strike Force Midstream is a Delaware limited liability company that owns and operates a natural gas gathering system consisting of approximately 67 miles of natural gas gathering pipelines and compressor stations.

•
Drop-Down Transaction. On May 22, 2018 and effective May 1, 2018, EQM, through its wholly owned subsidiary EQM Gathering Holdings, LLC (EQM Gathering), acquired from EQT all of the outstanding limited liability company interests in each of EQM Olympus, EQM WV and Strike Force pursuant to the terms of the Contribution and Sale Agreement (the Contribution Agreement). EQM Olympus' natural gas gathering system includes approximately 85 miles of natural gas gathering pipelines and compressor stations that transport gas from wells located primarily in Belmont County, Ohio. EQM WV assets include approximately 31 miles of right-of-way assets in northern West Virginia. See Note 2 to the consolidated financial statements for further information.

•
Senior Notes Offering. During the second quarter of 2018, EQM issued 4.75% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). The net proceeds were used to repay the balances outstanding under the EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes. See Note 10 for further information.

•
Amendment to EQM's credit facility. On October 31, 2018, EQM amended and restated its $1 billion credit facility to increase the borrowing capacity under the credit facility from $1 billion to $3 billion and extend the maturity date to October 2023. See Note 10 for further information.

•
The Separation. On November 12, 2018, EQT effected the Separation of its upstream business, which is composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (collectively, the Upstream Business) and its midstream business, which is composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business). Following the Separation, Equitrans Midstream gained control of EQM and owns the Midstream Business previously held by EQT.

EQM IDR Transaction
On February 13, 2019, Equitrans Midstream entered into a definitive agreement and plan of merger with the EQM General Partner (the IDR Merger Agreement) and certain related parties, pursuant to which, among other things, Equitrans Midstream will exchange and cancel the IDRs and economic general partner interest in EQM that it holds, indirectly, for (a) 80 million newly-issued EQM common units and 7 million newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and (b) the retention of a non-economic general partner interest in EQM (the EQM IDR Transaction). As a result of the EQM IDR Transaction, (i) EQGP Services, LLC will replace EQM Midstream Services, LLC as the general partner of EQM and (ii) the IDRs and economic general partner interest in EQM will be exchanged and canceled.
The Class B units will become convertible at the holder’s option in three tranches, with 2.5 million becoming convertible on April 1, 2021, 2.5 million becoming convertible on April 1, 2022, and 2 million becoming convertible on April 1, 2023 (each, a Class B unit conversion date). Until the applicable Class B unit conversion date, the Class B units will not be entitled to receive any distributions of available cash. After the applicable Class B unit conversion date, whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash. Furthermore, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM.
The holders of Class B Units will vote together with the holders of EQM’s common units as a single class, except that Class B Units owned by the general partner of EQM and its affiliates will be excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B Units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B Units in relation to other classes of partnership interests in any material respect or as required by law.
The completion of the EQM IDR Transaction is subject to certain conditions, including, among other things: (1) all required filings, consents, approvals, permits and authorizations of any governmental authority in connection with the EQM IDR Transaction having been made or obtained; (2) there being no law or injunction prohibiting the consummation of the EQM IDR Transaction; (3) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (4) compliance by the other party in all material respects with its covenants; and (5) the receipt by EQM and EQGP of certain opinions covering matters described in the partnership agreements of EQM and EQGP and in the IDR Merger Agreement with respect to the EQM IDR Transaction. The EQM IDR Transaction will be accomplished by merging a subsidiary of EQM with and into EQGP, with EQGP surviving as a wholly-owned subsidiary of EQM. EQM expects the EQM IDR Transaction to close in February 2019.
After giving effect to the EQM IDR Transaction, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a subsidiary of Equitrans Midstream, will hold 89,505,616, 89,536 and 27,650,303 of EQM’s common units, respectively, representing an aggregate 56.5% limited partner interest in EQM. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH will hold 6,153,907, 6,155 and 839,938 of Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM. In total, Equitrans Midstream expects to own, directly or indirectly, a 59.9% limited partner interest in EQM that consists of 117,245,455 EQM common units and 7,000,000 Class B units.
Business Segments
EQM conducts its business through three business segments: Gathering, Transmission and Water. These segments include all of EQM's operations. For discussion of the composition of the three segments, see Notes 1 and 5 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."
The three business segments correspond to EQM's three primary assets: the gathering system, transmission and storage system and water system.
The following table summarizes the composition of EQM's operating revenue by business segment.

	Years Ended December 31,
	2018	2017	2016

Gathering operating revenues	67%	57%	54%
Transmission operating revenues	26%	42%	46%
Water operating revenues	7%	1%	—%
EQM's Assets
Gathering assets. As of December 31, 2018, EQM's gathering system included approximately 700 miles of high-pressure gathering lines with compression of approximately 333,000 horsepower and multiple interconnect points with EQM's transmission and storage system and to other interstate pipelines. EQM's gathering system also included approximately 1,500 miles of FERC-regulated, low-pressure gathering lines.
Transmission and Storage assets. As of December 31, 2018, EQM's transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipeline that have interconnect points to seven interstate pipelines and LDCs. The transmission and storage system is supported by 41 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 120,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 645 MMcf per day and a working gas capacity of approximately 43 Bcf.

Water assets. As of December 31, 2018, EQM's water system included two independent systems composed of approximately 160 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. In addition, as of December 31, 2018, the water system assets included 28 fresh water impoundment facilities.
Strategy
EQM’s assets overlay core acreage in the prolific Appalachian Basin. The location of EQM’s assets allows it to access major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. EQM maintains a stable cash flow profile, with over 50% of its revenue for the year ended December 31, 2018 generated by firm reservation fees.
EQM’s principal strategy is to leverage its existing and planned growth projects and to seek and execute on strategically-aligned acquisition and joint venture opportunities to achieve the scale and scope of a top-tier midstream company. As part of its approach to organic growth, EQM is focused on building and completing its key gathering and transmission growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, EQM expects to achieve growth from its water service business and from volumetric gathering opportunities and transmission and storage services. The water service business is complementary to the gathering business, and EQM recognizes an opportunity to expand its existing asset footprint and is actively pursuing solutions for produced water handling. EQM is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide high- and low-pressure gathering solutions for its customers. EQM’s focus on execution of its organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by EQM’s commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. EQM believes that this approach will enable EQM to achieve its strategic goals.
EQM expects that the following expansion projects will be its primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture with EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of December 31, 2018, EQM is the operator of the MVP and owned a 45.5% interest in the MVP Joint Venture. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. As currently designed, the MVP is estimated to cost a total of approximately $4.6 billion, excluding AFUDC, of which EQM is expected to fund approximately $2.2 billion through capital contributions to the MVP Joint Venture, including approximately $65 million in excess of EQM's ownership interest. In 2019, EQM expects to make capital contributions of approximately $0.9 billion to the MVP Joint Venture, depending on the timing of the construction of the MVP and the MVP Southgate projects. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers that have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" in "Item 1A. Risk Factors — Risks Inherent in Our Business," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working to respond to the court and agency decisions and restore all permits. The MVP is targeted to be placed in service during the fourth quarter of 2019, subject to litigation and regulatory-related delay as further discussed in "Item 3. Legal Proceedings."

•
Wellhead Gathering Expansion and Hammerhead Project. In 2019, EQM expects to invest approximately $900 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 1.2 Bcf per day firm capacity commitment from EQT. The Hammerhead project is expected to cost a total of approximately $555 million. EQM expects to invest approximately $400 million in the

Hammerhead project in 2019. The Hammerhead project is expected to be placed in service in conjunction with the MVP project in the fourth quarter of 2019.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2019 and 2020. In 2019, EQM expects to provide capital contributions of approximately $40 million to the MVP Joint Venture for the MVP Southgate project. In the fourth quarter of 2018, EQM assumed a portion of Con Edison's ownership interest and purchased a portion of PSNC Energy's ownership interest in the MVP Southgate project. As a result of these transactions, EQM's ownership interest increased from 32.7% to 47.2%. As of December 31, 2018, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.

•
Transmission Expansion. In 2019, EQM expects to invest approximately $60 million in other transmission expansion projects, primarily attributable to the AVC, the Equitrans, L.P. Expansion project, which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system for deliveries to the MVP, and power plant projects. The Equitrans, L.P. Expansion project has a targeted in-service date of the fourth quarter of 2019.

•
Transmission – New Power Plant Connection. EQM recently executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date of mid-year 2022.

•
Water Expansion. In 2019, EQM expects to invest approximately $100 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio. EQM recently expanded its water service relationship with EQT and entered into agreements with four other Marcellus and Utica producers.

Our Relationship with Equitrans Midstream
As a result of the Separation, Equitrans Midstream replaced EQT as our ultimate parent. Unlike EQT, Equitrans Midstream is a pure-play midstream company whose only cash-generating assets are its ownership interests in EQM.
 Markets and Customers
EQM's two largest customers are EQT and its affiliates and PNG Companies LLC and its affiliates. EQT, the largest natural gas producer in the United States, accounted for approximately 74%, 74% and 75%, respectively of EQM's total revenues for the years ended December 31, 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, PNG Companies LLC and its affiliates, an LDC, accounted for approximately 7%, 11% and 12%, respectively, of EQM's total revenues, all of which was included in Transmission.
Gathering Customers. For the year ended December 31, 2018, EQT accounted for approximately 80% of Gathering's revenues. Subject to certain exceptions and limitations, Gathering has acreage dedications through which EQM has the right to elect to gather all natural gas produced from wells under an area covering (i) approximately 260,000 gross acres in Pennsylvania pursuant to agreements with certain affiliates of EQT and certain third parties, and (ii) approximately 176,000 gross acres in Ohio pursuant to agreements with certain affiliates of EQT and other third parties. In addition, Gathering has an acreage dedication of approximately 5,000 gross acres, with a producer option to expand towards approximately 30,000 gross acres, in Pennsylvania, pursuant to which EQM has the right to provide a proposal to gather all natural gas provided from wells under that area.
EQM provides gathering services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access. As of December 31, 2018, the gathering system had total contracted firm reservation capacity of approximately 2.4 Bcf per day. Including future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, the gathering system had total contracted firm reservation capacity of approximately 2.7 Bcf per day as of December 31, 2018. Volumetric-based fees can also be charged under firm contracts for each firm volume gathered as well as for volumes gathered in excess of the firm contracted volume, if system capacity exists. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts had a weighted average remaining term of approximately 11 years as of December 31, 2018.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas gathered and generally do not guarantee access to the pipeline. These contracts can be short- or long-term. On EQM's low-pressure regulated gathering system, the typical gathering agreement provides interruptible service and has a one-year term with month-to-month rollover provisions terminable upon at least 30 days' notice. The rates for gathering service on the regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system.
EQM generally does not take title to the natural gas gathered for its customers but retains a percentage of wellhead gas receipts to recover natural gas used to power its compressor stations and meet other requirements on EQM's low- and high-pressure gathering systems.
Transmission Customers. For the year ended December 31, 2018, EQT accounted for approximately 62% of Transmission's throughput and approximately 54% of Transmission's revenues. Transmission has an acreage dedication from EQT through which EQM has the right to elect to transport all gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene Counties in Pennsylvania and Wetzel, Marion, Taylor, Tyler, Doddridge, Harrison and Lewis Counties in West Virginia. For the year ended December 31, 2018, PNG Companies, LLC and its affiliates accounted for approximately 27% of Transmission's revenues. Other customers include LDCs, marketers, producers and commercial and industrial users. EQM's transmission and storage system provides customers with access to adjacent markets in Pennsylvania, West Virginia and Ohio and to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets through interconnect points with major interstate pipelines.
EQM provides transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access and storage capacity. Volumetric-based fees can also be charged under firm contracts for firm volume transported or stored as well as for volumes transported or stored in excess of the firm contracted volume, if there is system capacity. Customers are not assured capacity or service for volumes in excess of the firm contracted volume as such volumes have the same priority as interruptible service. Including future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm transmission contracts, approximately 5.0 Bcf per day of transmission capacity and 29.3 Bcf of storage capacity were subscribed under firm transmission and firm storage contracts, respectively, as of December 31, 2018. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm transmission and storage contracts had a weighted average remaining term of approximately 15 years as of December 31, 2018.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas transported and generally do not guarantee access to the pipeline or storage facility. These contracts can be short- or long-term. Customers with interruptible service contracts are not assured capacity or service on the transmission and storage systems. To the extent that capacity reserved by customers with firm service contracts is not fully used or excess capacity exists, the transmission and storage systems can allocate capacity to interruptible services. EQM generally does not take title to the natural gas transported or stored for its customers.
As of December 31, 2018, approximately 86% of Transmission's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Approximately 10% of Transmission's contracted firm transmission capacity was subscribed at recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff. The remaining 4% of Transmission's contracted firm transmission capacity was subscribed at discounted rates under its tariff, which are less than the maximum rates an interstate pipeline may charge for its services under its tariff.
Water Customers. For the year ended December 31, 2018, EQT accounted for approximately 93% of Water's revenues. EQM has the exclusive right to provide fluid handling services to certain EQT operated wells until December 22, 2029 (and thereafter such right continues on a month-to-month basis) within areas of dedication in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio, including the delivery of fresh water for well completion operations and the collection and recycling or disposal of flowback and produced water. EQM also provides water services to other customers operating in the Marcellus and Utica Shales. EQM's water service revenues are primarily generated under variable price per volume contracts. The fees charged by EQM are generally tiered and, thus, are lower on a per gallon basis once certain thresholds are met.

Competition
Key competitors for new natural gas gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. When compared to EQM or its customers, some of EQM's competitors have greater capital resources and access to, or control of, larger natural gas supplies.
Competition for natural gas transmission and storage is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. EQM's principal competitors in its transmission and storage market include companies that own major natural gas pipelines in the Marcellus, Utica and Upper Devonian Shales. In addition, EQM competes with companies that are building high-pressure gathering facilities that are able to transport natural gas to interstate pipelines without being subject to FERC jurisdiction. Major natural gas transmission companies that compete with EQM also have storage facilities connected to their transmission systems that compete with certain of EQM's storage facilities.
Key competition for water services include natural gas producers that develop their own water distribution systems in lieu of employing EQM's water services assets and other natural gas midstream companies that offer water services. EQM's ability to attract customers to its water service business depends on its ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment.
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
EQM holds certificates of public convenience and necessity for its transmission and storage system issued by the FERC pursuant to Section 7 of the NGA covering rates, facilities, activities and services. These certificates require EQM to provide open-access services on its interstate pipeline and storage facilities on a not unduly discriminatory basis to all customers that qualify under the FERC gas tariffs. In addition, under Section 8 of the NGA, the FERC has the power to prescribe the accounting treatment of certain items for regulatory purposes. Thus, the books and records of EQM's interstate pipeline and storage facilities may be periodically audited by the FERC.
The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, recourse rates charged by interstate pipelines must be just and reasonable.
The recourse rate that EQM may charge for its services is established through the FERC's cost-of-service ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline's actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions. On March 15, 2018, the FERC issued an order prohibiting MLP-owned pipelines from including an allowance for investor income tax liability in their cost-of-service based rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated recourse rates. On July 18, 2018, the FERC issued an order affirming the principal finding in the March order regarding income tax recovery and also clarifying the treatment of Accumulated Deferred Income Taxes (ADIT) in light of the prohibition on MLP income tax allowances. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. The court has not acted on either motion at this time. EQM cannot currently predict when the court will act on these motions. Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines submit a one-time report, Form 501-G, due in the fourth quarter of 2018. Rehearing of Order No. 849 has been requested and is currently pending before the FERC. For MLP-owned pipelines, the Form 501-G report calculates an earned rate of return on equity that attempts to identify potential cost of service of over-recovery arising from the Tax Cuts and Jobs Act, the FERC's prohibition of an income tax allowance for MLP-owned pipelines and the ADIT clarification. On December 28, 2018, Equitrans, L.P. filed its Form 501-G with the FERC. The FERC will evaluate these Form 501-G filings on a case-by-case basis and permit a limited or a general rate case initiated by pipelines, open an investigation, or take no further action. The FERC has initiated rate cases against at least four pipelines as a result of their respective Form 501-G filings. We cannot determine whether the FERC or any customer will initiate a rate case against Equitrans, L.P. as a result of its Form 501-G filing or for any other reason. The maximum applicable recourse rates and terms and conditions for service are set forth in the pipeline's FERC-approved tariff. Rate design and the allocation of costs also can affect a pipeline's profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM's transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to a specified minimum level, provided they do not unduly discriminate. In addition, pipelines are allowed to negotiate different rates with their customers, as described later in this section.
Changes to rates or terms and conditions of service can be proposed by a pipeline company under Section 4 of the NGA, or the existing interstate transmission and storage rates or terms and conditions of service may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service which are the subject of a complaint under Section 5 of the NGA are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders.
EQM's interstate pipeline may also use negotiated rates which could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2018, approximately 86% of the system's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.
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
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high-pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
Pipeline Safety and Maintenance. EQM's interstate natural gas pipeline system is subject to regulation by PHMSA. PHMSA has established safety requirements pertaining to the design, installation, testing, construction, operation and maintenance of gas pipeline facilities, including requirements that pipeline operators develop a written qualification program for individuals performing covered tasks on pipeline facilities and implement pipeline integrity management programs. These integrity management plans require more frequent inspections and other preventive measures to ensure safe operation of oil and natural gas transportation pipelines in HCAs, such as high population areas or facilities that are hard to evacuate and areas of daily concentrations of people.
Notwithstanding the investigatory and preventative maintenance costs incurred in EQM's performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, then-President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), extending PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two separate Interim Final Rules that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017, with a compliance deadline in January 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule; however, no final rule has been issued. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. EQM is monitoring and evaluating the effect of these and other emerging requirements on its operations.
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

Environmental Matters
General. EQM's operations are subject to stringent federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations can restrict or affect EQM's business activities in many ways, such as:

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
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining future operations or imposing additional compliance requirements. Also, certain environmental statutes impose strict, and in some cases joint and several, liability for the cleanup and restoration of sites where hydrocarbons or wastes have been disposed or otherwise released regardless of the fault of the current site owner or operator. Consequently, EQM may be subject to environmental liability at its currently owned or operated facilities for conditions caused by others prior to its involvement.
EQM has implemented programs and policies designed to keep its pipelines and other facilities in compliance with existing environmental laws and regulations, and EQM does not believe that its compliance with such legal requirements will have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts EQM currently anticipates. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which EQM operates as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound and methane emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of EQM's equipment, result in longer permitting timelines, and significantly increase EQM's capital expenditures and operating costs, which could adversely affect EQM's business. EQM tries to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While EQM believes that it is in substantial compliance with existing environmental laws and regulations, there is no assurance that the current conditions will continue in the future.
The following is a discussion of several of the material environmental laws and regulations, as amended from time to time, that relate to EQM's business.
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
EQM owns, leases or operates properties where petroleum hydrocarbons are being or have been handled for many years. EQM has generally utilized operating and disposal practices that were standard in the industry at the time, although petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned, leased or operated by EQM, or on or under the other locations where these petroleum hydrocarbons and wastes have been transported for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and other wastes were not under EQM's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, EQM could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.
Air Emissions. The federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including EQM's compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that EQM obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. EQM's failure to comply with these requirements could subject it to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. EQM may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of EQM's operations, including the installation of new equipment to control emissions from EQM's compressors that could result in significant costs, including increased capital expenditures and operating costs, and could adversely affect EQM's business.
Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act's Prevention of Significant Deterioration and Title V programs.
The U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, in October 2015, the EPA expanded the petroleum and natural gas system sources for which annual GHG emissions reporting would be required. Additionally, several states are pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM's operations. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit EQM by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on EQM of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers (U.S. Army Corps) or an analogous state agency. In September 2015, new EPA and U.S. Army Corps rules defining the scope of the EPA's and the U.S. Army Corps' jurisdiction became effective (the 2015 Clean Water Rule). But the 2015 Clean Water Rule was promptly challenged in courts and was enjoined by judicial action in some states. Further, it has been delayed in effectiveness through agency rulemaking until February 6, 2020 nationwide. In December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule narrowing the scope of the Clean Water Act's jurisdiction. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, EQM could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws. EQM believes that compliance with existing permits and foreseeable new permit requirements will not have a material adverse effect on its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to its unitholders.
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. The FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that assesses the potential direct, indirect and cumulative effects of a proposed project or, if necessary, a more detailed Environmental Impact Statement. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and increase the cost of, development of midstream infrastructure.
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
Seasonality
Weather affects natural gas demand for power generation and heating purposes. Peak demand for natural gas typically occurs during the winter months as a result of the heating load.
Insurance
In the Predecessor period, EQM generally shared insurance coverage with EQT. Subsequent to the Separation, EQM generally shares insurance coverage with Equitrans Midstream. EQM reimburses Equitrans Midstream for the cost of the insurance pursuant to the terms of the ETRN Omnibus Agreement. The insurance program includes excess liability insurance, auto liability insurance, workers' compensation insurance and property insurance. In addition, EQM has procured separate general liability and directors and officers liability policies. All insurance coverage is in amounts management believes to be reasonable and appropriate.

Employees
EQM does not have any employees. EQM is managed by the directors and officers of EQM Midstream Services, LLC, the general partner of EQM (EQM General Partner). Following the completion of the EQM IDR Transaction, EQM will be managed by the same directors and officers, except that those directors and officers will be directors and officers of EQGP Services, LLC, the then general partner of EQM (Post-IDR Transaction EQM General Partner). All executive management personnel of the EQM General Partner are officers of Equitrans Midstream and devote their time to EQM's business and affairs that is required to manage and conduct its operations. The daily business operations of EQM are conducted by employees of Equitrans Midstream and its subsidiaries. Under the terms of the ETRN Omnibus Agreement, EQM reimburses Equitrans Midstream for the provision of general and administrative services for its benefit, for direct expenses incurred by Equitrans Midstream on EQM's behalf and for expenses allocated to EQM as a result of it being a public entity. Additionally, EQM has a secondment agreement with Equitrans Midstream whereby Equitrans Midstream and its subsidiaries provide seconded employees to perform certain operating and other services with respect to EQM's business. Prior to the Separation, the daily business operations of EQM were conducted by employees of EQT and its subsidiaries. EQM reimbursed EQT for the provision of general and administrative services for its benefit, for direct expenses incurred by EQT on EQM's behalf and for expenses allocated to EQM as a result of it being a public entity. See Note 6 for further discussion.
Availability of Reports
EQM makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.eqm-midstreampartners.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling 1-800-SEC-0330 and on the SEC's website at www.sec.gov.
Jurisdiction and Year of Formation
EQM Midstream Partners, LP (formerly EQT Midstream Partners, LP) is a Delaware limited partnership formed in January 2012.
Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data." Note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations, liquidity or ability to pay distributions could suffer and the trading price of our common units could decline.
Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Inherent in Our Business
We depend on EQT for a substantial majority of our revenues and future growth. For example, our water service business is directly associated with EQT's well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Therefore, we are subject to the business risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect our business and operating results. We have no control over EQT's business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors us.
Historically, we have provided a substantial percentage of our natural gas gathering, transmission and storage and water services to EQT. EQT accounted for approximately 74% of our revenues for the year ended December 31, 2018. We expect to derive a substantial majority of our revenues from EQT for the foreseeable future. For example, our ability to maintain water service revenues is substantially dependent on continued completion activity by EQT and other customers over time, including the volume of fresh water it distributes and produced water it handles for customers. Our fresh water distribution services, which make up a substantial portion of its water service revenues, will be in greatest demand in connection with completion activities. To the extent that EQT or other fresh water distribution customers complete fewer wells, or wells with shorter lateral lengths, the demand for our fresh water distribution services would be reduced from that needed for more wells and longer lateral lengths. In addition, our fresh water distribution business is dependent upon active development in our areas of operation. In order to maintain or increase throughput levels on our fresh water distribution systems, we must service new wells. If reductions in development activity result in our inability to maintain the current levels of throughput on our water services, or if reductions in lateral lengths result in a decrease in demand for our water services on a per well basis, those reductions could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Therefore, any event, whether in our areas of operations or otherwise, that adversely affects EQT's production, financial condition, leverage, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are subject to the business risks of EQT, including the following:

•	prevailing and projected natural gas, NGLs and oil prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•
natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT's drilling operations, revenue, profitability, future rate of growth, credit worthiness and liquidity;

•	a further reduction in or slowing of EQT's anticipated drilling and production schedule, which would directly and adversely impact demand for our services;

•	the costs of producing natural gas and the availability and costs of drilling rigs and crews and other equipment;

•	infrastructure capacity constraints and interruptions;

•	geologic considerations;

•	risks associated with the operation of EQT's wells and facilities, including potential environmental liabilities;

•	the availability and cost of capital on a satisfactory economic basis to fund EQT's operations;

•	EQT's ability to identify exploration, development and production opportunities based on market conditions;

•	uncertainties inherent in projecting future rates of production, levels of reserves, and demand for natural gas, NGLs and oil;

•	EQT's ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production;

•
adverse effects of governmental and environmental regulation, including the availability of drilling permits, the regulation of hydraulic fracturing, the potential removal of certain federal income tax deductions with respect to natural gas and oil exploration and development or additional state taxes on natural gas extraction, changes in tax laws and negative public perception regarding EQT's operations;

•	the loss of key personnel; and

•	risk associated with cyber security threats.

On January 22, 2019, EQT publicly announced a 2019 capital expenditure forecast of $1.9 billion to $2.0 billion, compared to 2018 capital expenditures of $2.4 billion. EQT may further reduce its capital spending in the future based on commodity prices or other factors. Unless we are successful in attracting significant new customers, our ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on our gathering, transmission and storage and water systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated certain acreage to, and executed long-term firm gathering and transmission contracts on, our systems, it may determine in the future that drilling in areas outside of our current areas of operations is strategically more attractive to it and it is under no contractual obligation to maintain its production dedicated to us. Moreover, in connection with the Separation, EQT previously disclosed publicly that EQT's strategy was transitioning from one focused on volume growth to one focused on capital efficiency and free cash flow generation and that EQT was evaluating the long-term pace of development of its Upstream Business in order to achieve the optimal balance between free cash flow generation and volume growth. Based on this evaluation and as EQT publicly disclosed, EQT is currently targeting mid-single digit annual production growth over the next five years. A reduction in the capacity subscribed or volumes transported or gathered on our systems by EQT could have a material adverse effect on our business, financial condition, results of operations, liquidity and our ability to make quarterly cash distributions to our unitholders.
EQT may also elect to reduce its drilling activity if commodity prices decrease. Fluctuations in energy prices can also greatly affect the development of EQT's reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, the levels of imported and exported natural gas, oil and LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of natural gas, oil, LNG and other commodities. Declines in commodity prices could have a negative impact on EQT's development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services, which could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Due to these and other factors, even if reserves are known to exist in areas serviced by our assets, producers have chosen, and may choose in the future, not to develop those reserves.
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
In order to pay the announced fourth quarter 2018 distribution of $1.13 per unit, or $4.40 per unit on an annualized basis, we will require available cash (as defined in Note 8 to the consolidated financial statements) of approximately $211.3 million per quarter, or $753.2 million per year, based on the number of common and general partner units and the IDRs outstanding at December 31, 2018. We may not have sufficient available cash each quarter to enable us to pay the quarterly cash distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures we make;

•	the level of our operating and general and administrative expenses, including reimbursements to our general partner and its affiliates, including Equitrans Midstream, for services provided to us;

•	the cost of our acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets on satisfactory terms;

•	restrictions on distributions contained in our debt agreements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
The demand for the services provided by our water distribution business could decline as a result of several factors.
Our water service business includes fresh water distribution for use in our customers' natural gas, NGLs and oil exploration and production activities. Water is an essential component of natural gas, NGLs and oil production during the drilling, and in particular, the hydraulic fracturing process. As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including EQT, which is currently and anticipated to continue to be our primary customer for such services. More specifically, the demand for our water distribution and produced water handling services could be adversely affected by any further reduction in or slowing of EQT's or other customers' well completions, any reduction in produced water attributable to completion activity, or the extent to which EQT or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity. In addition, increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by our water service customers, which could reduce the number of wells for which we provide water services.
The availability of our water supply may be limited due to reasons including, but not limited to, prolonged drought or regulatory delays associated with infrastructure development. Restrictions on the ability to obtain water or changes in wastewater disposal requirements may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for our fresh water distribution services.
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
Our interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and the Energy Policy Act of 2005. Certain portions of our gathering operations are also rate-regulated by the FERC in connection with our interstate transmission operations. Our FERC-regulated systems operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to our customers. Generally, the FERC's authority extends to:

•	rates and charges for natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.

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
Pursuant to the NGA, existing interstate transmission and storage rates and terms and conditions of service may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases and changes to terms and conditions of service proposed by a regulated interstate pipeline may be protested and such increases or changes can be delayed and may ultimately be rejected by the FERC. We currently hold authority from the FERC to charge and collect (i) "recourse rates," which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) "discount rates," which are rates below the "recourse rates" and above a minimum level, (iii) "negotiated rates," which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of our storage services from which we derive a small portion of our revenues. As of December 31, 2018, approximately 86% of the contracted firm transmission capacity our system was committed under such "negotiated rate" contracts, rather than recourse, discount or market rate contracts. There can be no guarantee that we will be allowed to continue to operate under such rate structures for the remainder of those assets' operating lives. Any successful challenge against rates charged for our transmission and storage services could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
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
The FERC's jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility maintenance, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for our FERC-regulated gathering services, these gathering facilities are not subject to the FERC's certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. On April 19, 2018, the FERC issued a Notice of Inquiry seeking information regarding whether, and if so how, it should revise its approach under its currently effective policy statement on the certification of new natural gas transportation facilities. The formal comment period in this proceeding closed on July 25, 2018. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. If the FERC changes its existing certificate policy, it could impact our ability to construct interstate pipeline facilities. Further, typically a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause us to abandon planned projects.
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
On March 15, 2018, the FERC issued an order prohibiting master limited partnership (MLP)- owned pipelines from including an allowance for investor income tax liability in their cost-of-service based rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated rates. On July 18, 2018, the FERC issued an order affirming the principal finding in the March order regarding income tax recovery and also clarifying the treatment of ADIT in light of the prohibition on MLP income tax allowances. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. The court has not acted on either motion at this time. We cannot currently predict when the court will act on these motions or the broader proceeding, or what actions the court may take. Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines must make a one-time report, Form 501-G, due in the fourth quarter of 2018. For MLP-owned pipelines, the Form 501-G report must calculate an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the prohibition of the income tax allowance and the ADIT clarification. On December 28, 2018, Equitrans, L.P. filed its Form 501-G with the FERC. The FERC will evaluate these Form 501-G filings on a case-by-case basis and may open a limited or a general rate case, open an investigation, or take no further action. The FERC has initiated rate cases against at least four pipelines as a result of their respective Form 501-G filings. We cannot determine whether the FERC or any customer will initiate a rate case against Equitrans, L.P. as a result of its Form 501-G filing or for any other reason. Rehearing of Order No. 849 has been requested and is currently pending before the FERC. We cannot currently predict when the FERC will issue an order on rehearing in this proceeding or what action the FERC may take in any such order. This recent action by the FERC could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to unitholders, including us.
The FERC may not continue to pursue its approach of pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. We believe that our high-pressure natural gas gathering pipelines meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation within the industry, so the classification and regulation of our high-pressure gathering systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
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
Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. A sustained low-price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by our pipeline and storage assets and fresh water sources. Production from natural gas wells will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of our current areas of operations are strategically more attractive to them due to the price environment for natural gas or other reasons. A reduction in the natural gas volumes supplied by producers could result in reduced throughput on our systems and adversely impact our ability to grow our operations and increase quarterly cash distributions to our unitholders. Accordingly, to maintain or increase the contracted capacity or the volume of natural gas gathered, transported and stored on our systems and cash flows associated therewith, our customers must continually access additional reserves of natural gas.
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
Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. For example, the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $7.13 per MMBtu to a low of $2.44 per MMBtu from January 1, 2017 through December 31, 2018. Factors affecting natural gas prices include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic production and consumer demand; new exploratory finds of natural gas; the availability of imported, and the ability to export, natural gas and LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; the price and availability of alternative fuels; the effects of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, oil, LNG and other commodities. Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our systems. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, EQT may not develop the acreage it has dedicated to us. If reductions in drilling activity result in our inability to maintain levels of contracted capacity and throughput, it could reduce our revenue and impair our ability to make quarterly cash distributions to our unitholders.
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
Additionally, see ''We depend on EQT for a substantial majority of our revenues and future growth. For example, our water service business is directly associated with EQT's well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Therefore, we are subject to the business risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect our business and operating results. We have no control over EQT's business decisions and operations, and EQT is under no obligation to adopt a business strategy that favors us.''
The lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our unitholders.
We rely exclusively on revenues generated from our gathering, transmission and storage and water systems, which are primarily located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to our lack of diversification in assets and geographic location, an adverse development in these businesses or our areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for natural gas, could have a more significant impact on our results of operations and distributable cash flow to our unitholders than if we maintained more diverse assets and locations.
We may not be able to increase our customer throughput and resulting revenue due to competition and other factors, which could limit our ability to grow.
Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to parties other than EQT. For the years ended December 31, 2018, 2017 and 2016, EQT accounted for approximately 80%, 88% and 96%, respectively, of our gathering revenues and approximately 54%, 54% and 51%, respectively, of our transmission and storage revenues. For the year ended December 31, 2018 and for the period from November 13, 2017 through December 31, 2017, EQT accounted for approximately 93% and 99% of our water service revenues, respectively. EQT accounted for approximately 74%, 74% and 75% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our ability to increase our customer-subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third-party producers' existing contractual obligations to competitors and the extent to which we have available capacity when shippers require it. To the extent that we lack available capacity on our systems for volumes, we may not be able to compete effectively with third-party systems for additional natural gas production in our areas of operation.
We have historically provided gathering, transmission, storage and water services to parties other than EQT on only a limited basis and may not be able to attract material service opportunities. Our efforts to attract new customers may be adversely affected by our desire to provide services pursuant to long-term firm contracts. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we must continue to improve our reputation among our potential customer base for providing high quality service to successfully attract new customers.
The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project.
Certain of our internal growth projects may require regulatory approval from federal, state and local authorities prior to construction, including any extensions from or additions to its transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production, transmission and gathering activities in new production areas, including the Marcellus, Utica and Upper Devonian Shales, and negative public perception regarding the oil and gas industry, including major pipeline projects like the MVP. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
In addition, any significant delays in the regulatory approval process for the MVP project could increase costs and negatively impact the scheduled in-service date of fourth quarter 2019, which in turn could adversely affect the ability for the MVP Joint Venture and its owners, including us, to achieve the expected investment return. The MVP project is subject to several challenges that must be resolved before the MVP project can be completed, as described in more detail in "Item 3. Legal Proceedings."
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
We are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers, suppliers, joint venture partners and other counterparties. We extend credit to our customers, including EQT as our largest customer, as a normal part of our business. While we have established credit policies, including assessing the creditworthiness of our customers as permitted by our FERC-approved natural gas tariffs, and requiring appropriate terms or credit support from them based on the results of such assessments, we may not have adequately assessed the creditworthiness of our existing or future customers. We cannot predict the extent to which the businesses of our counterparties, including EQT, would be impacted if commodity prices decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on the abilities of our counterparties to perform under their gathering, transmission and storage and water service agreements with us. The low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any resulting nonpayment and/or nonperformance by our counterparties could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.
Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of our competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas or water than we do. Some of these competitors may expand or construct gathering systems, transmission and storage systems and water systems that would create additional competition for the services we provide to our customers. In addition, our customers may develop their own gathering, transmission or storage, or water services instead of using ours. Moreover, none of Equitrans Midstream, EQT or any of their respective affiliates is limited in its ability to compete with us.
The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for our traditional customer base. As a result, we could experience some "turnback" of firm capacity as existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on our system or, in cases where we do not have long-term firm contracts, could force us to lower our transmission or storage rates. Increased competition could also adversely affect demand for EQM's water services.
Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and renewable and alternative energy. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.
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
We depend on third -party pipelines and other facilities that provide receipt and delivery options to and from our transmission and storage system. For example, our transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC, National Fuel Gas Supply Corporation and ET Rover Pipeline, LLC, as well as multiple distribution companies. Similarly, our gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that our access to such systems was impaired, the amount of natural gas that our gathering systems can gather and transport would be adversely affected, which could reduce revenues from our gathering activities. Because we do not own these third -party pipelines or facilities, their continuing operation is not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Certain of the services we provide on our transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.
It is possible that costs to perform services under "negotiated rate" contracts will exceed the negotiated rates we have agreed to provide to our customers. If this occurs, it could decrease the cash flow realized by our systems and, therefore, the cash we have available for distribution to our unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to a "negotiated rate," and that contract must be filed with and accepted by the FERC. As of December 31, 2018, approximately 86% of the contracted firm transmission capacity on our system was subscribed under such "negotiated rate" contracts. Unless the parties to these "negotiated rate" contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs that could be caused by inflation or other factors relating to the specific facilities being used to perform the services.
We may not be able to renew or replace expiring contracts at favorable rates or on a long-term basis.
Our primary exposure to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, our firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of December 31, 2018. The extension or replacement of existing contracts, including our contracts with EQT, depends on a number of factors beyond our control, including:

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
Rate payers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge our rates offered to individual customers or the terms and conditions of service included in our tariffs. We do not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging our tariffs. If any challenge were successful, among other things, the rates that we charge on our systems could be reduced. Successful challenges could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. See "Our natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make distributions."
If we do not complete expansion projects, our future growth may be limited.
A significant component of our growth strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends, in part, upon our ability to complete expansion projects, including, without limitation, the MVP, MVP Southgate and Hammerhead projects, that result in an increase in the cash we generate. We may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•
an inability to obtain necessary rights-of-way, real-estate rights or permits or other government approvals, including approvals by regulatory agencies, whether as a result of further government shutdowns or otherwise;

•	an inability to successfully integrate the infrastructure we build;

•	an inability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	an inability to secure adequate customer commitments to use the newly expanded facilities.
In addition, our ability to secure required permits and rights-of-way or otherwise proceed with construction of our expansion projects could encounter opposition from political activists, who may attempt to delay pipeline construction through protests and other means, as has recently occurred to the MVP.
Expanding our business by constructing new midstream assets subjects us to risks.
Organic and greenfield growth projects are a significant component of our growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond our control and will require the expenditure of significant amounts of capital. The development and construction of pipeline infrastructure and storage facilities expose us to construction risks such as the failure to meet customer contractual requirements, delays caused by landowners or advocacy groups opposed to the natural gas industry, environmental hazards, adverse weather conditions, the performance of third-party contractors, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all (and maintain such rights of way, approvals and permits once obtained). These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase for some time after completion of a particular project. For instance, we will be required to pay construction costs generally as they are incurred but construction will typically occur over an extended period of time, and we will not receive revenues or material increases in revenues until the project is placed into service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

We may face opposition to the development or operation of our pipelines and facilities from various groups.

We may face opposition to the development or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders, including Equitrans Midstream, and, accordingly, adversely affect our financial condition and the market price of our securities.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects.
Acquisitions we may make could reduce, rather than increase, our cash generated from operations on a per unit basis.
If we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.
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
Review of our goodwill has resulted in and could result in future significant impairment charges.
GAAP requires us to perform an assessment of goodwill at the reporting unit level for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.
We may perform either a qualitative or quantitative assessment of potential impairment. Our qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis. If we choose not to perform a qualitative assessment, or if we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we will perform a quantitative evaluation. In the case of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of goodwill are primarily estimated using discounted cash flows based on forecasts of financial results that incorporate assumptions including, but not limited to, the discount rate, terminal value factor, peer groups, control premiums and earnings before interest, taxes, depreciation and amortization multiples. All of our goodwill relates to businesses that were acquired and valued by EQT's management in the Rice Merger.
Following the third quarter of 2018 and prior to the Separation, we identified impairment indicators in the form of production curtailments announced by a primary customer of the two reporting units to which our goodwill is recorded that could reduce volumetric-based fee revenues of those reporting units. For the year ended December 31, 2018, we determined that the carrying value of one of those reporting units (the RMP PA Gas Gathering reporting unit, which comprises the Pennsylvania gathering assets acquired in the Rice Merger) was greater than its fair value. As a result, we recognized impairment of goodwill of $261.9 million. If the operations or projected operating results of these businesses decline significantly, we could incur additional goodwill impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of December 31, 2018, we had approximately $1.1 billion of goodwill, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required.
Failure to successfully combine and integrate the businesses of EQM and RMP may adversely affect the future results of the combined organization and our ability to achieve the intended benefits of the EQM-RMP Merger.
The success of the EQM-RMP Merger depends, in part, on our ability to realize the anticipated benefits from combining the businesses of EQM and RMP, and integration of the parties gathering systems remains ongoing. To realize these anticipated benefits, the businesses must be successfully combined and integrated. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the EQM-RMP Merger may not be realized fully or at all. In addition, the ongoing integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the EQM-RMP Merger. There can be no assurance that our combination with RMP will deliver the strategic, financial and operational benefits anticipated by us. Our business may be negatively impacted if it is unable to effectively manage its expanded operations, which could have a material adverse effect on our ability to make quarterly cash distributions to our unitholders.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base or acquisitions, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. We do not have any commitment with our general partner or Equitrans Midstream to provide any direct or indirect financial assistance to us.
In order to expand our asset base and complete our announced expansion projects, including the MVP, MVP Southgate and Hammerhead projects, we will need to make significant expansion capital expenditures and acquisition capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions.
In order to fund our expansion capital expenditures and acquisition capital expenditures, we will be required to use cash from our operations, incur borrowings or sell additional common units or other partner interests. Using cash from operations will reduce distributable cash flow to our common unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our expansion capital expenditures and acquisition capital expenditures with the issuance of equity in the capital markets. Even if we are successful in obtaining funds for expansion and acquisition capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease our ability to pay distributions at the then-current distribution rates. If funding is not available to us when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. There is no commitment from our general partner or Equitrans Midstream to provide any direct or indirect financial assistance to us.
We are subject to numerous hazards and operational risks.
Our business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas and performance of water services. These operating risks include, but are not limited to:

•
damage to pipelines, facilities, equipment, environmental controls and surrounding properties caused by hurricanes, earthquakes, tornadoes, abnormal amounts of rainfall, floods, fires, droughts, landslides and other natural disasters and acts of sabotage and terrorism;

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
These risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations, regulatory investigations and penalties and substantial losses to us. The location of certain segments of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, an event such as those described above could cause considerable harm to people, property or the environment and could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. Accidents or other operating risks could further result in loss of service available to our customers. Such circumstances, including those arising from maintenance and repair activities, could result in service interruptions on segments of our systems. Potential customer impacts arising from service interruptions on segments of our systems could include limitations on our ability to satisfy customer requirements, obligations to provide reservation charge credits to customers in times of constrained capacity, and solicitation of our existing customers by others for potential new projects that would compete directly with our existing services. Such circumstances could adversely impact our ability to meet contractual obligations and retain customers, with a resulting negative impact on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Negative public perception regarding us, the MVP, MVP Southgate, our other projects and/or the midstream industry could have an adverse effect on our operations.
Negative public perception regarding us, the MVP, MVP Southgate, our other projects and/or the midstream industry resulting from, among other things, oil spills, the explosion of natural gas transmission and gathering lines, erosion and sedimentation issues, and general concerns raised by advocacy groups about hydraulic fracturing and pipeline projects has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. See "Item 3. Legal Proceedings." These actions have caused, and may continue to cause, operational delays or restrictions, increased construction and operating costs, penalties under construction contracts, additional regulatory burdens and increased risk of litigation. As discussed under "– The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or

EQM's ability to achieve the expected investment return on the project," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we and the MVP Joint Venture need to conduct our operations to be removed, withheld, delayed or burdened by requirements that restrict our ability to profitably conduct business.
We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
We are not fully insured against all risks inherent in our business, including environmental accidents that might occur. In addition, we do not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by governmental action or inaction. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Equitrans Midstream currently maintains excess liability insurance that covers Equitrans Midstream and its affiliates, including our, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of Equitrans Midstream and its affiliates, including us.
Equitrans Midstream also maintains coverage for us and our affiliates, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.
All of Equitrans Midstream's insurance is subject to deductibles or self-insured retentions. If a significant accident or event occurs for which Equitrans Midstream is not fully insured, it could adversely affect our operations and financial condition. Equitrans Midstream may not be able to maintain or obtain insurance for itself and its affiliates, of the types and in the amounts we desire at reasonable rates, and Equitrans Midstream may elect to self-insure a portion of EQM's asset portfolio. The insurance coverage Equitrans Midstream has obtained or may obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, for pre-Distribution losses, Equitrans Midstream will share insurance coverage with EQT. Equitrans Midstream will remain responsible for payment of any deductible or self-insured amounts under those insurance policies. To the extent we experience a pre-Distribution loss that would be covered under EQT's insurance policies, our ability to collect under those policies may be reduced to the extent EQT erodes the limits under those policies.
Terrorist or cyber security attacks or threats thereof aimed at our pipelines or facilities or surrounding areas and new laws and regulations governing data privacy could adversely affect our business.
Our business has become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications, to operate our assets, and the maintenance of our financial and other records has long been dependent upon such technologies. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Deliberate attacks on, or unintentional events affecting, our systems or infrastructure, the systems or infrastructure of third parties or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in delivery of natural gas and NGLs, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, personal injury, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. In addition, new U.S. laws and regulations governing data privacy and the unauthorized disclosure of personal information may potentially elevate our compliance costs. Any failure by us to comply with these laws and regulations, including as a result of a cyber incident, could result in significant penalties and liability to us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
 Our operations are regulated extensively at the federal, state and local levels.  Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering, transmission and water systems and pipelines.  Environmental, health and safety legal requirements govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety

(including replacement requirements); and work practices related to employee health and safety.  Compliance with the laws, regulations and other legal requirements applicable to our business, including delays in obtaining permits or other government approvals, may increase our costs of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause us not to pursue a project.  For example, the U.S. Fish and Wildlife Service continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which we operate. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in our operations or abandonment of projects. Listing of aquatic species could potentially affect water supplies or delay related infrastructure development. In addition, compliance with laws, regulations or other legal requirements could subject us to claims for personal injuries, property damage and other damages.  Our failure to comply with the laws, regulations and other legal requirements applicable to our business, even if as a result of factors beyond our control, could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and damages.
Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming.  For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which we operate as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits (and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of GHG, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Several states are also pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such GHG restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on our operations.
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
In addition, the U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas we gather, transport and store. Conversely, legislation or regulation that sets a price on or otherwise restricts carbon emissions could also benefit us by increasing demand for natural gas because the combustion of natural gas results in substantially fewer carbon emissions per Btu of heat generated than other fossil fuels such as coal. The effect on us of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
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
The DOT, acting through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm HCAs, including high population areas, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a HCA;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators.  For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines.  The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Further, in June 2016, then-President Obama signed the 2016 Pipeline Safety Act that extended PHMSA's statutory mandate under prior legislation through 2019. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, in October 2016 and December 2016, PHMSA issued two Interim Final Rules that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017, with a compliance deadline in January 2018. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule; however, no final rule has been issued. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. We are monitoring and evaluating the effect of these and other emerging requirements on our operations.

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
The adoption of legislation relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause our current and potential customers to reduce the number of wells they drill in the Marcellus, Utica and Upper Devonian Shales or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions would have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Our assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and the Utica Shale fairway in eastern Ohio, and a substantial majority of the production that we receive from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus, Utica and Upper Devonian Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which finalized effluent limit guidelines allowing zero discharge of waste water from shale gas extraction operations to a publicly owned treatment plant in 2016 in addition to existing limits on direct discharges. Additionally, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (SDWA) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The federal Bureau of Land Management (BLM), has also asserted regulatory authority over aspects of the process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rule was struck down by a federal court in Wyoming in June 2016, but was reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules in December 2017. However, other federal or state agencies may look to the BLM rule in developing new regulations that could apply to our operations.
The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing, while a growing number of states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. States could elect to prohibit hydraulic fracturing altogether, as was announced in December 2014 with regard to hydraulic fracturing activities in New York.  Also, certain local governments have adopted, and additional local governments may further adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. For example, in December 2016, the EPA issued its final report on a study it had conducted over several years regarding the effects of hydraulic fracturing on drinking water sources. The final report, contrary to several previously published draft reports issued by the EPA, found instances in which impacts to drinking water may occur. However, the report also noted significant data gaps that prevented the EPA from determining the extent or severity of these impacts. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
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
The adoption of new laws, regulations or ordinances at the federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for our customers to complete natural gas wells, increase our customers' costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our gathering, transmission and storage, or water services.
Furthermore, the tax laws, rules and regulations that affect our customers are subject to change. For example, Pennsylvania's governor and legislature have continued to discuss the imposition of a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus, Utica and Upper Devonian Shale formations, either in replacement of or in addition to the existing state impact fee. A consensus on the characteristics, such as the effective tax rate, or enactment of a state severance tax has yet to be reached. Any such increase or change could adversely impact the earnings, cash flows and financial position of our customers and cause them to reduce their drilling in the areas in which we operate.
Our exposure to direct commodity price risk may increase in the future.

For the years ended December 31, 2018 and 2017, approximately 54% and 84%, respectively, of EQM's revenues were generated from firm reservation fees under long-term contracts. The decrease from 2017 to 2018 reflects the inclusion of RMP's gathering systems for a full year compared to the period from November 13, 2017 through December 31, 2017, as RMP's gathering systems were not supported by contracts with firm reservation fee components. Rather, all of RMP's gathering revenues were generated under long-term interruptible service contracts. As a result, following the EQM-RMP Merger, we have greater exposure to short- and medium-term declines in volumes of gas produced and gathered on our systems than we have historically. Although we intend to execute long-term firm contracts with new customers in the future, our efforts to obtain such contractual terms may not be successful. Our water service agreements are volumetric in nature and therefore may be more sensitive to fluctuations in commodity prices and downturns in production by our customers in the future. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. Future exposure to the volatility of natural gas prices, including regional basis differentials, as a result of our future contracts could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.
We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. If we were to be unsuccessful in negotiating or renegotiating rights-of-way, we might have to institute condemnation proceedings on our FERC-regulated assets or relocate our facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. Additionally, even when we own an interest in the land on which our pipelines and facilities have been constructed, agreements with correlative rights owners may require us to relocate pipelines and facilities, shut in storage facilities to facilitate the development of the correlative rights owners' estate, or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.
Any significant and prolonged change in or stabilization of natural gas prices could have a negative impact on our natural gas storage business.
Historically, natural gas prices have been seasonal and volatile, which has enhanced demand for and increased the value of our storage services. The natural gas storage business has benefited from significant short-term price fluctuations and seasonal price sensitivity, which impacts the level of demand for our services and the rates we are able to charge for such services. On a system-wide basis, natural gas is typically injected into storage between April and October when natural gas prices are generally lower and withdrawn during the winter months of November through March when natural gas prices are typically higher. However, the market for natural gas may not continue to experience short-term volatility and seasonal price sensitivity in the future at the levels previously seen. If price volatility and seasonality in the natural gas industry decrease, because of increased production volumes and higher demand for natural gas during the injection season, the demand for our storage services and the prices that we will be able to charge for those services may decline.
In addition to volatility and seasonality, an extended period of high natural gas prices would increase the cost of acquiring base gas and drilling new storage wells due to higher demand for drilling rigs and likely place upward pressure on the costs of associated storage expansion activities. An extended period of low natural gas prices could adversely impact storage values for some period of time until market conditions adjust. These commodity price impacts could have a negative impact on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which we are subject.
We have entered into joint ventures to construct the MVP and MVP Southgate projects and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and corporate flexibility. Because we do not control all of the decisions of the MVP Joint Venture, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the joint venture's best interests. For example, we cannot unilaterally cause the distribution of cash by the MVP Joint Venture. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture.
In addition, the operations of the MVP Joint Venture and any joint ventures we may enter into in the future are subject to many of the same operational risks to which we are subject to.
Our significant indebtedness, and any future indebtedness, as well as restrictions under our debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
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
In October 2018, we amended and restated our credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023. Our credit facility contains a covenant requiring us to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Our ability to meet these covenants can be affected by events beyond our control and we cannot assure our unitholders that we will meet these covenants. In addition, our $3 billion credit facility contains events of default customary for such facilities, including the occurrence of a change of control. Furthermore, in June 2018, we issued senior unsecured notes in an aggregate principal amount of $2.5 billion, consisting of $1.1 billion in aggregate principal amount of its 4.75% senior notes due 2023, $850 million in aggregate principal amount of its 5.50% senior notes due 2028, and $550 million in aggregate principal amount of its 6.50% senior notes due 2048.
The provisions of our debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in an event of default, which could enable our creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Our credit facility also has cross default provisions that apply to any other indebtedness we may have with an aggregate principal amount in excess of $25 million.
We may in the future incur additional debt. Our level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes, may be impaired or such financing may not be available on favorable terms;

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

Our substantial indebtedness and the additional debt we will incur in the future for, among other things, working capital, capital expenditures, capital contributions to the MVP Joint Venture, acquisitions or operating activities may adversely affect our liquidity and therefore our ability to make quarterly cash distributions to our unitholders.

In addition, our significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Any future downgrade of the debt issued by us or our subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.
The credit and risk profile of Equitrans Midstream could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.
The credit and business risk profiles of our ultimate parent Equitrans Midstream may be factors considered in credit evaluations of us. This is because our general partner, which is controlled by Equitrans Midstream through Equitrans Midstream's ownership interest of our general partner, controls our business activities, including our cash distribution policy and growth strategy. Due to our relationship with Equitrans Midstream, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Equitrans Midstream's financial condition, including the degree of its financial leverage and its dependence on cash flows from our general partner to service its indebtedness, or adverse changes in its credit ratings. Any material limitations on our ability to access capital as a result of adverse changes at Equitrans Midstream could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Equitrans Midstream could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
A downgrade of our credit ratings, which are determined by independent third parties, could impact our liquidity, our access to capital, and our costs of doing business.
If any credit rating agency downgrades our credit ratings, our access to credit markets may be limited, our borrowing costs could increase, and we may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. Our credit ratings by Moody's Investors Service (Moody's), Standard & Poor's Ratings Service (S&P) and Fitch Ratings Service (Fitch) were Ba1, BBB- and BBB-, respectively, as of February 14, 2019. In order to be considered investment grade, we must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. Our non-investment grade credit rating by Moody's and any future downgrade of our S&P and/or Fitch credit ratings to non-investment grade may result in greater borrowing costs and collateral requirements than would be available to us if all our credit ratings were investment grade. Our ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of our indebtedness in the future may result in a downgrade in the ratings that are assigned to our debt. See "The credit and risk profile of Equitrans Midstream could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital" in the above section. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.

Increases in interest rates could adversely impact demand for our storage capacity, our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make quarterly cash distributions at our intended levels.
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
In addition, interest rates on our current credit facility, future credit facilities and debt securities could be higher than current levels, causing our financing costs to increase. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make quarterly cash distributions at our intended levels.
Risks Inherent in an Investment in Us
Equitrans Midstream controls our general partner, which has sole responsibility for conducting our business and managing our operations. Potential conflicts of interest may arise among our general partner, its affiliates and us. Our general partner has limited its state law fiduciary duties to us and our unitholders, which may permit it to favor its own interests to the detriment of us and our unitholders. Additionally, the duties of our general partner's officers and directors may conflict with their duties as officers and/or directors of Equitrans Midstream.
Equitrans Midstream’s only cash-generating assets are its partnership interests in us. Through its ownership and control of our general partner, Equitrans Midstream has the power to appoint all of the officers and directors of our general partner. Conflicts of interest will arise among Equitrans Midstream and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Equitrans Midstream over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires Equitrans Midstream to pursue a business strategy that favors us, and the directors and officers of Equitrans Midstream have a fiduciary duty to make these decisions in the best interests of Equitrans Midstream, which may be contrary to our interests. Equitrans Midstream may choose to shift the focus of its investment and growth to areas not served by our assets.

•
Equitrans Midstream is not limited in its ability to compete with us and may offer business opportunities and/or sell midstream assets to third parties without first offering us the right to bid for them.

•
Our general partner is allowed to take into account the interests of parties other than us, such as Equitrans Midstream, in resolving conflicts of interest, which has the effect of limiting its state law fiduciary duty to our unitholders.

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

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Equitrans Midstream's obligations under the ETRN Omnibus Agreement.

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

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions.

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
In addition, our general partner's officers and directors have duties to manage our business in a manner beneficial to us, our unitholders and the owner of our general partner that is controlled by Equitrans Midstream. However, five of our general partner's directors and all of its officers are also officers and/or directors of Equitrans Midstream and owe fiduciary duties to Equitrans Midstream. Consequently, these directors and officers may encounter situations in which their obligations to Equitrans Midstream, on the one hand, and us, on the other hand, are in conflict. The resolution of these conflicts may not always be in our best interest or that of our unitholders.
Further, our general partner's officers, all of whom are also officers of Equitrans Midstream (and are compensated by Equitrans Midstream), will have responsibility for overseeing the allocation of their own time and time spent by administrative personnel on our behalf and on behalf of Equitrans Midstream. These officers face conflicts regarding these time allocations that may adversely affect our results of operations, cash flows and financial condition.
Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K.
Equitrans Midstream may compete with us, which could adversely affect our ability to grow and our results of operations and cash available for distribution.
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including Equitrans Midstream and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Equitrans Midstream currently holds interests in entities that own a significant amount of natural gas midstream assets and may make investments in and purchases of entities that acquire, own and operate other natural gas midstream assets. Equitrans Midstream is under no obligation to make any acquisition opportunities available to us. Moreover, while Equitrans Midstream may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Equitrans Midstream. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream's tax matters agreement with EQT.

In order for Equitrans Midstream to avoid incurring material tax-related liabilities or indemnification obligations under its tax matters agreement with EQT, entered into in connection with the Separation, our general partner may require us to forgo certain transactions that would otherwise be advantageous, for the two-year period following the Separation. In particular, our general partner may require us to continue to operate certain business operations, even if a sale or discontinuance of such business would otherwise be advantageous. Moreover, to preserve the tax-free treatment of the Separation, our general partner may require us to forgo certain transactions, including certain asset dispositions and other strategic transactions.
Equitrans Midstream or EQT may fail to perform under various transaction agreements that were executed as part of the Separation, or Equitrans Midstream may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the Separation, Equitrans Midstream and EQT entered into a Separation and Distribution Agreement as well as various other agreements, including a transition services agreement. The transition services agreement provides for the performance of select services by each company for the benefit of the other, in each case for a limited period of time after the Separation. With respect to services to be performed by EQT for the benefit of us, we are relying on EQT to satisfy its performance obligations under these agreements. If EQT is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, our business, results of operations and financial condition could be materially and adversely affected. If Equitrans Midstream does not have in place its own systems and services, or if Equitrans Midstream does not have agreements with other providers of these services, once transaction agreements with EQT expire or terminate, we may not be able to operate our business effectively and our profitability may decline. Equitrans Midstream is in the process of creating its own, or engaging third parties to provide, systems and services to replace many of the systems and services that EQT provided to us. However, Equitrans Midstream may not be successful in implementing these systems and services, we may incur additional costs in connection with or following the implementation of these systems and services, and Equitrans Midstream may not be successful in transitioning data from EQT's systems to its own. For a description of these agreements with EQT, see "Item 13. Certain Relationships and Related Party Transactions and Director Independence."
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

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

•	approved by the vote of unitholders holding a majority of our outstanding common units, excluding any common units owned by our general partner and its affiliates;

•	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

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
Prior to making any distribution to our common unitholders, we will reimburse our general partner and its affiliates, including Equitrans Midstream, for expenses they incur and payments they make on our behalf. Under our partnership agreement and the ETRN Omnibus Agreement, we will reimburse our general partner and its affiliates for certain expenses incurred on our behalf, including administrative costs, such as compensation expenses for those persons who provide services necessary to run our business, and insurance expenses. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.
Our unitholders do not elect our general partner or vote on our general partner's directors.
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by Equitrans Midstream. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
Our general partner may transfer its general partner interest, or the control of our general partner may be transferred, to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of (i) EQGP to transfer all or a portion of its ownership interest in our general partner to a third party, or (ii) Equitrans Midstream to transfer all or a portion of its ownership interest in EQGP's general partner to a third party. The new owner of our general partner or EQGP's general partner, as the case may be, would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner.
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
Equitrans Midstream may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.
As of February 14, 2019, Equitrans Midstream beneficially owned 37,245,455 of our common units, representing a 30.6% limited partner interest in us. Following the completion of the EQM IDR Transaction, we expect Equitrans Midstream to own 117,245,455 of our common units and 7,000,000 of our Class B units, representing a 59.9% limited partner interest in us. In addition, we have agreed to provide our general partner and its affiliates, including Equitrans Midstream, with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of our common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 80% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of our common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our common unitholders may also incur a tax liability upon a sale of their common units. As of February 14, 2019, affiliates of our general partner owned a 30.6% limited partner interest in us. Following the completion of the EQM IDR Transaction, we expect those affiliates to own 59.9% of our outstanding common units, which we expect to consist of 117,245,455 common units and 7,000,000 Class B units.
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
Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.
A unitholder's allocable share of our taxable income will be taxable to such unitholder, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distributions at all.
A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted law known as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Legislation), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity's "adjusted taxable income," which is generally taxable income with certain modifications. If the limit applies, a unitholder's taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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
We have not requested, and do not currently plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel's conclusions or the positions we take, and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel's conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

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
Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may assess and collect any resulting taxes (including any applicable interest and penalties) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (or will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing the publicly traded units to have different capital accounts, unless the IRS issues further guidance.
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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year.  However, under the Tax Reform Legislation, for taxable years beginning after December 31, 2017, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income."  For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
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
Under the Tax Reform Legislation, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.
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
A unitholder who disposes of units prior to the ex-dividend date immediately preceding the record date set for a cash distribution for that quarter will be allocated items of our income, gain, loss and deduction attributable to the month of disposition (and any prior month for which the holder held such units on the first day of such month) but will not be entitled to receive a cash distribution for that period.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property or conduct business in Pennsylvania, West Virginia and Ohio and will be expanding into Virginia with the MVP project and North Carolina with the MVP Southgate project, each of which currently imposes a personal income tax on individuals. Each of these states also imposes an income or gross receipts tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax. It is our unitholders' responsibility to file all U.S. federal, state and local tax returns.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Equitrans Midstream leases its headquarters office in Pittsburgh, Pennsylvania and its corporate office in Canonsburg, Pennsylvania. Pursuant to the ETRN Omnibus Agreement, EQM pays a proportionate share of Equitrans Midstream's costs to lease the building.
EQM's real property falls into two categories: (i) parcels that it owns in fee and (ii) parcels in which its interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for EQM's operations. Certain lands on which EQM's pipelines and facilities are located are owned by EQM in fee title, and EQM believes that it has satisfactory title to these lands. The remainder of the lands on which EQM's pipelines and facilities are located are held by EQM pursuant to surface leases or easements between EQM, as lessee or grantee, and the respective fee owners of the lands, as lessors or grantors. EQM has held, leased or owned many of these lands for many years without any material challenge known to EQM relating to the title to the land upon which the assets are located, and EQM believes that it has satisfactory leasehold estates, easement interests or fee ownership to such lands. EQM believes that it has satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses, and EQM has no knowledge of any material challenge to its title to such assets or their underlying fee title.
There are, however, certain lands within EQM's storage pools as to which it may not currently have vested real property rights, some of which are subject to ongoing acquisition negotiations or condemnation proceedings. In accordance with EQM's FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. Certain property owners have initiated legal proceedings against EQM and its affiliates for trespass, inverse condemnation and other claims related to these matters, and there is no assurance that other property owners will not initiate similar legal proceedings against EQM and its affiliates prior to final resolution.
See "Item 1. Business" for a discussion and map of EQM's operations.

Item 3. Legal Proceedings
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions to EQM unitholders.
Environmental Proceedings
Allegheny Valley Connector, Cambria County, Pennsylvania. Between September 2015 and February 2016, EQM, as the operator of the AVC facilities, which, at that time, were owned by EQT, received eight Notices of Violation (NOVs) from the Pennsylvania Department of Environmental Protection (PADEP). The NOVs alleged violations of the Pennsylvania Clean Streams Law in connection with inadvertent releases of sediment and bentonite to water that occurred while drilling for a pipeline replacement project in Cambria County, Pennsylvania. EQT and EQM immediately addressed the releases and fully cooperated with the PADEP. In October 2016, EQM acquired the AVC facilities from EQT, including any future obligations related to these releases. On November 1, 2018, EQM and the PADEP agreed to a Consent Order and Agreement that requires ongoing monitoring and payment of a civil penalty of $163,000. The civil penalty has been paid, and documents resolving this matter have been signed.
Consent Orders, Beta Pipeline Project, Greene County, PA, and Barracuda Pipeline Project, Washington County, PA. The PADEP issued multiple NOVs to EQM related to the Beta Pipeline Project for construction, sediment and erosion control issues and failure to implement required corrective actions during the period of November 2017 to April 2018. The PADEP also issued multiple NOVs to EQM related to a sediment slip in mid-2018 on the Barracuda Pipeline Project that impacted a surface water stream. EQM is working to bring this project into compliance and has reached a tentative settlement with the PADEP within the amount reserved.
Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the PADEP alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. The administrative order does not contain a penalty assessment; however, resolution of the matter may include imposition of operational constraints. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. No reserve has been established for this matter.
Consent Order, Legacy Ohio Pipeline - Multiple Locations in Ohio. The Ohio Environmental Protection Agency (OEPA) has issued NOVs to EQM that encompass fill violations and/or storm water (sedimentation) violations incurred during the ownership of the Legacy Ohio pipeline by EQM's predecessor entities. The NOVs allege violations related to state storm water permits and state and federal clean water laws. EQM addressed the violations with agency oversight and cooperated with the OEPA to proactively address future corrective actions. EQM received a draft consent order in January 2019. Settlement discussions are ongoing. EQM believes it has reserved an amount sufficient to cover a settlement and expects that amount to be sufficient for any penalties associated with the Legacy Ohio pipeline. EQM is working to bring this project into compliance.
MVP Project Challenges
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
In February 2018, the Sierra Club filed a lawsuit, Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, in the United States Fourth Circuit Court of Appeals (Fourth Circuit) against the U.S. Army Corps of Engineers (the U.S. Army Corps) challenging the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes under Section 404 of the Clean Water Act discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. As a consequence, unless and until West Virginia revises its Section 401 certification for Nationwide Permit 12 (an administrative process presently underway as described below) and the U.S. Army Corps Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. The administrative proceeding described below is addressing the issues raised by the Court.

•
On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP has issued a new notice and comment period for further modifications of the 401 certification. This notice and comment period will end on March 4, 2019. The full administrative process requires notice and opportunity for public comment, response to public comment, and adherence to the state's administrative procedures legislation. The WVDEP is also required to obtain the EPA's agreement to the modified 401 certification. Assuming that the WVDEP's administrative process results in the clarification or elimination of any problematic conditions, and the EPA's agreement is secured, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture expects that reverification to occur within the first half of 2019. However, the MVP Joint Venture cannot guarantee that either the WVDEP, the EPA or the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case re-verification may be delayed past the first half of 2019.

•
In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps' Norfolk District decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. Sierra Club, et al. v. U.S. Army U.S. Army Corps of Engineers, et al., Case No. 18-1713. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia.

•
In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018, order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. The MVP Joint Venture has resumed construction of those portions of the pipeline. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the Court of Appeals for the District of Columbia Circuit seeking direct review of the FERC order under the Natural Gas Act in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. Those petitioners requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture opposed. The Court of Appeals denied the request for a stay on August 30, 2018. Oral argument on the merits of the petitions for review was held on January 28, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed this complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the U.S. Court of Appeals for the District of Columbia in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the ongoing appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271. If one or more of these challenges were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which EQM cannot predict.

•
Several landowners have challenged the constitutionality of the eminent domain provisions of the Natural Gas Act generally and as applied to the MVP Joint Venture specifically. The U.S. District Court for the Western District of Virginia, in Orus Ashby Berkley, et al. v. Mountain Valley Pipeline, LLC, et al., Case No. 7:17-cv-00357-EKD, dismissed the challenge for lack of subject matter jurisdiction in January 2018. The Fourth Circuit affirmed this judgment on appeal in July 2018 in Orus Ashby Berkley, et al. v. Mountain Valley Pipeline, LLC, et al., Case No. 18-1042. In October 2018, the plaintiffs petitioned the U.S. Supreme Court for a writ of certiorari with respect to these jurisdictional rulings in Orus Ashby Berkley, et al. v. FERC, et al., Case No. 18-561. On January 22, 2019, the U.S. Supreme Court denied the writ of certiorari.

•
Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit has consolidated these cases in Mountain Valley Pipeline, LLC v. 6.56 Acres of Land, et al., consolidated under Case No. 18-1159, and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit Court of Appeals issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline.

•
In August 2017, the Greenbrier River Watershed Association appealed the MVP Joint Venture's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the WVDEP to attempt to resolve the issues identified by the court.

Other Proceedings that May Affect the MVP Project

•
On December 13, 2018, in Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, an unrelated case involving the Atlantic Coast Pipeline, the Fourth Circuit held that the Forest Service, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. The MVP Joint Venture anticipates that the Forest Service will request rehearing or en banc review of the Fourth Circuit's decision.

•
On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requests the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP to preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be.

•
On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board filed suit against the MVP Joint Venture in the Circuit Court of Henrico County, captioned Paylor, et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. The MVP Joint Venture answered the suit on January 11, 2019, stating that it does not admit and will contest the allegations. The MVP Joint Venture has initiated settlement negotiations to resolve this matter. The MVP Joint Venture anticipates that a resolution could result in penalties and injunctive relief designed to assure compliance with relevant environmental laws and regulations. Shortly after the filing of this suit, the Virginia State Water Control Board (VSWCB) voted to reconsider/schedule a hearing to revoke MVP's Clean Water Act Section 401 certification. The MVP Joint Venture was informed that the VSWCB has provided public notice of a special VSWCB meeting to be held on March 1, 2019 to discuss the MVP's Clean Water Act Section 401 certification. MVP will vigorously oppose any action by the VSWCB which would result in revocation of its authorizations to continue project activities in Virginia.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
EQM's common units are listed on the NYSE under the symbol "EQM."
As of December 31, 2018, EQM had 1,443,015 general partner units for which there is no established public trading market. The general partner units are owned indirectly by Equitrans Midstream. See Note 8 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for information on the significant provisions of EQM's partnership agreement that relate to distributions of available cash.
As of January 31, 2019, there were 63 unitholders of record of EQM common units.
Recent Sales of Unregistered Securities
None.
Market Repurchases
None.
Equity Compensation Plans
The information relating to EQM's equity compensation plans required by Item 5 is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."
EQM's consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of the EQM-RMP Merger, the Drop-Down Transaction, the October 2016 Acquisition, the March 2015 contribution of the Northern West Virginia gas gathering system to EQM from EQT (NWV Gathering Acquisition) and the May 2014 contribution of the Jupiter gas gathering system to EQM from EQT (Jupiter Acquisition) as these were businesses and the acquisitions were transactions between entities under common control. The selected financial data covering the periods prior to the aforementioned transactions may not necessarily be indicative of the actual results of operations had these entities been operated together during those periods.

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of Consolidated Operations		(Thousands, except per unit amounts)
Operating revenues	$1,495,098	$895,558	$732,272	$632,936	$489,218
Operating income	726,653	620,705	527,856	451,036	332,595
Net income	$671,348	$610,360	$537,954	$455,126	$284,816
Net income attributable to EQM	$668,002	$609,626	$537,954	$455,126	$284,816

Net income per limited partner unit (a)
Basic	$2.43	$5.19	$5.21	$4.71	$3.53
Diluted	2.43	5.19	5.21	4.70	3.52
Cash distributions paid per limited partner unit	$4.295	$3.655	$3.05	$2.505	$2.02

Consolidated Balance Sheets
Total assets	$9,456,121	$7,998,835	$3,075,840	$2,833,358	$1,943,366
Long-term debt	$4,081,639	$1,453,352	$985,732	$493,401	$492,633

(a)
Net income attributable to the EQM-RMP Merger, the Drop-Down Transaction, the October 2016 Acquisition, the NWV Gathering Acquisition and the Jupiter Acquisition for the periods prior to July 23, 2018, May 1, 2018, October 1, 2016, March 17, 2015 and May 7, 2014, respectively, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the unitholders. See Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, and the notes thereto, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Executive Overview
EQM reported net income attributable to EQM of $668.0 million in 2018 compared with $609.6 million in 2017. The increase resulted primarily from higher gathering, water and transmission revenues, which were driven primarily by the EQM-RMP Merger and the Drop-Down Transaction, which supported production development in the Marcellus and Utica Shales, and higher equity income, partly offset by an impairment charge to goodwill, higher operating expenses and net interest expense.
EQM reported net income of $609.6 million in 2017 compared with $538.0 million in 2016. The increase resulted primarily from higher gathering and transmission revenues, which were mainly driven by affiliate and third party production development in the Marcellus Shale, and lower income taxes, partly offset by higher operating expenses and net interest expense and lower other income.
EQM declared a cash distribution to its unitholders of $1.13 per unit on January 16, 2019, which was 1.3% higher than the third quarter 2018 distribution of $1.115 per unit and 10.2% higher than the fourth quarter 2017 distribution of $1.025 per unit. Total distributions related to 2018 were $4.40 per unit compared to $3.83 per unit total distributions related to 2017, a 14.9% increase.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQM has presented each segment's operating income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. EQM has reconciled each segment's operating income to EQM's consolidated operating income and net income in Note 5 to the consolidated financial statements.

GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2018(a)	2017(a)	% Change	2016	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$447,360	$407,355	9.8	$339,237	20.1
Volumetric-based fee revenues	549,710	102,612	435.7	58,257	76.1
Total operating revenues	997,070	509,967	95.5	397,494	28.3
Operating expenses:
Operating and maintenance	79,477	45,325	75.3	37,751	20.1
Selling, general and administrative	92,020	45,052	104.3	39,678	13.5
Depreciation	98,678	44,957	119.5	30,422	47.8
Amortization of intangible assets	41,547	5,540	649.9	—	100.0
Impairment of goodwill	261,941	—	100.0	—	—
Total operating expenses	573,663	140,874	307.2	107,851	30.6
Operating income	$423,407	$369,093	14.7	$289,643	27.4

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	2,044	1,826	11.9	1,553	17.6
Volumetric-based services	4,445	816	444.7	420	94.3
Total gathered volumes	6,489	2,642	145.6	1,973	33.9

Capital expenditures	$717,251	$254,522	181.8	$295,315	(13.8)

(a)
Includes the pre-acquisition results of the October 2016 Transaction, the Drop-Down Transaction and the EQM-RMP Merger, which were effective on October 1, 2016, May 1, 2018 and July 23, 2018, respectively. The recasts are for the period the acquired businesses were under the common control of EQT.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Gathering operating revenues increased by $487.1 million in 2018 compared to 2017, driven primarily by the EQM-RMP Merger and the Drop-Down Transaction and production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of customers contracting for additional firm gathering capacity and higher rates on various wellhead expansion projects in 2018. Volumetric-based fee revenues increased due to increased volumes gathered under interruptible contracts, driven primarily by the EQM-RMP Merger and the Drop-Down Transaction, which contributed revenues of $238 million and $199 million, respectively, and increased volumes gathered in excess of firm contracted capacity.
Gathering operating expenses increased by $432.8 million in 2018 compared to 2017, driven primarily by impairment of goodwill of $261.9 million and expenses incurred by the EQM-RMP Merger and the Drop-Down Transaction of $92.6 million and $71.8 million, respectively. Operating and maintenance expense increased due to the full-year recognition of compressor-related expenses associated with compression assets acquired in the EQM-RMP Merger and the Drop-Down Transaction of $18.4 million, increased personnel costs related primarily to increased employee headcount of $5.3 million, higher contracted labor of $3.1 million and higher reserves of $2.1 million. Selling, general and administrative expense increased due to increased overhead allocations following the EQM-RMP Merger and the Drop-Down Transaction and transaction costs of $7.8 million related to these transactions. Depreciation expense increased $48.7 million due to a full year of depreciation incurred on the assets acquired in the EQM-RMP Merger and the Drop-Down Transaction and from the additional assets placed in service during 2018. Amortization of intangible assets relates to customer contract intangible assets acquired in the Drop-Down Transaction.
See "Outlook" and Note 1 to the consolidated financial statements for further discussion of the impairment of goodwill.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Gathering operating revenues increased by $112.5 million in 2017 compared to 2016, driven primarily by the EQM-RMP Merger and the Drop-Down Transaction and third-party and EQT production development in the Marcellus Shale. Firm reservation fee revenues increased primarily as a result of third parties and EQT contracting for additional firm gathering capacity, which increased by approximately 475 MMcf per day following the completion of the Range Resources header pipeline project and various EQT wellhead gathering expansion projects in 2017. The increase in volumetric-based fee revenues was driven primarily by revenue of $55.4 million associated with the EQM-RMP Merger and the Drop-Down Transaction for the period subsequent to EQT's acquisition of Rice Energy on November 13, 2017, partly offset by lower EQT volumes gathered in excess of firm contracted capacity and lower volumetric-based fee revenues under interruptible contracts due to an increase in contracts for firm gathering capacity.
Gathering operating expenses increased by $33.0 million in 2017 compared to 2016, driven primarily by $20.5 million of expenses incurred as a result of the EQM-RMP Merger and the Drop-Down Transaction, higher personnel costs and increased property taxes. Selling, general and administrative expense increased due to expenses associated with the EQM-RMP Merger and the Drop-Down Transaction for the period subsequent to the Rice Merger. Depreciation expense increased $8.4 million due to additional assets placed in service, including those associated with the Range Resources header pipeline project and various EQT wellhead gathering expansion projects, and $6.2 million from depreciation expense associated with the EQM-RMP Merger and the Drop-Down Transaction for the period subsequent to the Rice Merger. Amortization of intangible assets relates to customer contracts associated with the Drop-Down Transaction.
TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	% Change	2016	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$356,725	$348,193	2.5	$277,816	25.3
Volumetric-based fee revenues	30,076	23,793	26.4	56,962	(58.2)
Total operating revenues	386,801	371,986	4.0	334,778	11.1
Operating expenses:
Operating and maintenance	39,563	33,908	16.7	31,504	7.6
Selling, general and administrative	31,936	31,922	—	32,792	(2.7)
Depreciation	49,723	58,689	(15.3)	32,269	81.9
Total operating expenses	121,222	124,519	(2.6)	96,565	28.9
Operating income	$265,579	$247,467	7.3	$238,213	3.9

Equity income	$61,778	$22,171	178.6	$9,898	124.0

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,903	2,399	21.0	1,651	45.3
Volumetric-based services	59	37	59.5	430	(91.4)
Total transmission pipeline throughput	2,962	2,436	21.6	2,081	17.1

Average contracted firm transmission reservation commitments (BBtu per day)	3,909	3,627	7.8	2,814	28.9

Capital expenditures	$114,450	$111,102	3.0	$292,049	(62.0)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Transmission operating revenues increased by $14.8 million in 2018 compared to 2017. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers in 2018 and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased volumes transported under firm contracts.

Transmission operating expenses decreased by $3.3 million in 2018 compared to 2017 primarily due to a non-cash charge of $10.5 million recorded in 2017 to depreciation related to the revaluation of differences between the regulatory and tax bases in EQM's regulated property, plant and equipment, partially offset by an increase in operating and maintenance expense associated with increased personnel costs, which were primarily associated with the growth of the business.
Equity income increased by $39.6 million in 2018 compared to 2017 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Transmission operating revenues increased by $37.2 million in 2017 compared to 2016. Firm reservation fee revenues increased due to EQT and third parties contracting for additional firm transmission capacity, primarily on the OVC, as well as higher contractual rates on existing contracts in 2017. Higher firm transmission capacity on the OVC and reduced throughput on interruptible contracts resulted in lower volumetric-based fee revenues, partly offset by increased storage and parking revenue, which does not have associated pipeline throughput.
Transmission operating expenses increased by $28.0 million in 2017 compared to 2016 primarily due to property taxes on the OVC and higher personnel costs. Selling, general and administrative expenses decreased primarily due to lower corporate allocations from EQT as a result of EQT's shift in focus during 2017 from midstream drop-down transactions to upstream asset and corporate acquisition projects. Depreciation expense increased as a result of the OVC project being placed in service in the fourth quarter of 2016 and a non-cash charge of $10.5 million recorded in 2017 to depreciation related to the revaluation of differences between the regulatory and tax bases in EQM's regulated property, plant and equipment. The related regulatory liability will be amortized over the estimated useful life of the underlying property of 43 years.
Equity income increased by $12.3 million in 2017 compared to 2016 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project.
WATER RESULTS OF OPERATIONS

	Years Ended December 31,
	2018(a)	2017(a)	% Change	2016	% Change
	(Thousands)
FINANCIAL DATA
Water service revenues	$111,227	$13,605	717.5	$—	100.0

Operating expenses:
Operating and maintenance	44,152	5,598	688.7	—	100.0
Selling, general and administrative	5,895	347	1,598.8	—	100.0
Depreciation	23,513	3,515	568.9	—	100.0
Total operating expenses	73,560	9,460	677.6	—	100.0
Operating income	$37,667	$4,145	808.7	$—	100.0

OPERATIONAL DATA
Water services volumes (MMgal)	2,088	226	823.9	—	100.0
Capital expenditures	$23,537	$6,233	277.6	$—	100.0

(a)
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the EQM-RMP Merger, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Water operating revenues increased by $97.6 million in 2018 compared to 2017, as a result of a full year of revenue earned from water services associated with the water assets acquired in the EQM-RMP Merger. The pre-acquisition results were retrospectively recast through the date of common control on November 13, 2017.

Water operating expenses increased by $64.1 million in 2018 compared to 2017, as a result of a full year of operating expenses incurred from water services associated with the water assets acquired in the EQM-RMP Merger. The pre-acquisition results were retrospectively recast through the date of common control on November 13, 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Water operating revenues increased by $13.6 million in 2017 compared to 2016, consisting of revenue earned from water services associated with the water assets acquired in the EQM-RMP Merger and the Drop-Down Transaction. The pre-acquisition results were retrospectively recast through the date of common control on November 13, 2017.
Water operating expenses increased by $9.5 million in 2017 compared to 2016, consisting of operating expenses incurred from water services associated with the water assets acquired in the EQM-RMP Merger and the Drop Down Transaction. Operating expenses were composed of customary expenses for a water service business, including water procurement costs. The pre-acquisition results were retrospectively recast through the date of common control on November 13, 2017.
Other Income Statement Items
Other income
Other income increased $0.6 million for the year ended December 31, 2018 compared to year ended December 31, 2017 due to increased AFUDC – equity. Other income decreased by $22.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 driven primarily by decreased AFUDC – equity of $14.3 million associated with the OVC being placed in service in the fourth quarter of 2016 and distributions from EES of $8.3 million. As discussed in Note 1 to the consolidated financial statements, effective October 1, 2016, the accounting for EQM's investment in EES converted from a cost method investment to a note receivable. Beginning October 1, 2016, distributions received from EES are recorded partly as interest income and partly as a reduction in the note receivable. This change decreased the amount of other income recognized and increased interest income in the year ended December 31, 2017 compared to 2016.
Net interest expense
Net interest expense increased by $85.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due primarily to interest expense of $69.6 million on the 2018 Senior Notes, higher interest expense of $20.7 million on credit facility borrowings as well as higher interest and deferred issuance costs on the EQM Term Loan Facility, partly offset by increased capitalized interest and AFUDC - debt and interest income earned on cash on hand.
Net interest expense increased by $20.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due primarily to higher interest expense on EQM's long-term debt issued in November 2016 of $17.4 million, lower capitalized interest and AFUDC - debt of $5.3 million from decreased spending on capital projects and increased interest on EQM's credit facility borrowings, partly offset by increased interest income recorded on distributions from EES of $5.1 million and higher interest income earned on cash on hand.
Noncontrolling interest
Net income attributable to noncontrolling interest for the year ended December 31, 2018 and for the period from November 13, 2017 through December 31, 2017 related to the 25% limited liability interest in Strike Force Midstream owned by Gulfport Midstream. As discussed in Note 2, on May 1, 2018, EQM acquired this interest from Gulfport Midstream. As a result, EQM owned 100% of Strike Force Midstream effective as of May 1, 2018.
See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of income tax expense (benefit).
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for discussion of capital expenditures.
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

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Net income attributable to EQM	$668,002	$609,626	$537,954
Add:
Net interest expense	122,094	36,955	16,766
Depreciation	171,914	107,161	62,691
Amortization of intangible assets	41,547	5,540	—
Impairment of goodwill (a)	261,941	—	—
Income tax expense	—	—	10,147
Preferred Interest payments(b)	10,984	10,984	2,764
Non-cash long-term compensation expense	1,275	242	195
Transaction costs	7,761	—	—
Less:
Equity income	(61,778)	(22,171)	(9,898)
AFUDC – equity	(5,570)	(5,110)	(19,402)
Pre-acquisition capital lease payments for AVC(c)	—	—	(17,186)
Adjusted EBITDA attributable to RMP prior to merger(d)	(160,128)	(33,457)	—
Adjusted EBITDA attributable to the Drop-Down Transaction(e)	(60,507)	(20,272)	—
Adjusted EBITDA attributable to the October 2016 Acquisition(f)	—	—	(11,420)
Adjusted EBITDA	$997,535	$689,498	$572,611
Less:
Net interest expense excluding interest income on the Preferred Interest	(124,198)	(42,999)	(18,506)
Capitalized interest and AFUDC – debt(g)	(9,873)	(4,120)	(9,400)
Ongoing maintenance capital expenditures net of reimbursements(h)	(46,939)	(27,609)	(21,434)
Transaction costs	(7,761)	—	—
Distributable cash flow	$808,764	$614,770	$523,271

Net cash provided by operating activities	$1,187,239	$681,848	$537,904
Adjustments:
Pre-acquisition capital lease payments for AVC(c)	—	—	(17,186)
Capitalized interest and AFUDC – debt(g)	(9,873)	(4,120)	(9,400)
Principal payments received on the Preferred Interest	4,406	4,166	1,024
Ongoing maintenance capital expenditures net of reimbursements(h)	(46,939)	(27,609)	(21,434)
Current tax expense	—	—	1,373
Adjusted EBITDA attributable to RMP prior to merger(d)	(160,128)	(33,457)	—
Adjusted EBITDA attributable to the Drop-Down Transaction(e)	(60,507)	(20,272)	—
Adjusted EBITDA attributable to the October 2016 Acquisition(f)	—	—	(11,420)
Other, including changes in working capital	(105,434)	14,214	42,410
Distributable cash flow	$808,764	$614,770	$523,271

(a)	As a result of annual goodwill impairment assessment, EQM recorded an impairment of goodwill of approximately $261.9 million. See "Outlook" and Note 1 for further information.

(b)
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

(c)	Reflects capital lease payments due under the lease. These lease payments were generally made monthly on a one month lag prior to the October 2016 Acquisition.

(d)
Adjusted EBITDA attributable to RMP for the period prior to July 23, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by RMP prior to acquisition by EQM; therefore, the amounts could not be distributed to EQM's unitholders. Adjusted EBITDA attributable to RMP for the year ended December 31, 2018 and for the period from November 13, 2017 to December 31, 2017 was calculated as net income of $123.2 million and $25.1 million, respectively, plus net interest expense of $4.6 million and $0.8 million, respectively, depreciation of $31.4 million and $7.5 million, respectively, and non-cash compensation expense of $0.9 million and less than $0.1 million, respectively.

(e)
Adjusted EBITDA attributable to the Drop-Down Transaction for the period prior to May 1, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by assets acquired in the Drop-Down Transaction prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the Drop-Down Transaction for the year ended December 31, 2018 and for the period from November 13, 2017 to December 31, 2018 was calculated as net income of $41.0 million and $12.6 million, respectively, plus depreciation of $5.8 million and $2.2 million, respectively, and amortization of intangible assets of $13.8 million and $5.5 million, respectively, less interest income of less than $0.1 million and $0.1 million, respectively.

(f)
Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the periods presented was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by AVC, Rager and the Gathering Assets prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the October 2016 Acquisition prior to acquisition for the year ended December 31, 2016 was calculated as net income of $1.3 million plus depreciation of $2.1 million and income tax expense of $10.1 million, less interest income of $0.5 million and AFUDC - equity of $1.6 million.

(g)
As a result of increased significance of capitalized interest and AFUDC - debt in 2016, this line item was added as an adjustment to the calculation of distributable cash flow for the year ended December 31, 2016.

(h)
Ongoing maintenance capital expenditures are expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, EQM's operating capacity or operating income. In the Predecessor period, EQT had reimbursement obligations to EQM for certain maintenance capital expenditures under the terms of the EQT Omnibus Agreement. For further explanation of these reimbursable maintenance capital expenditures, see "Capital Requirements." For the year ended December 31, 2016, ongoing maintenance capital expenditures net of reimbursements excludes ongoing maintenance of $6.5 million attributable to AVC, Rager and the Gathering Assets prior to acquisition.

See "Executive Overview" for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. Adjusted EBITDA increased by $308.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily as a result of the EQM-RMP Merger and the Drop-Down Transaction, which resulted in EBITDA subsequent to the transactions being reflected in adjusted EBITDA. Adjusted EBITDA increased $116.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale and the acquisitions for each period, which resulted in EBITDA subsequent to the transaction being reflected in adjusted EBITDA, including the elimination of the AVC lease payment.
Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $505.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 and $143.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $194.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 and $91.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, in each case, mainly attributable to the increase in adjusted EBITDA, partly offset by increased net interest expense.
Outlook
EQM’s assets overlay core acreage in the prolific Appalachian Basin. The location of EQM’s assets allows it to access major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S. and holds a premier transmission footprint in the Appalachian Basin, and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. EQM maintains a stable cash flow profile, with over 50% of its revenue for the year ended December 31, 2018 generated by firm reservation fees.
EQM’s principal strategy is to leverage its existing and planned growth projects and to seek and execute on strategically-aligned acquisition and joint venture opportunities to achieve the scale and scope of a top-tier midstream company. As part of its approach to organic growth, EQM is focused on building and completing its key gathering and transmission growth projects outlined under "Strategy" in "Item 1. Business," many of which are supported by contracts with firm capacity commitments.
Additionally, EQM expects to achieve growth from its water service business and from volumetric gathering opportunities and transmission and storage services. The water service business is complementary to the gathering business, and EQM recognizes an opportunity to expand its existing asset footprint and is actively pursuing solutions for produced water handling. EQM is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide high- and low-pressure gathering solutions for its customers. EQM’s focus on execution of its organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by EQM’s commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. EQM believes that this approach will enable EQM to achieve its strategic goals.
For further discussion of key growth projects, see "Strategy" in "Item 1. Business." For further discussion of capital expenditures, see "Capital Requirements."
EQGP Unit Purchases. On November 29, 2018, Equitrans Midstream entered into written agreements (the Unit Purchase Agreements) with (i) funds managed by Neuberger Berman Investment Adviser LP, pursuant to which Equitrans Midstream acquired 5,842,704 common units representing limited partner interests in EQGP (EQGP common units) for $20.00 per EQGP common unit (the Purchase Price), (ii) funds managed by Goldman Sachs Asset Management, L.P., pursuant to which Equitrans Midstream acquired 1,865,020 EQGP common units for the Purchase Price, (iii) funds managed by Cushing Asset Management, LP, pursuant to which Equitrans Midstream acquired 920,130 EQGP common units for the Purchase Price, (iv) funds managed by Kayne Anderson Capital Advisors, L.P., pursuant to which Equitrans Midstream acquired 1,363,974 EQGP common units for the Purchase Price, and (v) ZP Energy Fund, L.P., pursuant to which Equitrans Midstream acquired 5,372,593 EQGP common units for the Purchase Price. The transactions contemplated by the Unit Purchase Agreements (the Unit Purchases) were completed on December 31, 2018 with respect to an aggregate of 14,560,281 EQGP common units (the Initial Unit Purchase Closing). Additional closings occurred on January 2, 2019 and January 3, 2019, pursuant to which Equitrans Midstream acquired the remaining 804,140 EQGP common units to be purchased pursuant to the Unit Purchase Agreements. The aggregate consideration paid by Equitrans Midstream pursuant to the Unit Purchase Agreements was $307.3 million.
As a result of the Unit Purchases, Equitrans Midstream owned 291,373,187 EQGP common units, representing an approximate 96.3% limited partner interest, and the entire non-economic general partner interest in EQGP.
Limited Call Right. Following the Initial Unit Purchase Closing, on December 31, 2018, Equitrans Midstream exercised the limited call right (the Limited Call Right) provided for in Section 15.1(a) of the Second Amended and Restated Agreement of Limited Partnership of EQGP, dated as of October 12, 2018, pursuant to which Equitrans Midstream purchased all outstanding EQGP common units (other than those owned by Equitrans Midstream and its affiliates) at a price per EQGP common unit equal to the Purchase Price. The Limited Call Right was completed on January 10, 2019. After giving effect to the exercise of the Limited Call Right, EQGP is an indirect wholly-owned subsidiary of Equitrans Midstream. Also on January 10, 2019, and following the Unit Purchases and the Limited Call Right (together, the EQGP Buyout), EQGP voluntarily withdrew the EQGP common units from listing on the New York Stock Exchange and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act).
The EQGP Buyout was funded from the net proceeds of the Term Loan Credit Agreement (as defined below).
See "EQM IDR Transaction" in "Item 1. Business."
Goodwill Impairment. Following the third quarter of 2018 and prior to the Separation, EQM identified impairment indicators in the form of production curtailments announced by a primary customer of the two reporting units to which EQM's goodwill is recorded that could reduce volumetric-based fee revenues of those reporting units. For the year ended December 31, 2018, EQM determined that the carrying value of one of those reporting units (the RMP PA Gas Gathering reporting unit, which comprises the Pennsylvania gathering assets acquired in the Rice Merger) was greater than its fair value. As a result, EQM recognized an impairment of goodwill of $261.9 million. As of December 31, 2018, EQM had approximately $1.1 billion of goodwill, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required. See Note 1 to the consolidated financial statements for further information.
Capital Resources and Liquidity
EQM's principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and other strategic transactions and capital contributions to the MVP Joint Venture, pay cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership interests. Pursuant to the tax matters agreement between Equitrans Midstream and EQT entered into in connection with the Separation, Equitrans Midstream is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Equitrans Midstream and EQM securities beyond certain thresholds. See “Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream’s tax matters agreement with EQT.” under “Risks Inherent in an Investment in Us” included in “Item 1A. Risk Factors.” EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were approximately $1.2 billion for the year ended December 31, 2018 compared to approximately $681.8 million for the year ended December 31, 2017. The increase was driven primarily by higher operating income for which contributing factors are discussed in "Executive Overview" and "Business Segment Results" sections herein, partly offset by increased interest as discussed in the "Other Income Statement Items" section herein. Net cash flows provided by operating activities were approximately $681.8 million for the year ended December 31, 2017 compared to approximately $537.9 million for the year ended December 31, 2016. The increase was driven by higher operating income for which the contributing factors are discussed in the "Executive Overview" and "Business Segment Results" sections herein and the timing of payments between the two periods, partly offset by increased interest as discussed in the "Other Income Statement Items" section herein.
Investing Activities
Net cash flows used in investing activities totaled approximately $3.0 billion for the year ended December 31, 2018 compared to approximately $535.5 million for the year ended December 31, 2017. The increase was primarily attributable to the net assets acquired from EQT in the Drop-Down Transaction, increased capital expenditures as further described in "Capital Requirements" and increased capital contributions to the MVP Joint Venture consistent with the start of construction on the MVP and the purchase of interests in the MVP Southgate project.
Net cash flows used in investing activities totaled approximately $535.5 million for 2017 as compared to approximately $732.0 million for 2016. The decrease was primarily attributable to decreased capital expenditures as further described in the "Capital Requirements" section herein, partly offset by increased capital contributions to the MVP Joint Venture in 2017 and sales of interests in the MVP Joint Venture in 2016.
Financing Activities
Net cash provided by financing activities totaled approximately $1.7 billion for the year ended December 31, 2018 compared to net cash flows used in financing activities of approximately $205.0 million for the year ended December 31, 2017. For 2018, the primary source of financing cash flows was net proceeds from EQM's 2018 Senior Notes offering, while the primary uses of financing cash flows were distributions paid to unitholders, net repayments on credit facilities and the Gulfport Transaction. For 2017, the primary use of financing cash flows was distributions paid to unitholders and the primary source of financing cash flows was net borrowings on EQM's credit facilities.
Net cash flows used in financing activities totaled approximately $205.0 million for the year ended December 31, 2017 compared to approximately $106.5 million for the year ended December 31, 2016. For 2016, the primary uses of financing cash flows were distributions paid to unitholders, net repayments on EQM's credit facilities and the October 2016 Acquisition. For 2016, the primary sources of financing cash flows were from EQM debt and equity offerings.
Capital Requirements
The gathering, transmission and storage and water service businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Expansion capital expenditures (a)	$803,347	$328,529	$558,071
Maintenance capital expenditures	51,891	43,328	29,293
Total capital expenditures	855,238	371,857	587,364
Plus: accrued capital expenditures at the end of prior period (b)	90,655	26,678	24,133
Plus: accrued capital expenditures at acquisition on November 13, 2017 (b)	—	72,271	—
Less: accrued capital expenditures at the end of current period (b)	(108,890)	(90,655)	(26,678)
Total cash capital expenditures	$837,003	$380,151	$584,819

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $913.2 million, $159.6 million and $98.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(b)
EQM accrues capital expenditures when capital work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid.

Expansion capital expenditures are expenditures incurred for capital improvements that EQM expects will increase its operating income or operating capacity over the long term. In 2018, expansion capital expenditures related primarily to capital expenditures invested in the assets acquired in the EQM-RMP Merger and the Drop-Down Transaction and in the following projects: the Hammerhead project, the Equitrans, L.P. Expansion project and various wellhead gathering expansion projects, partly offset by decreased spending on the Range Resources header pipeline project. In 2017, expansion capital expenditures related primarily to the following projects: various wellhead gathering expansion projects, the Range Resources header pipeline project and the AVC expansion project. In 2016, expansion capital expenditures related primarily to the following projects: the OVC project, the Range Resources header pipeline project, the NWV Gathering expansion project and the AVC expansion project. The OVC project was placed in service during the fourth quarter of 2016 and the Range Resources header pipeline project was placed in service in several phases beginning in the fourth quarter of 2016 and ending in the second quarter of 2017.
Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM's operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Maintenance capital expenditures increased by $8.6 million in 2018 compared to 2017 and $14.0 million in 2017 compared to 2016 primarily as a result of additional assets in service and timing of ongoing maintenance projects.
Included in maintenance capital expenditures are funded regulatory compliance capital expenditures. Prior to the Separation, for the period from January 1, 2018 through November 12, 2018 and for the years ended December 31, 2017 and 2016, EQM was reimbursed by EQT under the terms of the EQT Omnibus Agreement $3.9 million, $15.5 million and $0.6 million, respectively, which is included in maintenance capital expenditures. Under the EQT Omnibus Agreement, for a period of ten years after the closing of EQM's IPO, EQT has agreed to reimburse EQM for plugging and abandonment expenditures for certain identified wells of EQT and third parties. Additionally, EQT has agreed to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM's assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT will reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following EQM's IPO. Since EQM's IPO, EQM has been reimbursed approximately $30.7 million for bare steel replacement capital expenditures by EQT. Amounts reimbursed are recorded as capital contributions when received. See Note 6 for further information.
In connection with the Separation, Equitrans Midstream assumed all of EQT’s obligations to indemnify and reimburse EQM under the EQT Omnibus Agreement, other than for those losses or expenses relating to or arising from plugging and abandonment obligations. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Agreements with EQT—Omnibus Agreement."
In 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.9 billion depending on the timing of the construction of the MVP and MVP Southgate projects. Expansion capital expenditures are expected to be approximately $1.1 billion and maintenance capital expenditures are expected to be approximately $60 million, net of reimbursements. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP and MVP Southgate projects. Maintenance capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects. EQM does not forecast capital expenditures associated with potential projects that are not committed as of the filing of this Annual Report on Form 10-K.
Credit Facility Borrowings
See Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of EQM's credit facilities.

Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at December 31, 2018.

Rating Service	Senior Notes	Outlook
Moody's	Ba1	Stable
S&P	BBB-	Stable
Fitch	BBB-	Stable
EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Distributions
See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of distributions.
Schedule of Contractual Obligations
The following represents EQM's contractual obligations as of December 31, 2018. Purchase obligations exclude EQM's future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture.

	Total	2019	2020-2021	2022-2023	2024+
	(Thousands)
Long-term debt	$3,500,000	$—	$—	$1,100,000	$2,400,000
Credit facility borrowings (a)	625,000	—	—	625,000	—
Interest payments on senior notes (b)	2,093,736	182,861	350,750	350,750	1,209,375
Purchase obligations	56,526	56,526	—	—	—
Water infrastructure (c)	767	767	—	—	—
Operating lease obligations (d)	2,688	1,524	841	323	—
Total contractual obligations	$6,278,717	$241,678	$351,591	$2,076,073	$3,609,375

(a)	Credit facility borrowings were classified based on the termination date of the amended and restated credit facility agreement.

(b)	Interest payments exclude interest related to the credit facility borrowings as the interest rate on the credit facility borrowings is variable.

(c)	See Note 14 for additional information.

(d)	Operating leases are primarily entered into for various office locations and warehouse buildings, as well as lease obligations for compression equipment under existing contracts with third parties.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions.
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project." under "Risk Factors – Risks Inherent in our Business" included in "Item 1A. Risk Factors" and see "Item 3. Legal Proceedings" for discussion of litigation and regulatory proceedings related to the MVP project.
See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of EQM's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for discussion of the MVP Joint Venture guarantees.
Recently Issued Accounting Standards
Recently issued accounting standards relevant to EQM are described in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
EQM's significant accounting policies are described in Note 1 to the consolidated financial statements. Preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. The following critical accounting policies, which were reviewed by EQM's Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.
Property, Plant and Equipment. Determination of depreciation requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. EQM has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of its property, plant and equipment; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in transmission and storage rates. Determination of internal costs capitalized requires judgment as to the percent of time spent on capitalized projects for the capitalization of costs such as salaries, benefits and other indirect costs. EQM believes that the accounting estimates related to depreciation and capitalization of internal costs are "critical accounting estimates" because they are susceptible to change. These assumptions affect the gross property, plant and equipment balances and the amount of depreciation and operating expense and, if changed, would have an effect on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.
Impairments of Long-lived Assets. Any accounting estimate related to impairment of property, plant and equipment, finite-lived intangible assets or an investment in an unconsolidated entity may require EQM's management to make assumptions about future cash flows, discount rates, the fair value of investments and whether losses in the value of its investments are other than temporary. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to fluctuate in the future. Additionally, management's assumptions about the fair value of its investment in an unconsolidated entity require significant judgment because EQM's investment is not traded on an active market.
During the fourth quarter of 2018, the goodwill impairment (as discussed in Note 1) indicated that the carrying value of EQM's long-lived assets may not be recoverable. Accordingly, EQM reviewed its long-lived assets for impairment; however, the carrying value of the assets was found to be less than the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets, and so an impairment was not recorded. See Note 1 to the consolidated financial statements.
EQM has not historically had indications of impairments; however, EQM believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change. Any potential impairment would have an effect on the results of operations and financial position. See Note 1 to the consolidated financial statements for additional information.
Allocated General and Administrative Costs. General and administrative costs and operating and maintenance costs are allocated to EQM based on the nature of the expenses incurred by EQT in the Predecessor period and Equitrans Midstream in the Successor period. Costs that are directly related to EQM are directly charged to EQM. Other costs are allocated based on operational and financial metrics. Allocations are based on estimates and assumptions that management believes are reasonable; however, EQM believes that the accounting estimates related to allocated costs are "critical accounting estimates" because different estimates and assumptions would change the amounts allocated to EQM and those differences could be material.

These assumptions affect the amount of general and administrative expense and operating and maintenance expense and would have an effect on the results of operations if changed. See Notes 1 and 6 to the consolidated financial statements for additional information.
Regulatory Accounting. Determination and application of regulatory accounting requires judgment regarding probability that certain expenses and income will be allowed in the rate setting process in a period different from the period in which they would have been reflected in the statements of consolidated operations for a non-regulated entity. EQM has not historically experienced material changes in its results of operations from changes in regulatory accounting; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in transmission and storage rates. EQM believes that the accounting estimates related to regulatory accounting are "critical accounting estimates" because they are susceptible to change. These assumptions affect the gross regulatory assets and liabilities and the amount of regulated operating revenues and expenses and would have an effect on the results of operations and financial position if changed. See Note 1 and Note 11 to the consolidated financial statements for additional information.
Contingencies. EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded for contingencies based on EQM's assessment that a loss is probable and that the amount of the loss can be reasonably estimated. EQM considers many factors in making these assessments, including the history and specifics of each matter. Estimates are developed in consultation with legal counsel and are based on an analysis of potential results.
EQM believes that the accounting estimates related to contingencies are "critical accounting estimates" because it must assess the probability and amount of loss related to contingencies. Future results of operations could be materially affected by changes in the assumptions. See Notes 1 and 14 for additional information.
Revenue Recognition. Revenue from the gathering, transmission and storage of natural gas is generally recognized when the service is provided. Revenue from water services is generally recognized when water is delivered. Revenue related to services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. See Notes 1 and 3 to the consolidated financial statements for additional information.
EQM records a monthly provision for accounts receivable that are considered uncollectible. In order to calculate the appropriate monthly provision, a historical rate of accounts receivable losses as a percentage of total revenue is used. This historical rate is applied to the current revenues on a monthly basis and is updated periodically based on events that may change the rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas combined with the increase in customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates. As of December 31, 2018, EQM had accounts receivable of $254.4 million, net of an allowance for doubtful accounts of $0.1 million.
EQM believes that the accounting estimates related to revenue recognition are "critical accounting estimates" because estimated volumes are subject to change based on actual measurements, including prior period adjustments. In addition, EQM believes that the accounting estimates related to the allowance for doubtful accounts receivable are "critical accounting estimates" because the underlying assumptions used for the allowance can change and the actual mix of customers and their ability to pay may vary significantly from management's estimates, which could affect the collectability of customer accounts. These accounting estimates could potentially have a material effect on the results of operations and financial position.
Business Combinations. EQM recorded the Rice Merger using the acquisition method of accounting; accordingly, the value assigned to the assets and liabilities of Rice Midstream Holdings LLC (Rice Midstream Holdings) are based on EQT's purchase accounting estimates. Accounting for the acquisition of a business requires a company to record the acquired identifiable assets and liabilities at fair value. The estimated fair value of midstream facilities and equipment, which generally consist of pipeline systems and compression stations, is estimated using the cost approach, which incorporates assumptions about the replacement costs for similar assets, the relative age of the assets and any potential economic or functional obsolescence. The fair values of the intangible assets are estimated using the multi-period excess earnings model, which estimates revenues and cash flows derived from the intangible asset and then deducts portions of cash flow that can be attributed to supporting assets otherwise recognized.
Given the time required to obtain pertinent information necessary to finalize the allocation of the purchase price to the acquired net assets, the purchase price allocation may remain preliminary for a period of time before the required fair value estimates are finalized. Accordingly, it is not uncommon for the initial estimates to be subsequently revised.
During the fourth quarter of 2018, the Rice Merger purchase price accounting was finalized. See Note 2 to the consolidated financial statements for further information.

EQM believes that the accounting estimates related to business combinations are "critical accounting estimates" because in determining the fair value of assets acquired, assumptions must be made about projections regarding the timing and amount of future development and operating costs and projections of replacement cost of and future cash flows from midstream assets and cash flows from customer relationships. Different assumptions may result in materially different values for these assets, which would affect EQM's future results of operations and financial position.
Goodwill. Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. At November 13, 2017, approximately $1.4 billion of goodwill was allocated to Rice Midstream Holdings as a result of the Rice Merger and was recognized by EQM following the EQM-RMP Merger and the Drop-Down Transaction. Prior to these transactions, EQM had no goodwill. See Note 1 for further information.
Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. EQM uses a combination of an income and market approach to estimate the fair value of a reporting unit. In the fourth quarter of 2018, EQM determined that a goodwill impairment indicator existed prior to its annual assessment date of November 30, 2018. As a result of the evaluation, which quantitatively considered the production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units, EQM recorded an impairment to goodwill of approximately $261.9 million. See Note 1 to the consolidated financial statements for further information.
EQM believes that the accounting estimates related to goodwill are "critical accounting estimates" because estimating the fair value of reporting units requires considerable judgment. In addition, management's estimate of a reporting unit's future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. EQM believes the estimates and assumptions used in estimating its reporting units' fair values are reasonable and appropriate, however, different assumptions and estimates could materially affect the calculated fair value and the resulting conclusion on impairment of goodwill, which could materially affect EQM's results of operations and financial position. Additionally, actual results could differ from these estimates. EQM performed a sensitivity analysis for each reporting unit to quantify the effect of certain changes to assumptions used in the goodwill assessment. While not impaired as of December 31, 2018, it was determined that a 1% increase to the weighted average cost of capital (WACC) and a corresponding 1% decrease to the terminal cash flow growth rate would have resulted in EQM's recognition of approximately $13.8 million of impairment of goodwill associated with the Rice Retained Midstream reporting unit (defined and discussed in Note 1). In addition, a 1% increase to the WACC and a corresponding 1% decrease to the terminal cash flow growth rate would have resulted in EQM's recognition of approximately $114.4 million of additional impairment of goodwill associated with the RMP PA Gas Gathering reporting unit (defined and discussed in Note 1).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk . Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings under its credit facilities. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 10 to the consolidated financial statements for discussion of EQM's borrowings and Note 1 to the consolidated financial statements for a discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk. EQM is exposed to credit risk, which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. Approximately 82% of revenues were from investment grade counterparties for the year ended December 31, 2018. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans L.P. by EQT Energy, LLC, one of Equitrans L.P.'s largest customers and a wholly owned subsidiary of EQT. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days' written notice. At December 31, 2018, EQT's public senior debt had an investment grade credit rating. See Note 13 to the consolidated financial statements for further discussion regarding EQM's exposure to credit risk.
Commodity Prices. EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets, or lower drilling activity, which would decrease demand for EQM's services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQM's customers may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining new customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.
For the year ended December 31, 2018, approximately 54% of total revenues were generated from firm reservation fees under long-term contracts. As a result, EQM believes that short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant effect on its results of operations, liquidity, financial position or ability to pay quarterly cash distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could affect EQM's results of operations, liquidity or financial position. Additionally, long-term declines in gas production in EQM's areas of operations would limit its growth potential.
Other Market Risks. EQM's credit facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit the EQM's exposure to disruption or consolidation in the banking industry.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholders of EQM Midstream Partners, LP and the Board of Directors of EQM Midstream Services, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EQM Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Pittsburgh, Pennsylvania
February 14, 2019

Report of Independent Registered Public Accounting Firm
To the Unitholders of EQM Midstream Partners, LP and the Board of Directors of EQM Midstream Services, LLC
Opinion on Internal Control over Financial Reporting
We have audited EQM Midstream Partners, LP and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EQM Midstream Partners, LP and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 14, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 14, 2019

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED OPERATIONS (a)
 YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Thousands, except per unit amounts)
Operating revenues (b)	$1,495,098	$895,558	$732,272
Operating expenses:
Operating and maintenance (c)	163,192	84,831	69,255
Selling, general and administrative (c)	129,851	77,321	72,470
Depreciation	171,914	107,161	62,691
Amortization of intangible assets	41,547	5,540	—
Impairment of goodwill	261,941	—	—
Total operating expenses	768,445	274,853	204,416
Operating income	726,653	620,705	527,856
Equity income (d)	61,778	22,171	9,898
Other income	5,011	4,439	27,113
Net interest expense (e)	122,094	36,955	16,766
Income before income taxes	671,348	610,360	548,101
Income tax expense	—	—	10,147
Net income	671,348	610,360	537,954
Net income attributable to noncontrolling interest	3,346	734	—
Net income attributable to EQM	$668,002	$609,626	$537,954

Calculation of limited partners interest in net income:
Net income attributable to EQM	$668,002	$609,626	$537,954
Less pre-acquisition net income allocated to parent	(164,242)	(37,722)	(21,861)
Less general partner interest in net income - general partner units	(6,104)	(10,060)	(9,173)
Less general partner interest in net income - IDRs	(255,927)	(143,531)	(93,568)
Limited partners' interest in net income	$241,729	$418,313	$413,352

Net income per limited partner unit – basic	$2.43	$5.19	$5.21
Net income per limited partner unit – diluted	$2.43	$5.19	$5.21

Weighted average limited partner units outstanding – basic	99,303	80,603	79,367
Weighted average limited partner units outstanding – diluted	99,303	80,603	79,388

Cash distributions declared per unit (f)	$4.40	$3.83	$3.19

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of Allegheny Valley Connector, LLC (AVC), Rager Mountain Storage Company LLC (Rager) and certain gathering assets located in southwestern Pennsylvania and northern West Virginia (the Gathering Assets), which were acquired by EQM effective on October 1, 2016 (collectively, the October 2016 Acquisition), EQM Olympus Midstream LLC (EQM Olympus), Strike Force Midstream Holdings LLC (Strike Force) and EQM West Virginia Midstream LLC (EQM WV), which were acquired by EQM effective on May 1, 2018 (the Drop-Down Transaction), and Rice Midstream Partners LP (RMP), which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control at the time of acquisition.

(b)
Operating revenues included related party revenues from EQT Corporation (NYSE:EQT) (EQT) of approximately $1.1 billion, $665.9 million and $551.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 6.

(c)
In the Successor period (defined in Note 1), operating and maintenance expense did not include any charges from Equitrans Midstream Corporation (defined in Note 1). In the Predecessor period from January 1, 2018 to November 12, 2018, and for the years ended December 31, 2017 and 2016, operating and maintenance expense included charges from EQT of $49.8 million, $40.2 million and $34.2 million, respectively. In the Successor period, selling, general and administrative expense included charges from Equitrans Midstream Corporation of $16.3 million. In the Predecessor period from January 1, 2018 to November 12, 2018, and for the years ended December 31, 2017 and 2016, selling, general and administrative expense included charges from EQT of $81.7 million, $72.6 million and $67.3 million, respectively. See Note 6.

(d)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 7.

(e)
For the years ended December 31, 2018, 2017 and 2016, net interest expense included interest income on the preferred interest that EQM has in EQT Energy Supply, LLC (EES) (the Preferred Interest) of $6.6 million, $6.8 million and $1.7 million, respectively.

(f)	Represents the cash distributions declared related to the period presented. See Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (a)
 YEARS ENDED DECEMBER 31,

	2018	2017	2016
	(Thousands)
Cash flows from operating activities:
Net income	$671,348	$610,360	$537,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,914	107,161	62,691
Amortization of intangible assets	41,547	5,540	—
Impairment of goodwill	261,941	—	—
Deferred income taxes	—	—	8,774
Equity income	(61,778)	(22,171)	(9,898)
AFUDC – equity	(5,570)	(5,110)	(19,402)
Non-cash long term compensation expense	1,275	242	195
Changes in other assets and liabilities:
Accounts receivable	(48,046)	(24,583)	(9,003)
Accounts payable	94,961	2,853	(37,890)
Other assets and other liabilities	59,647	7,556	4,483
Net cash provided by operating activities	1,187,239	681,848	537,904
Cash flows from investing activities:
Capital expenditures	(837,003)	(380,151)	(584,819)
October 2016 Acquisition from EQT (see Note 2)	—	—	(62,372)
Drop-Down Transaction from EQT (see Note 2)	(1,193,160)	—	—
Capital contributions to the MVP Joint Venture	(913,195)	(159,550)	(98,399)
(Purchase)/sale of interests in the MVP Joint Venture	(11,302)	—	12,533
Principal payments received on the Preferred Interest (see Note 2)	4,406	4,166	1,024
Net cash used in investing activities	(2,950,254)	(535,535)	(732,033)
Cash flows from financing activities:
Proceeds from credit facility borrowings	3,427,500	544,000	740,000
Payments on credit facility borrowings	(3,268,500)	(344,000)	(1,039,000)
Proceeds from the issuance of long-term debt	2,500,000	—	500,000
Net contributions from EQT	3,001	29,711	20,234
Acquisition of 25% of Strike Force Midstream LLC	(175,000)	—	—
Capital contributions	16,790	9,790	5,884
Distributions paid to unitholders	(736,145)	(442,229)	(329,471)
Distributions paid to noncontrolling interest	(750)	—	—
Debt discount, debt issuance costs and credit facility origination fees	(40,966)	(2,257)	(8,580)
Proceeds from the issuance of EQM common units, net of offering costs	—	—	217,102
October 2016 Acquisition - purchase price in excess of net assets from EQT (see Note 2)	—	—	(3,734)
Acquisition of AVC net assets from EQT (see Note 2)	—	—	(208,894)
Net cash provided by (used in) financing activities	1,725,930	(204,985)	(106,459)

Net change in cash and cash equivalents	(37,085)	(58,672)	(300,588)
Cash and cash equivalents at beginning of year (b)	54,600	113,272	360,956
Cash and cash equivalents at end of year	$17,515	$54,600	$60,368

Cash paid during the year for:
Interest, net of amount capitalized	$54,154	$43,794	$13,899
Non-cash activity during the year:
(Decrease) increase in capital contribution receivable from EQT	$(12,924)	$12,411	$(5,283)
Elimination of net current and deferred tax liabilities	—	—	93,951
Asset adjustments prior to acquisition	—	—	(115,270)

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the October 2016 Acquisition, the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	Cash and cash equivalents at beginning of year for December 31, 2017 includes $52.9 million of cash and cash equivalents acquired at the effective time of the Rice Merger. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 DECEMBER 31, (a)

	2018	2017
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$17,515	$54,600
Accounts receivable (net of allowance for doubtful accounts of $75 and $446 as of December 31, 2018 and 2017, respectively) (b)	254,390	219,271
Other current assets	14,909	14,153
Total current assets	286,814	288,024

Property, plant and equipment	6,367,530	5,516,504
Less: accumulated depreciation	(560,902)	(405,665)
Net property, plant and equipment	5,806,628	5,110,839

Investment in unconsolidated entity	1,510,289	460,546
Goodwill	1,123,813	1,384,872
Net intangible assets	576,113	617,660
Other assets	152,464	136,894
Total assets	$9,456,121	$7,998,835

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (c)	$207,877	$139,190
Due to Equitrans Midstream	44,509	—
Capital contribution payable to the MVP Joint Venture	169,202	105,734
Accrued interest	80,199	11,067
Accrued liabilities	20,672	20,995
Total current liabilities	522,459	276,986

Credit facility borrowings	625,000	466,000
Senior notes	3,456,639	987,352
Regulatory and other long-term liabilities	38,724	29,633
Total liabilities	4,642,822	1,759,971

Equity:
Predecessor equity	—	3,916,434
Noncontrolling interest	—	173,472
Common (120,457,638 and 80,581,758 units issued and outstanding at December 31, 2018 and 2017, respectively)	4,783,673	2,147,706
General partner (1,443,015 units issued and outstanding at December 31, 2018 and 2017)	29,626	1,252
Total equity	4,813,299	6,238,864
Total liabilities and equity	$9,456,121	$7,998,835

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	Accounts receivable as of December 31, 2018 and 2017 included approximately $174.8 million and $158.7 million, respectively, of related party accounts receivable from EQT.

(c)	Accounts payable as of December 31, 2018 and 2017 included approximately $34.0 million and $33.9 million, respectively, of related party accounts payable to EQT.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EQUITY
 YEARS ENDED DECEMBER 31, 2018, 2017 and 2016 (a)

	Predecessor	Noncontrolling	Limited Partners	General
	Equity	Interest	Common	Partner	Total Equity
	(Thousands)
Balance at January 1, 2016	$275,545	$—	$1,598,675	$(30,963)	$1,843,257
Net income	21,861	—	413,352	102,741	537,954
Capital contributions	—	—	591	11	602
Equity-based compensation plans	—	—	195	—	195
Net contributions from EQT	20,234	—	—	—	20,234
Distributions to unitholders	—	—	(241,403)	(88,068)	(329,471)
Elimination of capital lease (b)	(25,055)	—	23,500	1,555	—
Proceeds from issuance of common units, net of offering costs	—	—	217,102	—	217,102
Elimination of net current and deferred tax liabilities	93,951	—	—	—	93,951
Asset adjustments prior to acquisition (c)	(115,270)	—	—	—	(115,270)
October 2016 Acquisition net assets from EQT	(271,266)	—	—	—	(271,266)
Purchase price in excess of net assets from EQT	—	—	(3,502)	(232)	(3,734)
Balance at December 31, 2016	$—	$—	$2,008,510	$(14,956)	$1,993,554

Net income	37,722	734	418,313	153,591	610,360
EQT Acquisition of EQM Olympus, Strike Force, and EQM WV	1,349,316	166,000	—	—	1,515,316
EQT Acquisition of RMP	2,499,668	—	—	—	2,499,668
Capital contributions	—	—	15,184	279	15,463
Equity-based compensation plans	17	—	225	—	242
Net contributions from EQT, net of distributions	29,711	—	—	—	29,711
Net contributions from noncontrolling interest, net of distributions	—	6,738	—	—	6,738
Distributions to unitholders	—	—	(294,526)	(137,662)	(432,188)
Balance at December 31, 2017	$3,916,434	$173,472	$2,147,706	$1,252	$6,238,864

Net income	164,242	3,346	241,729	262,031	671,348
Capital contributions	—	—	3,801	65	3,866
Equity-based compensation plans	922	—	353	—	1,275
Net contributions from EQT / to Equitrans Midstream	3,660	—	(659)	—	3,001
Distributions to unitholders	(68,390)	—	(434,033)	(233,722)	(736,145)
Distributions paid to noncontrolling interest	—	(750)	—	—	(750)
Acquisition of 25% of Strike Force Midstream LLC	—	(176,068)	1,068	—	(175,000)
Drop-Down Transaction from EQT	(1,436,297)	—	243,137	—	(1,193,160)
EQM-RMP Merger	(2,580,571)	—	2,580,571	—	—
Balance at December 31, 2018	$—	$—	$4,783,673	$29,626	$4,813,299

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the October 2016 Acquisition, the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	Reflects the elimination of the historical capital lease depreciation expense as described in Note 2.

(c)	Represents a decrease in the carrying value of the Gathering Assets and regulatory assets on the books of AVC, Rager, and the Gathering Assets by EQT prior to the October 2016 Acquisition.

The accompanying notes are an integral part of these consolidated financial statements

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
1.    Summary of Operations and Significant Accounting Policies
Organization and Basis of Presentation
EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and subsidiaries (collectively, EQM) is a growth-oriented Delaware limited partnership formed by EQT in January 2012. EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC) (the EQM General Partner) is a direct wholly owned subsidiary of EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) (EQGP) and is the general partner of EQM. Following the consummation of the EQM IDR Transaction (as defined below), EQGP Services, LLC (formerly known as EQT GP Services, LLC), a wholly owned subsidiary of Equitrans Midstream, will be the general partner of EQM. References in these consolidated financial statements to Equitrans Midstream refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries. As discussed below, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the October 2016 Acquisition, the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (collectively, the Upstream Business) (the Separation). On November 12, 2018, the Separation was effected through a series of transactions that culminated in EQT's contribution of the Midstream Business to Equitrans Midstream. See Note 4 for further information on the Separation. Post-Separation, Equitrans Midstream holds investments in the entities conducting the Midstream Business, including limited and general partner interests in EQGP, which, as of December 31, 2018, owned limited partner interests, the entire general partner interest and all of the incentive distribution rights (IDRs) in EQM.
EQM does not have any employees. Operational, management and other services for EQM are provided by employees of Equitrans Midstream and its subsidiaries.
Nature of Business
EQM is a growth-oriented limited partnership that operates, acquires and develops midstream assets in the Appalachian Basin. EQM provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines; the transmission and storage system, which delivers natural gas to local demand users and interstate pipelines for access to demand markets; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
As of December 31, 2018, EQM's gathering system included approximately 700 miles of high-pressure gathering lines with total contracted firm reservation capacity of approximately 2.4 billion cubic feet (Bcf) per day, compression of approximately 333,000 horsepower and multiple interconnect points with EQM's transmission and storage system and to other interstate pipelines. EQM's gathering system also included approximately 1,500 miles of Federal Energy Regulatory Commission (FERC)-regulated, low-pressure gathering lines.
As of December 31, 2018, EQM's transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipeline that have interconnect points to seven interstate pipelines and local distribution companies (LDCs). The transmission and storage system is supported by 41 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 120,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 645 million cubic feet (MMcf) per day and a working gas capacity of approximately 43 Bcf.
As of December 31, 2018, EQM's water system included two independent systems composed of approximately 160 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. The fresh water delivery services systems consist of permanent, buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and 28 fresh water impoundment facilities, which support fresh water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities and collect and recycle or dispose flowback and produced water.

Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all entities in which EQM holds a controlling financial interest.
Investments over which EQM can exert significant influence, but not control, are recorded under the equity method of accounting. The consolidated financial statements reflect the pre-acquisition results of businesses acquired through common control transactions on a combined basis with EQM. See Note 2. Transactions between EQM and EQT during the periods prior to the Separation (Predecessor period) and between EQM and Equitrans Midstream in the periods subsequent to the Separation (Successor period) period have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 6.
Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by EQM's chief operating decision maker in deciding how to allocate resources. Prior to the EQM-RMP Merger, EQM's operating activities were conducted through two business segments: Gathering and Transmission. Following the EQM-RMP Merger, EQM adjusted its internal reporting structure to incorporate the newly acquired assets consistent with how EQM's chief operating decision maker reviews EQM's business operations. EQM reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. The operating segments are evaluated based on their contribution to EQM's operating income and equity income. Transmission also includes EQM's investment in the MVP Joint Venture, which is treated as an equity investment for accounting purposes; as a result, Transmission's portion of the MVP Joint Venture's operating results is reflected in equity income and not in Transmission's operating income. All of EQM's operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 5.
Reclassification: Certain previously reported amounts have been reclassified to conform to the current year presentation.
Use of Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in these financial statements. Actual results could differ from those estimates.
Cash Equivalents: EQM classifies highly-liquid investments with original maturities of three months or less as cash equivalents. Interest earned on cash equivalents is recorded as a reduction to net interest expense on the statements of consolidated operations.
Accounts Receivables: Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based on assessments by management, allowances for doubtful accounts were $0.1 million and $0.4 million at December 31, 2018 and 2017, respectively. EQM also has receivables due from EQT and Equitrans Midstream as discussed in Note 6.
Fair Value of Financial Instruments: EQM categorizes assets and liabilities disclosed at fair value using a three-level fair value hierarchy based on priority of the inputs used in the valuation. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Owing to their short maturity, the carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable are assumed to approximate fair value; as such, their fair values are Level 1 fair value measurements. Interest rates on credit facility borrowings are based on prevailing market rates, so the carrying values of the credit facility borrowings approximate fair value and the fair values are Level 1 fair value measurements. As EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. See Note 10.
The fair value of the Preferred Interest is estimated using an income approach model that applies a discount rate based on prevailing market rates and is a Level 3 fair value measurement. As of December 31, 2018 and 2017, the estimated fair value of the Preferred Interest was approximately $122 million and $133 million, respectively, and the carrying value of the Preferred Interest was approximately $115 million and $119 million, respectively, inclusive of $4.4 million, for each period, reported in other current assets in the consolidated balance sheets.
Property, Plant and Equipment: EQM's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the asset are capitalized. EQM capitalized internal costs of $54.4 million, $46.5 million and $53.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. EQM capitalized interest, including the debt component of allowance for funds used during construction (AFUDC), of $12.6 million, $4.7 million and $9.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes EQM's property, plant and equipment.

	December 31,
	2018	2017
	(Thousands)
Gathering assets	$4,387,908	$3,642,937
Accumulated depreciation	(247,720)	(153,791)
Net gathering assets	4,140,188	3,489,146
Transmission and storage assets	1,785,157	1,674,080
Accumulated depreciation	(286,693)	(248,474)
Net transmission and storage assets	1,498,464	1,425,606
Water services assets	194,465	193,825
Accumulated depreciation	(26,489)	(3,363)
Net water services assets	167,976	190,462
Net other property, plant and equipment	—	5,625
Net property, plant and equipment	$5,806,628	$5,110,839
Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the asset. The average depreciation rates for the years ended December 31, 2018, 2017 and 2016 were 2.7%, 1.8% and 2.2%, respectively. EQM estimates that gathering and transmission pipelines have useful lives of 20 years to 65 years and compression equipment has useful lives of 20 years to 50 years. EQM estimates that water pipelines, pumping stations and impoundment facilities have useful lives of 10 years to 15 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. EQM re-evaluates depreciation rates for its regulated property, plant and equipment each time it files with the FERC for a change in transmission and storage rates.
Impairment of Long-lived Assets. Whenever events or changes in circumstances indicate that the carrying value of its long-lived assets may not be recoverable, EQM reviews its long-lived assets for impairment by first comparing the carrying value of the asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the undiscounted cash flows, EQM estimates and recognizes an impairment loss equal to the difference between the carrying value and fair value of the assets.
During the fourth quarter of 2018, a triggering event occurred as a result of EQM's annual goodwill impairment evaluation, which required EQM to perform a recoverability test on its long-lived assets. No impairment was recorded as a result of the recoverability test.
No impairment of any long-lived assets was indicated or recorded during the year ended December 31, 2017 and 2016.
Intangible Assets: Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date, which are calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. As a result of the Drop-Down Transaction, EQM recognized approximately $623.2 million in intangible assets. These intangible assets were valued by EQT based upon the estimated fair value of the customer contracts as of November 13, 2017. The customer contracts were assigned a useful life of 15 years and are amortized on a straight-line basis. Amortization expense recorded in the consolidated statements of operations for the years ended December 31, 2018 and 2017 was $41.5 million and $5.5 million, respectively. There was no amortization expense recognized for the year ended December 31, 2016. The estimated annual amortization expense over the next five years is $41.5 million.
Intangible assets, net as of December 31, 2018 and 2017 are detailed below.

	December 31, 2018	December 31, 2017
	(Thousands)
Intangible assets	$623,200	$623,200
Less: accumulated amortization	(47,087)	(5,540)
Intangible assets, net	$576,113	$617,660

Goodwill: Goodwill is the total consideration of an acquisition less the fair value of the identifiable, acquired net assets. As a result of the Drop-Down Transaction and the EQM-RMP Merger, EQM recorded goodwill to two reporting units within the Gathering segment. During the fourth quarter of 2018, the accounting for the acquisition of the Rice Merger was finalized, which resulted in an increase to EQM's goodwill balance of approximately $0.9 million. See Note 2 for further information.
Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. EQM may perform either a qualitative or quantitative assessment of potential impairment. EQM's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, EQM assesses qualitative factors to determine whether the existence of events or circumstances leads EQM to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, EQM determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if EQM concludes otherwise, then it performs a quantitative impairment analysis.
If EQM chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then EQM will perform a quantitative evaluation. In the case of a quantitative assessment, EQM estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
The two reporting units to which the EQM's goodwill is recorded are (i) Rice Retained Midstream, which comprises the Ohio gathering assets acquired in the Rice Merger and (ii) RMP PA Gas Gathering, which comprises the Pennsylvania gathering assets acquired the Rice Merger. Rice Retained Midstream and RMP PA Gas Gathering earn a substantial portion of their revenues from volumetric-based fees, which are sensitive to changes in their customers' development plans.
Following the third quarter of 2018 and prior to the Separation, EQM identified impairment indicators in the form of production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units that could reduce volumetric-based fee revenues of those reporting units. In estimating the fair value of its reporting units, EQM used a combination of the income approach and the market approach. EQM used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. EQM used the market approach’s comparable company method and reference transaction method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
For the year ended December 31, 2018, EQM determined that the fair value of the Rice Retained Midstream reporting unit was greater than its carrying value; however, the carrying value of the RMP PA Gas Gathering reporting unit exceeded its fair value. As a result, EQM recognized impairment of goodwill of approximately $261.9 million. As of December 31, 2018, EQM’s goodwill balance was reduced to approximately $1.1 billion.
Investment in Unconsolidated Entity: EQM reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value may have declined in value. The impairment review involves comparing the investment's carrying value to its estimated fair value. If the carrying value exceeds the estimated fair value, EQM estimates and recognizes an impairment loss equal to the difference between the investment's carrying value and fair value.
Preferred Interest. EQT Energy Supply, LLC, a subsidiary of EQT (EES), generates revenue by providing services to a local distribution company. Upon EQM's acquisition of the preferred interest in EES (the Preferred Interest) in April 2015 and through October 2016, the Preferred Interest was treated as a cost method investment for accounting purposes. In October 2016, the EES operating agreement was amended to provide for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034. As a result of the amendment, EQM's investment in EES converted from a cost method investment to a note receivable effective October 1, 2016. The change did not affect the carrying value of the instrument but did affect the financial statement classification and presentation of distributions from EES. Distributions from EES received prior to the amendment were included in other income in EQM's statements of consolidated operations; distributions received after the amendment are recorded partly as a reduction to the Preferred Interest and partly as interest income, which is included in net interest expense in EQM's statements of consolidated comprehensive income.
Unamortized Debt Discount and Issuance Costs. EQM amortizes debt discounts and issuance costs over the term of the related borrowing. Costs incurred from the issuance and extension of revolving credit facilities, including EQM's $3 Billion Facility

(defined in Note 10) are presented in other assets in the consolidated balance sheets. Debt discounts and issuance costs for all other debt instruments are presented as a reduction to debt in the consolidated balance sheets.
Gas Imbalances: Gas imbalances occur when the actual amount of gas delivered from a pipeline system or storage facility varies from the amount of gas scheduled for delivery. EQM values gas imbalances due to/from shippers and operators at current index prices. Gas imbalances are settled in-kind, subject to the terms of the FERC tariffs. As of December 31, 2018 and 2017, gas imbalance receivables of $3.3 million and $5.2 million, respectively, were presented in other current assets, with offsetting amounts recorded to system gas, a component of property, plant and equipment, in the consolidated balance sheets. EQM classifies gas imbalances as current because they are expected to settle within one year.
Asset Retirement Obligations (AROs): As a result of the EQM-RMP Merger, EQM has AROs related to its water system and to one of its compression stations, for which EQM recorded an associated liability and capitalized a corresponding amount to asset retirement costs. The liability relates to the expected future obligation to dismantle, reclaim and dispose of these assets and was estimated using the present value of expected future cash flows, adjusted for inflation and discounted at EQM's credit-adjusted, risk-free rate. The AROs are recorded in regulatory and other long-term liabilities in the consolidated balance sheets.
The following table presents a reconciliation of the beginning and ending carrying amounts of EQM's AROs.

	December 31,
	2018	2017
	(Thousands)
AROs at beginning of period	$9,321	$—
Liabilities assumed at Rice Merger	—	9,286
Liabilities incurred	231	—
Revisions to estimated liabilities (a)	1,928	—
Accretion expense	455	35
AROs at end of period	$11,935	$9,321

(a)	Revisions to estimated liabilities reflect changes in retirement cost assumptions and to the estimated timing of liability settlement.
EQM is not legally or contractually obligated to restore or dismantle its transmission and storage systems. EQM is legally required to operate and maintain these assets and intends to do so as long as supply and demand for natural gas exists, which EQM expects to continue into the foreseeable future. Therefore, EQM did not have any asset retirement obligations related to its transmission and storage assets as of December 31, 2018 and 2017.
Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded when the loss is probable and the amount of loss can be reasonably estimated. EQM considers many factors when making such assessments, including historical knowledge and matter specifics. Estimates are developed through consultation with legal counsel and analysis of the potential results. See Note 14.
Regulatory Accounting: EQM's regulated operations consist of interstate pipeline, intrastate gathering and storage operations subject to regulation by the FERC. Through the rate-setting process, rate regulation allows EQM to recover the costs of providing regulated services plus an allowed return on invested capital. Regulatory accounting allows EQM to defer expenses and income to its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process for a period other than the period that they would be reflected in a non-regulated entity's statements of comprehensive income. Regulatory assets and liabilities are recognized in EQM's statements of operations in the period that the underlying expenses and income are reflected in the rates charged to shippers and operators. EQM expects to continue to be subject to rate regulation that will provide for the recovery of deferred costs. See Note 11.
The following tables present the total regulated operating revenues and expenses and the regulated property, plant and equipment of EQM.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Operating revenues	$393,911	$383,309	$343,978
Operating expenses	$140,832	$143,614	$114,978

	As of December 31,
	2018	2017
	(Thousands)
Property, plant and equipment	$1,900,411	$1,787,656
Accumulated depreciation	(317,988)	(278,756)
Net property, plant and equipment	$1,582,423	$1,508,900

Revenue Recognition: See Note 3.
AFUDC: EQM capitalizes the carrying costs of financing the construction of certain long-lived, regulated assets. Such costs are amortized over the asset's estimated useful life and include interest costs (the debt component of AFUDC) and equity costs (the equity component of AFUDC). The debt component of AFUDC is recorded as a reduction to net interest expense in the statements of consolidated operations, and the equity component of AFUDC is recorded in other income in the statements of consolidated operations. The debt component of AFUDC for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.8 million and $2.4 million, respectively, and the equity component of AFUDC for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $5.1 million and $19.4 million, respectively.
Equity-Based Compensation: EQM awarded share-based compensation in connection with the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan. The EQM share-based awards are paid in EQM common units; as such, EQM treats the awards as equity awards. The awards are recorded at fair value based on the published market price on the grant date. See Note 9.
Net Income per Limited Partner Unit: Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner units outstanding during the period. EQM's net income is allocated to the general partner and limited partners in accordance with their respective ownership percentages. Any common units issued during the period are included on a monthly weighted-average basis for the periods in which they were outstanding. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the long-term incentive plan, were exercised, settled or converted into EQM common units. When it is determined that potential common units resulting from an award subject to performance or market conditions should be included in the diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method. Net income attributable to the October 2016 Acquisition, the Drop-Down Transaction and the EQM-RMP Merger for the periods prior to October 1, 2016, May 1, 2018 and July 23, 2018, respectively, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the unitholders.
The phantom units granted to the independent directors of the EQM General Partner will be paid in common units upon a director's termination of service on the EQM General Partner's Board of Directors. As there are no remaining service, performance or market conditions related to these awards, 19,249, 20,959 and 17,196 phantom unit awards were included in the calculation of basic and diluted weighted average limited partner units outstanding for the years ended December 31, 2018, 2017 and 2016, respectively. Potentially dilutive securities included in the calculation of diluted weighted average limited partner units outstanding totaled zero, zero and 20,548 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Recently Issued Accounting Standards:
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration the entity expects in exchange for those goods or services. EQM adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the standard did not require an adjustment to the opening balance of equity. EQM has implemented processes and controls to review new contracts for appropriate accounting treatment in the context of the standard and to generate disclosures required under the standard. For the disclosures required by the standard, see Note 3.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The standard primarily affects the accounting for equity investments, the accounting for financial liabilities measured under the fair value option and the presentation and disclosure of financial instruments and eliminates the cost method of accounting for equity investments. EQM adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB targeted improvements to ASU 2016-02 through its issuance of ASU No. 2018-11. This update provides entities with an optional transition method, which permits an entity to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The standard also allows for election of transition practical expedients.
EQM adopted the standards on January 1, 2019 using the optional transition method of adoption. Adoption of the standards did not require an adjustment to the opening balance of equity.
For leases with commencement dates prior to the effective date, EQM elected to apply the package of practical expedients that state (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. EQM elected not to use hindsight in determining the lease term. Additionally, EQM elected not to assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are or contain a lease under Topic 840.
The quantitative impacts of the standards are dependent on the leases in force at the time of reporting. As a result, the evaluation of the effect of the standards on the results of operations and liquidity will extend over future periods. However, EQM does not expect the standards to have a significant effect on its results of operations or liquidity in 2019. On January 1, 2019, EQM recognized a right-of-use asset and corresponding lease liability of approximately $3 million on its consolidated balance sheet related to its facilities and compressor operating leases. EQM has no capital leases.
Additional disclosures will be required to describe the nature, maturity and amount of EQM's lease liabilities, including the significant assumptions and judgments required to value its lease liabilities, and the accounting policy elections taken. EQM is using a lease accounting system to document its current population of contracts classified as leases, which will be updated as EQM's lease population changes. EQM is implementing processes and controls to review new lease contracts for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards, which EQM expects to disclose in its Quarterly Report on Form 10-Q for the first quarter of 2019.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses on assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold and, in its place, requires entities to recognize the current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. EQM is currently evaluating the effect this standard will have on its financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test of Goodwill Impairment. The standard simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill. Instead, an entity would record an impairment charge based on the excess of a reporting unit's carrying value over its fair value. EQM adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. EQM is currently evaluating the effect this standard will have on its financial statements and related disclosures but does not expect the adoption of this standard to have a material effect on its financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other: Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. EQM early-adopted the standard using the prospective method of adoption on January 1, 2019. EQM does not expect the adoption of this standard to have a significant effect on its financial statements.
2.     Acquisitions and Mergers
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
Drop-Down Transaction
On April 25, 2018, EQT, Rice Midstream Holdings LLC (Rice Midstream Holdings), a wholly owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, entered into a Contribution and Sale Agreement pursuant to which EQM Gathering acquired from EQT all of EQT's interests in EQM Olympus, Strike Force and EQM WV in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, subject to working capital adjustments. EQM Olympus owns a natural gas gathering system that gathers gas from wells located primarily in Belmont County, Ohio. Strike Force owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream). The Drop-Down Transaction closed on May 22, 2018 with an effective date of May 1, 2018.
As a result of the recast associated with the EQM-RMP Merger and the Drop-Down Transaction, EQM recognized approximately $1,384.9 million of goodwill, all of which was allocated to two reporting units within the Gathering segment. The goodwill value was based on a valuation performed by EQT as of November 13, 2017 with regard to the Rice Merger. EQT recorded goodwill as the excess of the estimated enterprise value of RMP, EQM Olympus, Strike Force and EQM WV over the sum of the fair value amounts allocated to the assets and liabilities of RMP, EQM Olympus, Strike Force and EQM WV. Goodwill was attributed to additional growth opportunities, synergies and operating leverage within the Gathering segment. Prior to the recast, EQM had no goodwill.
Following EQT's initial valuation, certain estimates used in the purchase price allocation were updated. The net impact of these measurement period adjustments increased goodwill by approximately $0.9 million. The purchase price allocation was finalized and the measurement period adjustments were recorded as current period adjustments. The following table summarizes the allocation of the fair value of the assets and liabilities of RMP, EQM Olympus, Strike Force and EQM WV as of November 13, 2017 through pushdown accounting from EQT, as well as certain measurement period adjustments made subsequent to EQT's initial valuation.

Goodwill and Purchase Price Allocation
(Thousands)
Estimated fair value of RMP, EQM Olympus, Strike Force and EQM WV (a)	$4,014,984

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets (b)	132,459
Intangible assets (c)	623,200
Property and equipment, net (d)	2,265,900
Other non-current assets	118
Current liabilities (b)	(117,124)
RMP $850 Million Facility (e)	(266,000)
Other non-current liabilities (e)	(9,323)
Total estimated fair value of assets acquired and liabilities assumed	2,629,230
Goodwill as of November 13, 2017(f)	1,385,754
Impairment of goodwill	261,941
Goodwill as of December 31, 2018	$1,123,813

(a)	Includes the estimated fair value attributable to noncontrolling interest of $166 million.

(b)	The fair value of current assets and current liabilities were assumed to approximate their carrying values.

(c)
The identifiable intangible assets for customer relationships were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions.

(d)	The estimated fair value of long-lived property and equipment were determined utilizing estimated replacement cost adjusted for a usage or obsolescence factor.

(e)	The estimated fair value of long-term liabilities was determined utilizing observable market inputs where available or estimated based on their then current carrying values.

(f)	Reflected the value of perceived growth opportunities, synergies and operating leverage anticipated through the acquisition and ownership of the acquired gathering assets as of November 13, 2017.
As discussed in Note 1, as a result of EQM's annual impairment assessment, EQM recorded a $261.9 million impairment of goodwill. As of December 31, 2018, EQM’s goodwill balance was reduced to approximately $1.1 billion.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents EQM's results as though the Rice Merger had been completed at January 1, 2016. The pro forma financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rice Merger taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.

	Years Ended December 31,
	2017	2016
	(Thousands)
Pro forma operating revenues	$1,264,704	$997,829
Pro forma net income	781,273	591,616
Pro forma net income (loss) attributable to noncontrolling interests	8,144	(4,588)
Pro forma net income attributable to EQM	773,129	596,204
The Gulfport Transaction
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
October 2016 Acquisition

On October 13, 2016, EQM entered into a Purchase and Sale Agreement with EQT pursuant to which EQM acquired from EQT 100% of the outstanding limited liability company interests of AVC and Rager as well as the Gathering Assets. The closing occurred on October 13, 2016 and was effective as of October 1, 2016. The total cash consideration of $275 million was funded by borrowings under EQM's credit facility.
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
RMP and the entities part of the Drop-Down Transaction and the October 2016 Acquisition were businesses and the related acquisitions were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of these entities at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT's net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in equity. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. EQM recast its consolidated financial statements to retrospectively reflect the EQM-RMP Merger, the Drop-Down Transaction and the October 2016 Acquisition for the periods the acquired businesses were under the common control of EQT; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned them during the periods reported.

3.	Revenue from Contracts with Customers
As discussed in Note 1, EQM adopted ASU No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method of adoption. EQM applied the standard to all open contracts as of the date of initial application. Adoption of the standard did not require an adjustment to the opening balance of equity and did not materially change the amount or timing of EQM's revenues.
For the years ended December 31, 2018, 2017 and 2016, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of December 31, 2018 and 2017, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Gathering, Transmission and Storage Service Contracts. EQM provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service is provided under firm contracts, which are contracts for gathering, transmission or storage services that generally obligate the customer to pay a fixed, monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month. Volumetric-based fees can also be charged under firm contracts for each firm volume transported, gathered or stored as well as for volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short or long-term. Firm and interruptible contracts are billed at the end of each calendar month, with payment typically due within 21 days.
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

Water Service Contracts. Water service revenues represent fees charged by EQM for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. All of EQM's water service revenues are generated under variable price per volume contracts. For fresh water service contracts, the only performance obligation in each contract is for EQM to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposition of the water, which typically occur within the same day. Water service contracts are billed on a monthly basis, with payment typically due within 21 days.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Year Ended December 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$447,360	$356,725	$—	$804,085
Volumetric-based fee revenues	549,710	30,076	—	579,786
Water service revenues	—	—	111,227	111,227
Total operating revenues	$997,070	$386,801	$111,227	$1,495,098

	Year Ended December 31, 2017
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$407,355	$348,193	$—	$755,548
Volumetric-based fee revenues	102,612	23,793	—	126,405
Water service revenues	—	—	13,605	13,605
Total operating revenues	$509,967	$371,986	$13,605	$895,558

	Year Ended December 31, 2016
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$339,237	$277,816	$—	$617,053
Volumetric-based fee revenues	58,257	56,962	—	115,219
Water service revenues	—	—	—	—
Total operating revenues	$397,494	$334,778	$—	$732,272
Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of December 31, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$476,709	$552,636	$562,635	$562,635	$562,635	$2,273,123	$4,990,373
Gathering revenues supported by MVCs	65,700	71,370	71,175	71,175	71,175	65,700	416,295
Transmission firm reservation fees	351,028	343,984	340,218	335,137	295,243	2,178,736	3,844,346
Total	$893,437	$967,990	$974,028	$968,947	$929,053	$4,517,559	$9,251,014
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of December 31, 2018.
4.    Equity
The following table summarizes EQM's common and general partner units issued and outstanding during the three years ended December 31, 2018.

	Limited Partner	General
	Common Units	Partner Units	Total
Balance at January 1, 2016	77,520,181	1,443,015	78,963,196
2014 EQM VDA issuance	19,796	—	19,796
EQM Total Return Program issuance	92,472	—	92,472
$750 Million At the Market Program(a)	2,949,309	—	2,949,309
Balance at December 31, 2016 and 2017(b)	80,581,758	1,443,015	82,024,773
Common units issued(c)	10,821	—	10,821
Drop-Down Transaction consideration(d)	5,889,282	—	5,889,282
Common units issued with the EQM-RMP Merger(e)	33,975,777	—	33,975,777
Balance at December 31, 2018	120,457,638	1,443,015	121,900,653

(a)
During the third quarter of 2015, EQM entered into an equity distribution agreement that established an ATM common unit offering program, pursuant to which a group of managers acting as EQM's sales agents could sell EQM common units having an aggregate offering price of up to $750 million (the $750 million ATM Program). The price per unit represents an average price for all issuances under the $750 million ATM Program in 2016. The underwriters' discount and other offering expenses in the table above include commissions of approximately $2.2 million. EQM used the net proceeds for general partnership purposes. The $750 million ATM program expired in the third quarter of 2018.

(b)	There were no issuances in 2017.

(c)	Units issued upon the resignation of a member of EQM General Partner's Board of Directors.

(d)
In May 2018, EQM completed the Drop-Down Transaction in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, subject to working capital adjustments. See Note 2 for further information.

(e)
In July 2018, EQM completed the EQM-RMP Merger. The aggregate Merger Consideration consisted of approximately 34 million EQM common units of which 9,544,530 EQM common units were received by an indirect wholly owned subsidiary of EQT. See Note 2 for further information.

EQM issued 19,796 common units under the 2014 EQM Value Driver Award Program (2014 EQM VDA) in February 2016 as discussed in Note 9. EQM issued 92,472 common units under the EQM Total Return Program in February 2016 as discussed in Note 9.
As of December 31, 2018, EQGP and its subsidiaries owned 21,811,643 EQM common units, representing a 17.9% limited partner interest, 1,443,015 EQM general partner units, representing a 1.2% general partner interest, and all of the IDRs in EQM. As of December 31, 2018, Equitrans Midstream also beneficially owned 15,433,812 EQM common units, representing a 12.7% limited partner interest in EQM, 100% of the non-economic general partner interest in the general partner of EQGP and a 96.1% limited partner interest in EQGP.
5.     Financial Information by Business Segment
EQM reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. Refer to Note 1 for discussion on business segments.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Revenues from external customers (including affiliates):
Gathering	$997,070	$509,967	$397,494
Transmission	386,801	371,986	334,778
Water	111,227	13,605	—
Total operating revenues	$1,495,098	$895,558	$732,272
Operating income:
Gathering (a)	$423,407	$369,093	$289,643
Transmission	265,579	247,467	238,213
Water	37,667	4,145	—
Total operating income	$726,653	$620,705	$527,856

Reconciliation of operating income to net income:
Equity income(b)	61,778	22,171	9,898
Other income	5,011	4,439	27,113
Net interest expense	122,094	36,955	16,766
Income tax expense	—	—	10,147
Net income	$671,348	$610,360	$537,954

(a)	Impairment of goodwill of $261.9 million was included in Gathering operating income for 2018. See Note 1 for further information.

(b)	Equity income is included in the Transmission segment.

	As of December 31,
	2018	2017	2016
	(Thousands)
Segment assets:
Gathering	$6,011,654	$5,656,094	$1,292,713
Transmission(a)	3,066,659	1,947,566	1,413,631
Water	237,602	208,273	—
Total operating segments	9,315,915	7,811,933	2,706,344
Headquarters, including cash	140,206	186,902	369,496
Total assets	$9,456,121	$7,998,835	$3,075,840

(a)
For the year ended December 31, 2018, the equity investment in the MVP Joint Venture is included in the Transmission segment. For the years ended December 31, 2017 and 2016, the equity investment in the MVP Joint Venture was included in the headquarters segment. The prior period amounts have been recast to conform to current presentation.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Depreciation:
Gathering	$98,678	$44,957	$30,422
Transmission	49,723	58,689	32,269
Water	23,513	3,515	—
Total	$171,914	$107,161	$62,691
Expenditures for segment assets:
Gathering	$717,251	$254,522	$295,315
Transmission	114,450	111,102	292,049
Water	23,537	6,233	—
Total (a)	$855,238	$371,857	$587,364

(a)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $108.9 million, $90.7 million, $26.7 million and $24.1 million at December 31, 2018, 2017, 2016 and 2015, respectively. On November 13, 2017, as a result of the Rice Merger, EQM assumed $72.3 million of Rice Midstream Holdings accrued capital expenditures.

6.    Related Party Transactions
Related Party Transactions with EQT. EQT remains a related party following the Separation due to its 19.9% ownership interest in Equitrans Midstream. In the ordinary course of business, EQM engaged, and continues to engage, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
Omnibus Agreement with EQT. On July 2, 2012, EQM, the EQM General Partner and EQT entered into an omnibus agreement (the EQT Omnibus Agreement). Pursuant to the EQT Omnibus Agreement, EQT agreed to provide EQM with a license to use the name "EQT" and related marks in connection with EQM's business. EQM was allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT for the benefit of EQM. The omnibus agreement also provided for certain indemnification and reimbursement obligations between EQT and EQM. On November 12, 2018, EQT terminated the EQT Omnibus Agreement and entered into the Amended and Restated Omnibus Agreement dated November 13, 2018 among EQT, EQM and the EQM General Partner (the Amended and Restated EQT Omnibus Agreement) to memorialize certain indemnification obligations of EQT and EQM, which remain in effect following the termination.
RMP Omnibus Agreement with EQT. In connection with the completion of the Rice Merger, RMP, EQT and other affiliates entered into an amended and restated omnibus agreement (the Amended RMP Omnibus Agreement). Pursuant to the Amended RMP Omnibus Agreement, EQT performed centralized corporate general and administrative services for RMP. In exchange, RMP reimbursed EQT for the expenses incurred by EQT in providing those services. Following the completion of the EQM-RMP Merger, RMP reimbursed EQT for the expenses incurred by EQT providing services to RMP and its subsidiaries under EQM's omnibus agreement with EQT. On November 12, 2018, EQT terminated the Amended RMP Omnibus Agreement. Certain indemnification obligations of EQT and RMP remain in effect following the termination.
Omnibus Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM and the EQM General Partner entered into an omnibus agreement (the ETRN Omnibus Agreement). Pursuant to the ETRN Omnibus Agreement, EQM agreed to provide Equitrans Midstream with a license for to use the name "Equitrans" and related marks in connection with Equitrans Midstream's business. EQM is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by Equitrans Midstream and certain of its affiliates for the benefit of EQM.
Operation and Management Services Agreement. EQM had an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, pursuant to which EQT Gathering provided EQM's pipelines and storage facilities with certain operational and management services. EQM reimbursed EQT Gathering for such services pursuant to the terms of the EQT Omnibus Agreement. The operation and management services agreement was replaced in its entirety by a secondment agreement with EQT (discussed below).
Secondment Agreement with EQT. On December 7, 2017, EQT, EQT Gathering, Equitrans, L.P. (Equitrans), EQM and the EQM General Partner entered a Secondment Agreement (the EQT Secondment Agreement), pursuant to which available employees of EQT and its affiliates could be seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM or its subsidiaries. EQM reimbursed EQT and its affiliates for the services provided by the seconded employees pursuant to the Secondment Agreement. On November 12, 2018, EQT terminated the secondment agreement.
Secondment Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM, and the EQM General Partner entered into a Secondment Agreement (the ETRN Secondment Agreement), pursuant to which available employees of Equitrans Midstream and its affiliates may be seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM or its subsidiaries. The ETRN Secondment Agreement replaced the aforementioned EQT Secondment Agreement.
The following table summarizes the amounts and categories of expenses for which EQM was obligated to reimburse EQT pursuant to the EQT Omnibus Agreement, the EQT Secondment Agreement and the Operation and Management Services Agreement, as applicable, and the amounts and categories of obligations for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the EQT Omnibus Agreement and the Amended and Restated EQT Omnibus Agreement, as applicable, for the years ended December 31, 2018, 2017 and 2016. In addition, the table below summarizes the amounts and categories of expenses for which EQM was obligated to reimburse Equitrans Midstream pursuant to the ETRN Omnibus Agreement and the ETRN Secondment Agreement, as applicable, for the year ended December 31, 2018.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Reimbursements to EQT
Operating and maintenance expense (a)	$49,778	$39,957	$33,526
Selling, general and administrative expense (a)	$81,725	$67,424	$63,255

Reimbursements to Equitrans Midstream
Operating and maintenance expense (a)	$—	$—	$—
Selling, general and administrative expense (a)	$16,335	$—	$—

Reimbursements from EQT (b)
Plugging and abandonment	$—	$4	$195
Bare steel replacement	$3,866	$15,704	$—
Other capital reimbursements	$—	$—	$162

(a)
The expenses for which EQM reimbursed EQT and its subsidiaries in the Predecessor Period and Equitrans Midstream and its subsidiaries in the Successor Period may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis, and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the October 2016 Acquisition, the Drop-Down Transaction and the EQM-RMP Merger as these amounts do not represent reimbursements pursuant to any omnibus agreement.

(b)	These reimbursements were recorded as capital contributions from EQT. There were no reimbursements from Equitrans Midstream in the Successor period.
Summary of Related Party Transactions. The following table summarizes related party transactions for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
Operating revenues (a)	$1,111,289	$665,939	$551,353
Operating and maintenance expense (b)	49,778	40,204	34,179
Selling, general and administrative expense (b)	98,060	72,592	67,345
Transaction costs (c)	7,761	—	—
Equity income	61,778	22,171	9,898
Other income from Preferred Interest	—	—	8,293
Interest income on Preferred Interest (see Note 1)	6,578	6,818	1,740
Principal payments received on Preferred Interest (see Note 1)	4,406	4,166	1,024
Distributions to EQM General Partner (d)	361,575	235,167	169,438
Capital contributions from EQT	3,866	15,463	602
Net contributions from/(distributions to) EQT	$3,001	$29,711	$20,234

(a)	2018 operating revenues represents revenues with EQT for all years presented.

(b)
The expenses for which EQM reimbursed EQT and its subsidiaries in the Predecessor period and Equitrans Midstream and its subsidiaries in the Successor period may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis, and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the October 2016 Acquisition, the Drop-Down Transaction and the EQM-RMP Merger as these amounts do not represent reimbursements pursuant to the omnibus agreement.

(c)	For the year ended December 31, 2018, EQT allocated $7.8 million in transaction costs to EQM related to the EQM-RMP Merger and the Drop-Down Transaction.

(d)
The distributions to the EQM General Partner are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2018, total distributions to the EQM General Partner included the cash distribution declared on January 16, 2019 related to the fourth quarter of 2018 of $1.13 per common unit and the amounts related to its general partner interest and IDRs.

The following table summarizes related party balances as of December 31, 2018 and 2017.

	As of December 31,
	2018	2017
	(Thousands)
Accounts receivable – related party	$174,767	$158,720
Due to related party	78,465	33,919
Investment in unconsolidated entity	1,510,289	460,546
Preferred Interest in EES (see Note 1 and Note 7)	$114,720	$119,127
See also Note 2, Note 4, Note 7, Note 8, Note 9, Note 10, Note 13 and Note 15 for further discussion of related party transactions.
7.    Investment in Unconsolidated Entity
Investment in the MVP Joint Venture
In 2015, EQM assumed EQT's interest in MVP Holdco LLC (MVP Holdco), an indirect, wholly-owned subsidiary of EQM, which holds EQM's interest in the Mountain Valley Pipeline (the MVP). In January 2016, EQM sold an 8.5% ownership interest in the MVP. The sales of interests in the MVP were for consideration that represented the proportional amount of capital contributions made to the joint venture as of the transaction date.
As of December 31, 2018, EQM is the operator of the MVP and owned a 45.5% interest in the MVP. The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary of the MVP Joint Venture because it does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. In the fourth quarter of 2018, EQM assumed a portion of Con Edison's ownership interest and purchased a portion of PSNC Energy's ownership interest in the MVP Southgate project for $11.3 million. As a result of these transactions, EQM's ownership interest increased from 32.7% to 47.2%. As of December 31, 2018, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% ownership interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter 2020.
In November 2018, the MVP Joint Venture issued a capital call notice for the funding of the MVP to MVP Holdco for $167.4 million, of which $143.0 million was paid in January 2019 and $24.4 million is expected to be paid in March 2019. In addition, in December 2018, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $1.8 million, all of which is expected to be paid in March 2019. The capital contribution payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of December 31, 2018.
The interests in MVP and MVP Southgate are equity method investments for accounting purposes because EQM has the ability to exercise significant influence over the MVP Joint Venture's operating and financial policies. Accordingly, EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for EQM's pro-rata share of MVP Joint Venture earnings.
Equity income, which is primarily related to EQM's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in EQM's statements of consolidated operations.
Pursuant to the MVP Joint Venture's limited liability company agreement, EQM is obligated to issue a performance guarantee in favor of the MVP Joint Venture to provide performance assurances of MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP project. As of December 31, 2018, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1.7 billion, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of December 31, 2018 and amounts that could have become due under EQM's performance guarantees as of that date.
In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the construction budget for the MVP project, which was $261 million at the time of issuance. The amount of the performance guarantee will decrease based on the capital contributions made by MVP Holdco to the MVP Joint Venture.
In addition, in February 2019, EQM issued a performance guarantee of $14 million in favor of the MVP Joint Venture for the MVP Southgate project. Upon the FERC's initial release to begin construction of the MVP Southgate project, EQM's current MVP Southgate performance guarantee will be terminated, and EQM will be obligated to issue a new guarantee in an amount equal to 33% of EQM's proportionate share of the remaining capital obligations for the MVP Southgate project.
The following tables summarize the audited financial statements of the MVP Joint Venture.
Consolidated Balance Sheets

	As of December 31,
	2018	2017
	(Thousands)
Current assets	$687,657	$330,271
Noncurrent assets	3,223,220	747,728
Total assets	$3,910,877	$1,077,999

Current liabilities	$617,355	$65,811
Equity	3,293,522	1,012,188
Total liabilities and equity	$3,910,877	$1,077,999

Statements of Consolidated Operations

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
AFUDC - equity	$91,056	$32,054	$16,315
Net interest income	44,786	16,674	5,206
Net income	$135,842	$48,728	$21,521
8.    Cash Distributions
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
On January 16, 2019, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the fourth quarter of 2018 of $1.13 per common unit. The cash distribution was paid on February 13, 2019 to unitholders of record at the close of business on February 1, 2019. Cash distributions to EQGP were approximately $24.6 million related to its limited partner interest, $2.5 million related to its general partner interest and $72.7 million related to its IDRs.
EQM IDR Transaction. On February 13, 2019, Equitrans Midstream entered into a definitive agreement and plan of merger with the EQM General Partner (the IDR Merger Agreement) and certain related parties, pursuant to which, among other things, Equitrans Midstream will exchange and cancel the IDRs and economic general partner interest in EQM that it holds, indirectly, for (a) 80 million newly-issued EQM common units and 7 million newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and (b) the retention of a non-economic general partner interest in EQM (the EQM IDR Transaction). As a result of the EQM IDR Transaction, (i) EQGP Services, LLC will replace EQM Midstream Services, LLC as the general partner of EQM and (ii) the IDRs and economic general partner interest in EQM will be exchanged and canceled.

The Class B units will become convertible at the holder’s option in three tranches, with 2.5 million becoming convertible on April 1, 2021, 2.5 million becoming convertible on April 1, 2022, and 2 million becoming convertible on April 1, 2023 (each, a Class B unit conversion date). Until the applicable Class B unit conversion date, the Class B units will not be entitled to receive any distributions of available cash. After the applicable Class B unit conversion date, whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash. Furthermore, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM.
The holders of Class B Units will vote together with the holders of EQM’s common units as a single class, except that Class B Units owned by the general partner of EQM and its affiliates will be excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B Units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B Units in relation to other classes of partnership interests in any material respect or as required by law.
The completion of the EQM IDR Transaction is subject to certain conditions, including, among other things: (1) all required filings, consents, approvals, permits and authorizations of any governmental authority in connection with the EQM IDR Transaction having been made or obtained; (2) there being no law or injunction prohibiting the consummation of the EQM IDR Transaction; (3) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (4) compliance by the other party in all material respects with its covenants; and (5) the receipt by EQM and EQGP of certain opinions covering matters described in the partnership agreements of EQM and EQGP and in the IDR Merger Agreement with respect to the EQM IDR Transaction. The EQM IDR Transaction will be accomplished by merging a subsidiary of EQM with and into EQGP, with EQGP surviving as a wholly-owned subsidiary of EQM. EQM expects the EQM IDR Transaction to close in February 2019.
After giving effect to the EQM IDR Transaction, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a subsidiary of Equitrans Midstream, will hold 89,505,616, 89,536 and 27,650,303 of EQM’s common units, respectively, representing an aggregate 56.5% limited partner interest in EQM. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH will hold 6,153,907, 6,155 and 839,938 of Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM. In total, Equitrans Midstream expects to own, directly or indirectly, a 59.9% limited partner interest in EQM that consists of 117,245,455 EQM common units and 7,000,000 Class B units.
9.    Equity-Based Compensation Plan
EQM Phantom Units. The EQM General Partner has granted phantom unit awards to certain non-employee directors of the EQM General Partner. The EQM phantom units vest upon grant, and the value of the EQM phantom units are paid in EQM common units upon the director's termination of service on the EQM General Partner's Board of Directors.
The EQM phantom units are accounted for as equity awards; as such, EQM recognizes the fair value of the awards on the grant date as share-based compensation expense upon grant. As of December 31, 2018, there were 17,470 EQM phantom units, including accrued distributions, outstanding. EQM granted 5,100, 2,940 and 2,610 EQM phantom units during the years ended December 31, 2018, 2017 and 2016, respectively. The weighted average fair value of the grants, based on EQM's common unit price on the grant date, was $68.66, $76.68 and $75.46 for the years ended December 31, 2018, 2017 and 2016, respectively. EQM recognized share-based compensation expense of $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
RMP Phantom Units. Prior to the EQM-RMP Merger, the RMP General Partner granted phantom unit awards (RMP phantom units) to certain non-employee directors of the RMP General Partner. The RMP phantom units would cliff vest at the end of the requisite service period of approximately one year, and the value of the RMP phantom units were paid in RMP common units upon vesting.

The RMP phantom units were equity awards; as such, RMP recognized the fair value of the awards on the grant date as share-based compensation expense on a straight-line basis over the vesting period. As of July 23, 2018, in connection with the EQM-RMP Merger, the 36,220 RMP phantom units outstanding vested and converted into 12,024 EQM common units based on the exchange ratio of 0.3319. EQM recognized share-based compensation expense of $0.9 million and less than $0.1 million for the year ended December 31, 2018 and for the period from November 13, 2017 through December 31, 2017, respectively.
10.    Debt
The following table presents EQM's outstanding debt as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Principal	Carrying Value (a)	Fair Value (b)	Principal	Carrying Value (a)	Fair Value (b)
	(Thousands)
$3 Billion Facility	$625,000	$625,000	$625,000	$180,000	$180,000	$180,000
RMP $850 Million Facility	—	—	—	286,000	286,000	286,000
4.00% Senior Notes due 2024	500,000	495,708	479,950	500,000	494,939	504,110
4.125% Senior Notes due 2026	500,000	493,264	454,200	500,000	492,413	501,990
4.75% Senior Notes due 2023	1,100,000	1,089,742	1,099,890	—	—	—
5.50% Senior Notes due 2028	850,000	839,302	841,526	—	—	—
6.50% Senior Notes due 2048	550,000	538,623	549,566	—	—	—
Total debt	$4,125,000	$4,081,639	$4,050,132	$1,466,000	$1,453,352	$1,472,100

(a)	Carrying value of the senior notes represents principal amount less unamortized debt issuance costs and debt discounts.

(b)	See Note 1 for a discussion of fair value measurements.
$3 Billion Facility. On October 31, 2018, EQM amended and restated its credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the $3 Billion Facility). The $3 Billion Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the $3 Billion Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The $3 Billion Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the $3 Billion Facility, subject to the satisfaction of certain conditions. Such term loans would be secured by cash and qualifying investment grade securities. EQM's obligations under the revolving portion of the $3 Billion Facility are unsecured.
EQM's debt issuer credit ratings determine the level of fees associated with its $3 Billion Facility and the interest rate charged by the counterparties on amounts borrowed against the lines of credit. EQM's debt credit rating and level of fees and interest rates are inversely related.
Under the terms of the $3 Billion Facility, EQM can obtain Base Rate Loans (as defined in the $3 Billion Facility) or Fixed Period Eurodollar Rate Loans (as defined in the $3 Billion Facility) (Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.125% to 0.875% determined on the basis of EQM's then current credit rating. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the $3 Billion Facility) plus a margin of 1.125% to 1.875% determined on the basis of EQM's then current credit rating. EQM may voluntarily prepay its borrowings, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment of Eurodollar Rate Loans.
The $3 Billion Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions; mergers and fundamental changes; and transactions with affiliates. In addition, the $3 Billion Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the $3 Billion Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).
During the years ended December 31, 2018, 2017 and 2016, the maximum outstanding borrowings under the $3 Billion Facility were $674 million, $260 million and $401 million, respectively, the average daily balances were approximately $230 million, $74 million and $77 million, respectively, and the weighted average annual interest rates were 3.6%, 2.8% and 2.0%, respectively. EQM had $1 million and zero letters of credit outstanding under the $3 Billion Facility as of December 31, 2018 and 2017. For the years ended December 31, 2018, 2017 and 2016, commitment fees of $2.8 million, $1.8 million and $1.6 million, respectively, were paid to maintain credit availability under the credit facility.
364-Day Facility. In the Predecessor period, EQM had a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). Interest accrued on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the revolving credit agreement with the largest aggregate commitment amount to which EQM was then a party, less the sum of (i) the then applicable commitment fee under such agreement and (ii) 10 basis points.
EQM had no borrowings outstanding under the 364-Day Facility as of December 31, 2018 and 2017. There were no borrowings outstanding at any time during the year ended December 31, 2018 on the 364-Day Facility. During the year ended December 31, 2017, the maximum outstanding borrowing under the 364-Day Facility was $100 million, the average daily balance was approximately $23 million and the weighted average annual interest rate was 2.2%. There were no amounts outstanding at any time under the 364-Day Facility in 2016.
On November 12, 2018, in connection with the Separation, EQT terminated the EQM 364-Day Facility.
EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM’s then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the 2018 Senior Notes (defined below), on June 25, 2018, the outstanding balance under the EQM Term Loan Facility was repaid and the EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. Under the EQM Term Loan Facility, from April 25, 2018 through June 25, 2018, the maximum outstanding borrowing was $1,825 million, the average daily balance was approximately $1,231 million, and the weighted average annual interest rate was 3.3%.
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
As of December 31, 2017, Rice Midstream OpCo had $286 million of borrowings and $1 million of letters of credit outstanding under the RMP $850 Million Facility. For the period from January 1, 2018 through July 23, 2018, the maximum amount of RMP's outstanding borrowings under the RMP $850 Million Facility at any time was $375 million and the average daily outstanding balance under the RMP $850 Million Facility was approximately $300 million. Interest was incurred on the RMP $850 Million Facility at weighted average annual interest rates of 3.8% for the period from January 1, 2018 through July 23, 2018, respectively.
In connection with the completion of the EQM-RMP Merger, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated.
2014 Senior Notes. During the third quarter of 2014, EQM issued $500 million aggregate principal amount of 4.00% senior notes due August 1, 2024 (the 4.00% Senior Notes). EQM used the net proceeds from the offering to repay the outstanding borrowings under the EQM Credit Facility and for general partnership purposes. EQM's senior notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
2016 Senior Notes. During the fourth quarter of 2016, EQM issued 4.125% Senior Notes due December 1, 2026 in the aggregate principal amount of $500 million. Net proceeds from the offering were used to repay the outstanding borrowings under the predecessor facility to the $3 Billion Facility at that time and for general partnership purposes. EQM's senior notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
2018 Senior Notes. In June 2018, EQM issued 4.75% senior notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). EQM received net proceeds from the offering of $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the outstanding balances under the EQM Term Loan Facility and the RMP

$850 Million Facility, and the remainder was used for general partnership purposes. The 2018 Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of December 31, 2018, EQM was in compliance with all debt provisions and covenants.
11.    Regulatory Assets and Liabilities
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

	As of December 31,
	2018	2017
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$12,232	$13,076
Other recoverable costs (b)	4,312	4,754
Total regulatory assets	$16,544	$17,830

Regulatory liabilities:
Deferred taxes (a)	$10,119	$10,488
On-going post-retirement benefits other than pensions (c)	10,132	7,724
Other reimbursable costs	1,082	860
Total regulatory liabilities	$21,333	$19,072

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

(b)	Regulatory assets associated with other recoverable costs primarily related to the costs associated with the pension termination discussed in Note 15.

(c)
EQM defers expenses for on-going post-retirement benefits other than pensions which are subject to recovery in approved rates. The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates.

12.    Income Taxes
As a result of its limited partnership structure, EQM is not subject to federal and state income taxes. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by EQM flow through to EQM's unitholders; accordingly, EQM does not record a provision for income taxes.
As discussed in Note 2, the October 2016 Acquisition was a transaction between entities under common control for which the consolidated financial statements of EQM have been retrospectively recast to reflect the combined entities. Accordingly, the income tax effect associated with the operations prior to acquisition are reflected in the consolidated financial statements as it was previously part of EQT's consolidated federal tax return. EQT's consolidated federal income tax was allocated among the group's members on a separate return basis with tax credits allocated to the members generating the credits. During the year ended December 31, 2016, net current and deferred income tax liabilities of approximately $94.0 million were eliminated through equity related to AVC, Rager and the Gathering Assets.

The components of income tax expense for the year ended December 31, 2016 are as follows:

(Thousands)
Current:
Federal	$886
State	487
Subtotal	1,373
Deferred:
Federal	8,302
State	472
Subtotal	8,774
Total	$10,147
Income tax expense for the year ended December 31, 2016 differed from amounts computed at the federal statutory rate of 35% on pre-tax book income from continuing operations as follows:

(Thousands)
Tax at statutory rate	$191,835
Partnership income not subject to income taxes	(182,455)
State income taxes	623
Regulatory assets	132
Other	12
Income tax expense (benefit)	$10,147

Effective tax rate	1.9%
EQM's historical uncertain tax position related to the October 2016 Acquisition was immaterial. EQT has indemnified EQM from and against any losses suffered or incurred by EQM and related to or arising out of or in connection with any federal, state or local income tax liabilities attributable to the ownership or operation of EQM's assets prior to the acquisition of such assets from EQT. Therefore, EQM does not anticipate any future liabilities arising from the historical deferred tax liabilities.
13.    Concentrations of Credit Risk
For the years ended December 31, 2018, 2017 and 2016, EQT accounted for approximately 74%, 74% and 75%, respectively, of EQM's total revenues across all of its operating segments. Additionally, for the years ended December 31, 2018, 2017 and 2016, PNG Companies LLC and its affiliates accounted for approximately 7%, 11% and 12%, respectively, of EQM's total revenues.
As of December 31, 2018 and 2017, approximately 51% and 39%, respectively, of the accounts receivable balances represented amounts due from marketers excluding EQT. To manage the credit risk related to transactions with marketers, EQM engages with only those that meet specified criteria for credit and liquidity strength and actively monitors accounts with marketers. In connection with its assessment of marketer credit and liquidity strength, EQM may request a letter of credit, guarantee, performance bond or other credit enhancement. EQM did not experience significant defaults on accounts receivable during the years ended December 31, 2018, 2017 and 2016.
14.    Commitments and Contingencies

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against EQM will not materially affect its business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to EQM unitholders, including Equitrans Midstream.
EQM is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and, in certain instances, can result in assessment of fines. EQM has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to ensure compliance with regulatory requirements. The estimated costs associated with identified situations requiring remedial action are accrued; however, when recoverable through future regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental laws and regulations, including investments in facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on EQM's business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to EQM's unitholders. EQM has identified situations that require remedial action for which approximately $2.1 million is included in other liabilities and credits in the consolidated balance sheets as of December 31, 2018.
EQM has a water system expansion and supply agreement with Southwestern Pennsylvania Water Authority (SPWA) (SPWA Agreement), pursuant to which EQM agreed to fund and assist SPWA in its construction and expansion of a water supply system that serves parts of Greene, Fayette and Washington Counties in Pennsylvania. In exchange, SPWA granted EQM preferred rights to water volumes supplied through the system for use in EQM's business. EQM is also entitled to a surcharge of $3.50 per 1,000 gallons of water sold assessed by SPWA against customers that use the system. All facilities and improvements that are constructed pursuant to the SPWA Agreement are the property of SPWA. To date, EQM authorized expenditures of approximately $29.5 million and funded expenditures of $13.4 million and $11.7 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, EQM had a remaining commitment of approximately $0.8 million associated with these authorizations.
See Note 7 for discussion of the MVP Joint Venture guarantees.
15.    Post-retirement Benefit Plans
Prior to the Separation, employees of EQT operated EQM's assets. EQT charged EQM for the payroll and benefit costs associated with these individuals and for retirees of Equitrans, the owner of EQM's FERC-regulated transmission, storage and gathering systems. Post-Separation, employees of Equitrans Midstream operate EQM's assets. Equitrans Midstream charges EQM for the payroll and benefit costs associated with these individuals and for the retirees of Equitrans. Equitrans Midstream carries obligations for employee-related benefits in its financial statements.
In 2014, EQT terminated the Retirement Plan. Prior to its termination, the retirees of Equitrans participated in the Retirement Plan. On March 2, 2016, the IRS issued a favorable determination letter for the termination of the Retirement Plan. On June 28, 2016, EQT purchased annuities from, and transferred the Retirement Plan assets and liabilities to, American General Life Insurance Company. In the third quarter of 2016, EQM reimbursed EQT $5.2 million for its proportionate share of the funding related to the retirees of Equitrans. The settlement charge is expected to be recoverable in FERC-approved rates and, thus, was recorded as a regulatory asset that will be amortized for rate recovery purposes over a period of 16 years. Excluding the Retirement Plan termination settlement described above, for the year ended December 31, 2016, EQM reimbursed EQT $1.9 million for the funding of the Retirement Plan and was allocated expenses associated with the Retirement Plan of $0.1 million.
In the Predecessor period, EQM contributed to a defined contribution plan sponsored by EQT. The contribution amount was equal to a percentage of allocated base salary and EQM was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 6. In the Successor period, Equitrans Midstream is the plan sponsor to EQM's defined contribution plan.
EQM recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in FERC-approved rates. Expenses recognized by EQM for ongoing post-retirement benefits other than pensions were approximately $1.2 million for each year ended December 2018, 2017 and 2016.

16.    Interim Financial Information (Unaudited)
The following quarterly summary of operating results for the years ended December 31, 2018 and 2017 reflects variations due to the seasonal nature of the transmission and storage business.

	Three Months Ended
	March 31	June 30	September 30	December 31(c)
	(Thousands, except per unit amounts)
2018 (a)
Operating revenues	$371,026	$374,697	$364,584	$384,791
Operating income (loss)	265,798	245,868	233,500	(18,513)
Net income (loss)	262,843	234,685	209,927	(36,107)
Net income (loss) attributable to EQM	$260,350	$233,832	$209,927	$(36,107)
Net income (loss) per limited partner unit: (b)
Basic and diluted	$1.61	$1.09	$1.14	$(0.90)
2017 (a)
Operating revenues	$203,426	$198,966	$207,193	$285,973
Operating income	145,113	141,092	145,506	188,994
Net income	143,196	139,139	142,938	185,087
Net income attributable to EQM	$143,196	$139,139	$142,938	$184,353
Net income per limited partner unit: (b)
Basic and diluted	$1.36	$1.27	$1.28	$1.28

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	Quarterly net income (loss) per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

(c)	During the three months ended December 31, 2018, EQM recognized an impairment to goodwill of $261.9 million. Refer to Note 1 for further information.
17.    Subsequent Events
EQM IDR Transaction. On February 13, 2019, Equitrans Midstream entered into the IDR Merger Agreement pursuant to the EQM IDR Transaction. As a result of the EQM IDR Transaction, (i) EQGP Services, LLC will replace EQM Midstream Services, LLC as the general partner of EQM and (ii) the IDRs and economic general partner interest in EQM will be exchanged and canceled. See Note 8 for further information on the EQM IDR Transaction.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of the EQM General Partner, including the EQM General Partner's Principal Executive Officer and Principal Financial Officer, an evaluation of EQM's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQM General Partner concluded that EQM's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.

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
The management of the EQM General Partner assessed the effectiveness of EQM's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that EQM maintained effective internal control over financial reporting as of December 31, 2018.
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
Item 9B. Other Information
Not Applicable.
PART III
Unless the context otherwise requires, references to “EQM Midstream Partners” or “EQM” refer to EQM Midstream Partners, LP, formerly known as EQT Midstream Partners, LP, and its subsidiaries. EQM’s general partner, EQM Midstream Services, LLC, formerly known as EQT Midstream Services, LLC (the EQM General Partner), is an indirect wholly owned subsidiary of Equitrans Midstream Corporation. Following the completion of the EQM IDR Transaction, EQM’s general partner will be EQGP Services, LLC, formerly known as EQT GP Services, LLC (Post-IDR Transaction EQM General Partner), an indirect wholly owned subsidiary of ETRN. References to “EQT” refer to EQT Corporation and its consolidated subsidiaries, which was the ultimate parent company of EQM and the EQM General Partner prior to the Separation. On January 10, 2019, ETRN acquired the remaining limited partner interests in EQGP Holdings, LP, formerly known as EQT GP Holdings, LP (EQGP), not owned by ETRN and its affiliates (the EQGP Buy-In). Following the EQGP Buy-In, EQGP was a wholly owned subsidiary of ETRN. Prior to the Separation, EQT, and, following the Separation, ETRN owned the general partner interest and a portion of the limited partner interests in EQGP. EQGP owns the 1.2% general partner interest, all of the incentive distribution rights, and a portion of the limited partner interests in EQM. References to “ETRN” or "Equitrans Midstream" refer to Equitrans Midstream Corporation and its consolidated subsidiaries, excluding EQM. For periods prior to consummation of the EQM IDR Transaction, references to the “EQGP General Partner” refer to EQGP Services, LLC, which will be the former general partner of EQGP following the completion of the EQM IDR Transaction.
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of EQM's General Partner
EQM is managed and operated by the directors and officers of the EQM General Partner. Through its ownership and control of the EQM General Partner, Equitrans Midstream appoints the directors of the EQM General Partner. Unitholders are not entitled to elect the directors of the EQM General Partner or directly or indirectly participate in EQM’s management or operations. The Board of Directors of the EQM General Partner (Board) has seven directors, of which three members are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a publicly traded limited partnership like EQM to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.
Executive officers of the EQM General Partner manage the day-to-day affairs of EQM’s business and conduct EQM’s operations. All of the executive officers of the EQM General Partner are employees of Equitrans Midstream and devote such portion of their productive time to EQM’s business and affairs as is required to manage and conduct EQM’s operations. Pursuant to the terms of the omnibus agreement among EQM, the EQM General Partner and Equitrans Midstream, EQM is required to reimburse Equitrans Midstream for (i) allocated expenses of personnel who perform services for EQM’s benefit, and (ii) allocated general and administrative expenses. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence — Agreements with ETRN — Omnibus Agreement.”

The executive officers and directors of the EQM General Partner as of February 14, 2019 are as follows:

Name	Age	Position with EQM Midstream Services, LLC
M.A. Bryson	72	Director (independent)
K.M. Burke	69	Director (independent)
D.M. Charletta	46	Director, Executive Vice President and Chief Operating Officer
R.J. Cooper	57	Director
T.F. Karam	60	Chairman, President and Chief Executive Officer
K.R. Oliver	61	Director, Senior Vice President and Chief Financial Officer
P.D. Swisher	46	Vice President and Chief Accounting Officer
L.E. Washington	51	Director (independent)
Mr. Bryson was appointed as a director of the EQM General Partner in May 2012. He also serves as the Chair of its Audit Committee, a member of its Conflicts Committee and the presiding director of the Board. Mr. Bryson retired in June 2008 as Executive Vice President of The Bank of New York Mellon Corporation, a financial services firm. He obtained such position in July 2007 following the merger of Mellon Financial Corporation and The Bank of New York. Prior to the merger, Mr. Bryson served in various senior management positions over a 33-year career with Mellon Financial Corporation, including his service as Executive Vice President and Chief Financial Officer from December 2001 to June 2007.
Mr. Bryson brings to the Board over three decades of management and financial experience, having served as Treasurer and Chief Financial Officer of a large publicly traded financial institution. In these roles, Mr. Bryson obtained a wealth of experience related to financial statement preparation, auditing and accounting matters, financial markets, financing transactions and investor relations.
In connection with the completion of the EQM IDR Transaction, Mr. Bryson will resign from the Board and be appointed as a director of the Post-IDR Transaction EQM General Partner.
Mr. Burke was appointed as a director of the EQM General Partner in September 2018 and serves as a member of its Audit Committee. In October 2018, Mr. Burke was appointed to the board of ETRN and also serves as the Chair of its Audit Committee. In considering Mr. Burke as a candidate for the Audit Committee of the EQM General Partner, the Board considered and made a determination that Mr. Burke’s service on the audit committees of three other public companies, two of which were EQT and EQGP, would not impair his ability to serve effectively on the Audit Committee of the EQM General Partner. In making this determination the Board considered the then-existing parent-subsidiary relationship and the similarity of the financial statements and underlying assets across EQT, EQGP and EQM, three of the four public companies for which Mr. Burke would serve as an audit committee member. Mr. Burke also served as a director of the EQGP General Partner from September 2018 until the consummation of the EQGP Buy-In, a member of its Audit Committee from September 2018 through November 2018, and as Chair of its Audit Committee from November 2018 through the consummation of the EQGP Buy-In. Mr. Burke served as a director of EQT from January 2012 through the Separation. He has served as a director of Nexeo Solutions, Inc. (chemical and plastics distribution) (Nexeo) since November 2011 and currently serves as the Chair of Nexeo’s Audit Committee.
Mr. Burke brings over three decades of experience focused on the energy industry, primarily oil and gas.  Mr. Burke spent most of his career serving as a partner with Ernst & Young LLP (Big Four accounting firm) (Ernst & Young), retiring from that position in June 2004. At EY, among other leadership positions, he served as National Energy Industry Director and Partner-in-Charge of the Houston Energy Services Group.  He also co-authored the book “Oil and Gas Limited Partnerships:  Accounting, Reporting and Taxation.”  During his years at EY, Mr. Burke served as audit partner for numerous companies in the oil and gas industry.
Mr. Burke also has substantial experience as a director of both public and private companies at which he has served on and chaired a number of committees. In addition to his service on the EQT board of directors, from March 2005 through August 2011, Mr. Burke was a member of the board of directors of Trico Marine Services, Inc. (provider of subsea trenching and marine support vessels and services), serving as the Chairman of its Audit Committee and as a member of its Nominating and Governance Committee. From December 2006 through May 2011, Mr. Burke also served as a director of Pride International, Inc. (offshore drilling contractor) (now part of Ensco plc), where he was the Chairman of its Nominating and Governance Committee and a member of its Audit and Compensation Committees.
In connection with the completion of the EQM IDR Transaction, Mr. Burke will resign from the Board and be appointed as a director of the Post-IDR Transaction EQM General Partner.

Ms. Charletta was appointed as Executive Vice President, Chief Operating Officer and a director of the EQM General Partner in October 2018 and will maintain the same positions with the Post-IDR Transaction EQM General Partner following the completion of the EQM IDR Transaction. Ms. Charletta was appointed Executive Vice President and Chief Operating Officer of ETRN in September 2018. She also has served as the Executive Vice President, Chief Operating Officer and a director of the EQGP General Partner since October 2018. Prior to the Separation, Ms. Charletta served as Senior Vice President of a subsidiary of EQT since February 2003, at which she had principal responsibility for EQT’s midstream engineering and construction operations. Her career has been on both sides of the natural gas industry - first as a production engineer and now as an executive for midstream operations, where the goal is to move as much gas as possible in the safest, most efficient manner.
Ms. Charletta brings to the Board extensive experience in the energy industry combined with a wealth of experience related to the pipeline operations of EQM gained through her career with EQT prior to the Separation, as well as an in depth understanding of EQM’s culture.
Mr. Cooper was appointed as a director of the EQM General Partner in January 2019. Mr. Cooper has served as Senior Vice President, MVP Engineering and Construction for ETRN since September 2018. Prior to the Separation, Mr. Cooper held various roles of increasing responsibility from the time he joined EQT in 2003. In 2014, Mr. Cooper was promoted to Senior Vice President of Midstream Engineering and Construction of EQT Gathering, LLC. He became Senior Vice President of Midstream Engineering, Construction and Land of that EQT subsidiary in late 2016, and assumed the role of Senior Vice President, MVP Engineering and Construction of that subsidiary in 2017, a role he held up to the Separation.
Mr. Cooper brings to the Board over 30 years of engineering, construction and other operational expertise in the energy industry and a deep understanding of the operations and culture of EQM and its affiliates.
In connection with the completion of the EQM IDR Transaction, Mr. Cooper will resign from the Board and be appointed as a director of the Post-IDR Transaction EQM General Partner.
Mr. Karam was appointed as a director and as President and Chief Executive Officer of the EQM General Partner in August 2018 and assumed the role of Chairman of the Board in October 2018 and will maintain the same positions with the Post-IDR Transaction EQM General Partner following the completion of the EQM IDR Transaction. In September 2018, he was appointed President and Chief Executive Officer of ETRN and was appointed to the board of ETRN in November 2018 upon the Separation. Mr. Karam has served as the President and Chief Executive Officer and a director of the EQGP General Partner since August 2018 and assumed the role of chairman of the board in October 2018. He served as Senior Vice President and President, Midstream, of EQT from August 2018 until the Separation in November 2018. Mr. Karam also served on EQT’s board of directors from November 2017 until the Separation.
Mr. Karam brings to the Board extensive business and executive experience. He has been a senior executive and entrepreneur in the midstream energy sector for more than 25 years. He is the founder and served as chairman of Karbon Partners, LLC, which invests in, owns, constructs, and operates midstream energy assets, from April 2017 to August 2018. Mr. Karam previously served as the founder, chairman and chief executive officer of PennTex Midstream Partners, LLC, a publicly traded master limited partnership with operations in North Louisiana and the Permian Basin from 2014 until its sale to Energy Transfer Partners in 2016. Preceding PennTex, he was the founder, chairman and chief executive officer of Laser Midstream Partners, LLC, one of the first independent natural gas gathering systems in the northeast Marcellus Shale, from 2010 until 2012 when it was acquired by Williams Partners. Prior to Laser, Mr. Karam was the president, chief operating officer and director of Southern Union Company, where he led its successful transformation from a large LDC company to one of the largest pipeline companies in the United States at the time.
Prior to Southern Union Company, Mr. Karam was the president and chief executive officer of Pennsylvania Enterprises and PG Energy, a natural gas utility in central and northeastern Pennsylvania until its acquisition by Southern Union Company. Mr. Karam began his professional career in investment banking with Legg Mason Inc. and Thomson McKinnon.
Mr. Oliver was appointed as Senior Vice President, Chief Financial Officer and a director of the EQM General Partner in October 2018 and will maintain the same positions with the Post-IDR Transaction EQM General Partner following the completion of the EQM IDR Transaction. Mr. Oliver was appointed Senior Vice President and Chief Financial Officer for ETRN in September 2018. He also has served as the senior vice president, chief financial officer and a director of the EQGP General Partner since October 2018. Prior to joining Equitrans Midstream, he was Chief Financial Officer for UGI Corporation, which distributes, stores and markets energy products and related service, from October 2012 through May 2018. Mr. Oliver has a well-rounded and in-depth financial background, including more than 10 years as a public company chief financial officer with responsibility for accounting, audit, budgeting, investor relations, tax, treasury, and risk management. With decades of work in the energy sector, he has extensive experience in capital markets and bank financing, restructuring activities, mergers and acquisitions, financial controls and processes, productivity improvements, as well as organizational change.

Mr. Oliver began his professional career as an engineer in 1981 with Motorola, Inc., and in 1987, he made the move to the financial sector, joining Lehman Brothers as an associate working in the Global Power & Energy Group where he managed the firm’s relationships with major power and energy companies. During his 11-year tenure with Lehman, his responsibilities included various investment banking transactions, equity and debt issuances, and mergers & acquisitions advisory; he was promoted to vice president in 1991 and to senior vice president in 1994. In 1998, Mr. Oliver joined TXU Corp as vice president, treasurer, and assistant secretary where he led the successful development and execution of a strategy to restructure the company, rationalize assets, strengthen the balance sheet, and restore investor confidence. He became senior vice president of finance in 2000 and was promoted to executive vice president and chief financial officer in 2004. Mr. Oliver worked as a consultant and senior executive for Hunt Power, L.L.C. from 2006-2008; he then became senior vice president and chief financial officer for Allegheny Energy, Inc. from 2008-2011, during which time he realigned reporting segments, streamlined the investor relations disclosure reporting, and helped to implement several transactions, including the merger with FirstEnergy.
Mr. Oliver brings to the Board extensive public company financial expertise and extensive experience in the energy sector.
Mr. Swisher was appointed as Vice President and Chief Accounting Officer of the EQM General Partner in October 2018 and will maintain the same position with the Post-IDR Transaction EQM General Partner following the completion of the EQM IDR Transaction. Mr. Swisher has served as the Vice President and Chief Accounting Officer of the EQGP General Partner since October 2018. He also has served as Vice President and Chief Accounting Officer of ETRN since the Separation in November 2018. Mr. Swisher joined EQT in 2002 and was appointed as Controller, Shared Services in September 2011, overseeing the shared services accounting function at EQT and its subsidiaries until the time of Separation.  He previously held positions at EQT in Risk and midstream accounting.  Mr. Swisher began his career as an auditor at Arthur Andersen LLP.
Ms. Washington was appointed as a director of the EQM General Partner in February 2013. She also serves as the Chair of its Conflicts Committee and a member of its Audit Committee. Ms. Washington is currently President of the Allegheny County Rehabilitation Corporation (AHRCO), a privately held residential property management company serving Western Pennsylvania. She obtained such position in May 2008. Ms. Washington joined AHRCO in 2001 as Vice President of Development. Prior to joining AHRCO, Ms. Washington was a senior consultant with PricewaterhouseCoopers, LLP.
Ms. Washington’s service as President of a private company provides significant senior management, leadership and financial experience. Ms. Washington utilizes her broad business experience to provide valuable insights with respect to general business and management issues facing EQM.
In connection with the completion of the EQM IDR Transaction, Ms. Washington will resign from the Board and be appointed as a director of the Post-IDR Transaction EQM General Partner.
Meetings of Non-Management Directors and Communications with Directors
At least annually, the independent directors of the EQM General Partner meet in executive session without management participation or participation by non-independent directors. Mr. Bryson, as the Chairman of the Audit Committee, serves as the presiding director for such executive sessions. The presiding director may be contacted by mail or courier service c/o EQM Midstream Services, LLC, 625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania 15222, Attn: Presiding Director or by email at EQMPresidingDirector@equitransmidstream.com.
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
The Audit Committee consists of Messrs. Bryson (Chair) and Burke and Ms. Washington. Each member of the Audit Committee satisfies the independence requirements established by the NYSE and the Exchange Act and is financially literate. Additionally, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. This designation is a disclosure requirement of the SEC related to each Audit Committee member’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon the Audit Committee members any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board. As audit committee financial experts, each member of the Audit Committee also has the accounting or related financial management expertise required by the NYSE rules.
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
Conflicts Committee
The Conflicts Committee consists of Ms. Washington (Chair) and Mr. Bryson. The Conflicts Committee, upon request by the EQM General Partner, determines whether certain transactions, which may be deemed conflicts of interest, are in the best interests of EQM and its unitholders. EQM’s partnership agreement does not require that the EQM General Partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of the EQM General Partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the EQM General Partner or its affiliates other than EQM common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the EQM General Partner or EQM, and must meet the independence standards established by the NYSE and the Exchange Act to serve on the Audit Committee. Any matters approved by the Conflicts Committee in good faith will be deemed to be approved by all of EQM’s partners and not a breach by the EQM General Partner of any duties it may owe EQM or its unitholders. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not subjectively believe that the matter was in the best interests of EQM. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where the EQM General Partner (or any members of the Board including any member of the Conflicts Committee) reasonably believes the advice or opinion to be within such person’s professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith.
Governance Principles
EQM has adopted a code of business conduct and ethics applicable to all directors, officers, employees, and other personnel of EQM and its subsidiaries, as well as EQM’s suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with EQM’s corporate governance guidelines and Audit Committee charter, are posted on EQM’s website, www.eqm-midstreampartners.com (accessible under the “Governance” caption of the “Investors” page), and a printed copy of any of these documents will be delivered free of charge on request by writing to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQM Midstream Services, LLC, 625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary. EQM intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on EQM’s website.
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
Based solely upon EQM’s review of copies of filings or written representations from the reporting persons, EQM believes that all reports for the executive officers and directors of the EQM General Partner and persons who beneficially own more than 10% of EQM’s common units that were required to be filed under Section 16(a) of the Exchange Act in 2018 were filed on a timely basis, except that on February 26, 2018 Messrs. Bott and Bryson and Ms. Washington each filed a late Form 4 related to distribution equivalent rights earned under the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan as part of prior awards of Phantom Units. The filing was not made on a timely basis due to an administrative error by the EQM General Partner.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
EQM does not directly employ any of the persons responsible for managing its business. EQM is managed and operated by the directors and officers of the EQM General Partner. Equitrans Midstream employs and compensates all of the individuals who service EQM, including the executive officers of the EQM General Partner, and these individuals devote such portion of their productive time to EQM’s business and affairs as is required to manage and conduct EQM’s operations. EQM reimburses Equitrans Midstream for salaries, long- and short-term incentives and related benefits and expenses for the employees of Equitrans Midstream who provide services to EQM pursuant to the terms of the ETRN Omnibus Agreement. Prior to the Separation, EQM reimbursed EQT for such items under the terms of an omnibus agreement terminated in connection with the Separation. Please see Item 13, “Certain Relationships and Related Transactions, and Director Independence — Agreements with Equitrans Midstream — Omnibus Agreement” and “Certain Relationships and Related Transactions, and Director Independence - Agreements with EQT — Omnibus Agreement.”
This Compensation Discussion and Analysis describes the objectives, principles and components of, prior to the Separation, EQT’s, and following the Separation, Equitrans Midstream’s, compensation program as well as the material elements of compensation for the EQM General Partner’s named executive officers. For 2018, the executive officers of the EQM General Partner discussed below as the EQM General Partner named executive officers are:

•	Thomas F. Karam, Chairman, President and Chief Executive Officer;

•	Kirk R. Oliver, Senior Vice President and Chief Financial Officer;

•	Diana M. Charletta, Executive Vice President and Chief Operating Officer;

•	Phillip D. Swisher, Vice President and Chief Accounting Officer;

•	Steven T. Schlotterbeck, Former President and Chief Executive Officer;

•	Robert J. McNally, Former Senior Vice President and Chief Financial Officer;

•	Jeremiah J. Ashcroft, III, Former President and Chief Executive Officer and Former Senior Vice President and Chief Operating Officer; and

•	Jimmi Sue Smith, Former Chief Accounting Officer.
The EQM General Partner’s named executive officers serving at the end of 2018, Messrs. Karam, Oliver and Swisher and Ms. Charletta, are also executive officers of Equitrans Midstream. The EQM General Partner’s named executive officers covered by this discussion but no longer serving at the end of 2018 were or are executive officers of EQT. Mr. Schlotterbeck and Mr. Ashcroft were executive officers of EQT for portions of 2018 and Mr. McNally and Ms. Smith are current executive officers of EQT.
Neither EQM nor the EQM General Partner has a compensation committee. Effective as of the Separation, all decisions as to the compensation of the executive officers of the EQM General Partner are made by the Management Development and Compensation Committee of the Board of Directors of Equitrans Midstream (the ETRN MDC Committee). All decisions prior to the Separation, including decisions for former executive officers of the EQM General Partner, were made by the Management Development and Compensation Committee of EQT (the EQT MDC Committee). Therefore, neither EQM nor the EQM General Partner has any policies or programs relating to compensation, and neither EQM nor the EQM General Partner make decisions relating to compensation, though from time to time the Board of Directors of the EQM General Partner may be asked to approve awards granted under the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan. The EQM General Partner expects any such future awards to be pre-approved by the ETRN MDC Committee as part of the executive’s total Equitrans Midstream compensation. None of the executive officers of the EQM General Partner have employment agreements with the EQM General Partner or EQM or are otherwise specifically compensated for their service as an executive officer of the EQM General Partner.
A discussion of Equitrans Midstream’s compensation policies and programs as they apply to Equitrans Midstream’s named executive officers, including Messrs. Karam, Oliver and Swisher and Ms. Charletta, will be included in Equitrans Midstream’s Disclosure Document. Equitrans Midstream’s Disclosure Document will also contain a discussion of the 2018 compensation of Messrs. Karam, Oliver and Swisher and Ms. Charletta.
Equitrans Midstream’s Disclosure Document will be available upon its filing (expected no later than April 30, 2019) on the SEC’s website at www.sec.gov and on Equitrans Midstream’s website at www.equitransmidstream.com by clicking on the “Investors” link on the main page followed by the “Financial Filings” and “SEC Filings” links. Equitrans Midstream’s Disclosure Document will also be available free of charge upon request by a unitholder to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQM Midstream Services, LLC, 625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary.
A discussion of EQT’s compensation policies and programs as they apply to EQT’s named executive officers, including Mr. McNally and Ms. Smith, will be included in EQT’s Disclosure Document. A discussion of EQT’s compensation policies and programs as they applied to Mr. Schlotterbeck will also be included in EQT’s Disclosure Document. EQT’s Disclosure Document will also contain a discussion of the 2018 compensation of Messrs. McNally and Schlotterbeck and Ms. Smith.
EQT’s Disclosure Document will be available upon its filing (expected no later than April 30, 2019) on the SEC’s website at www.sec.gov and on EQT’s website at www.eqt.com by clicking on the “Investors” link on the main page followed by the “Select SEC Filings” link. EQT’s Disclosure Document will also be available free of charge upon request by a unitholder to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQM Midstream Services, LLC, 625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania 15222, Attn: Corporate Secretary.
Executive Pay Components
Base Salary
In 2018 prior to the Separation, EQT set the base salary for Messrs. Karam, Oliver and Swisher and Ms. Charletta. Following the Separation, the ETRN MDC Committee approved the base salaries set forth below for each of the EQM General Partner’s named executive officers who are executive officers of Equitrans Midstream, effective as of November 17, 2018:

Name	Title	Base Salary
Thomas F. Karam	President and Chief Executive Officer	$675,000
Kirk R. Oliver	Senior Vice President and Chief Financial Officer	$500,000
Diana M. Charletta	Executive Vice President and Chief Operating Officer	$400,000
Phillip D. Swisher	Vice President and Chief Accounting Officer	$224,000
The ETRN MDC Committee anticipates that base salaries will be considered and, where appropriate, ordinarily adjusted towards the beginning of each calendar year.
Annual Incentives
In connection with the Separation, and pursuant to the Employee Matters Agreement, dated as of November 12, 2018, between Equitrans Midstream and EQT (the Employee Matters Agreement), the short-term incentive awards previously granted to Equitrans Midstream’s employees pursuant to the EQT short-term incentive compensation plans (including the underlying performance goals) remained in place for 2018. The EQT performance metrics included the following:
For Equitrans Midstream’s named executive officers other than Mr. Karam, the ETRN MDC Committee and Mr. Karam conducted a review of each executive officer’s performance. Mr. Karam also provided a self-assessment to the ETRN MDC Committee to assist its review of his performance. Based on these reviews, the successful planning and execution of the Separation, and the significant additional executive team performance highlights outlined in the table below, the ETRN MDC Committee determined it was appropriate to increase the aggregate annual incentive amount payable to the named executive officers by approximately $0.2 million. From this aggregate bonus amount, the ETRN MDC Committee recommended, and the Equitrans Midstream Board of Directors approved, the following specific annual bonus payments for 2018 for each executive officer who is a named executive officer of Equitrans Midstream:

2018 Annual Incentive Award Payout		2018 Executive Team Performance Highlights
Thomas F. Karam	$267,000
• Successful integration of Rice Energy Inc. midstream assets

• Consummation of the merger of EQM Midstream Partners, LP and Rice Midstream Partners LP

• Equitrans Midstream’s successful acquisition of EQGP Holdings, LP and related financing

• Successful execution of EQM’s $2.5 billion senior notes offering and $2 billion upsize of EQM’s revolving credit facility

• Reduction of gathering unit cost rate 2% more than business plan

• Achievement of 98% availability for compression equipment

Kirk R. Oliver	$20,000
Diana M. Charletta	$321,040
Phillip D. Swisher	$151,081
Long-Term Incentives
2018 EQT LTIP Grants
EQT reported that in January 2018, prior to the Separation, the EQT MDC Committee awarded long-term incentives to each of Ms. Charletta and Mr. Swisher, pursuant to the EQT Corporation 2014 Long-Term Incentive Plan (the EQT LTIP). In addition, EQT reported that, in August 2018 and September 2018 prior to the Separation, the EQT MDC Committee awarded long-term incentives to Mr. Karam and Mr. Oliver respectively, pursuant to the EQT LTIP. In developing the 2018 long-term incentive program, EQT reported that the EQT MDC Committee designed a program it believed would: align the interests of the named executive officers with the interests of its shareholders, drive appropriate performance, be market competitive, promote retention, be tax efficient, minimize earnings volatility, and result in a portfolio approach to performance metrics. The table below sets forth the types and amounts of awards EQT reported were received by each named executive officer under the EQT LTIP during 2018. A detailed description of the terms of each type of award is included in the sections that follow.

Name	EQT LTIP Award
	Restricted Shares	Restricted Stock Units	SIA Restricted Stock Units	IPSUP Perf. Share Units	Value Driver Perf. Share Units
Thomas F. Karam	59,340	—	—	—	—
Kirk R. Oliver	—	8,710	—	—	—
Diana M. Charletta	—	2,070	—	2,070	4,140
Phillip D. Swisher	—	550	650	550	1,100
Effective upon the Separation, each award under the EQT LTIP was converted into two separate awards - a post-Separation EQT award and an Equitrans Midstream award. Both the post-Separation EQT award and the Equitrans Midstream award remained subject to the same terms and conditions (including with respect to vesting) after the conversion; provided that, after the conversion, pursuant to the terms of the Employee Matters Agreement, (i) the number of shares subject to the post-Separation EQT award was equal to the number of EQT shares subject to such award immediately prior to the conversion, (ii) the number of shares subject to the Equitrans Midstream award was equal to the number of EQT shares subject to such award immediately prior to the conversion, multiplied by a distribution ratio, and (iii) service requirements may be satisfied by service with Equitrans Midstream.
Restricted Share Awards
The restricted shares granted by the EQT MDC Committee in August 2018 to Mr. Karam will vest on the third anniversary of the grant date thereof, contingent upon continued service with Equitrans Midstream through such date.

Restricted Stock Unit Awards
The restricted stock units granted by the EQT MDC Committee to Ms. Charletta and Mr. Swisher in January 2018 will vest on January 1, 2021, contingent upon continued service with Equitrans Midstream through such date, and be payable in cash. The restricted stock units granted to Mr. Oliver in September 2018 will vest on September 10, 2021, contingent upon continued service with Equitrans Midstream through such date, and be payable in cash.
IPSUP Performance Share Units
EQT reported that the 2018 EQT Incentive Performance Share Unit Program (IPSUP) performance share units were designed to drive long-term value directly related to EQT production efficiency by using operating efficiency, development efficiency and return on capital employed as well as relative total shareholder return (TSR) performance as performance metrics over the period beginning January 1, 2018 and ending December 31, 2020.
EQT also reported that, as a result, the performance measures and their weighting under the 2018 EQT IPSUP were based on EQT’s performance over the period January 1, 2018 through December 31, 2020, as follows:

Relative TSR (50%)	»	Measures total shareholder return relative to EQT’s 2018 peer group of companies over the performance period.
Operating Efficiency (25%)	»	Measures the company’s efficiency in operating expenses over the performance period.
Development Efficiency (25%)	»	Measures the company’s efficiency in capital spending on wells SPUD and turned-in-line over the performance period.
Return on Capital Employed (may modify performance on all other metrics by up to 10%)	»	Measures the company’s return over the performance period.
Effective as of the Separation, one-third of the 2018 EQT IPSUP performance share units remained subject to and were earned based on actual performance as of December 31, 2018 with respect to the performance measures described above, subject to continued employment with Equitrans Midstream. Of the remaining two-thirds of the 2018 EQT IPSUP performance share units, the post-Separation EQT award component will be earned based on new performance goals related to EQT performance and the Equitrans Midstream award component will be earned based on new performance goals related to Equitrans Midstream performance, each for the period beginning January 1, 2019 and ending December 31, 2020.
Value Driver Performance Share Units
EQT reported that the 2018 EQT Value Driver (VDA) performance share units were designed to drive the focus of next tier senior leadership on activities aligned with EQT’s business plan and on EQT, business unit, and individual value drivers considered critical to EQT’s long-term success.
Effective as of the Separation, the earnings before interest, taxes, depreciation and amortization (EBITDA) goal for the 2018 VDA performance share units was deemed satisfied. In addition, the satisfaction of the business unit value drivers and other applicable performance goals shall be determined based on actual performance as of the earlier of December 31, 2018 or the last date performance can be determined for the post-Separation EQT award component and as of September 30, 2018 for the Equitrans Midstream award component. One-half of the 2018 EQT VDA performance share units will be confirmed and vest upon payment in cash in the first quarter of 2019, and the remaining one-half will be confirmed and vest upon payment in cash in the first quarter of 2020, subject in each case to continued employment with Equitrans Midstream.
Strategic Implementation Awards
The Separation was an extraordinarily complex transaction, and EQT reported that the EQT MDC Committee determined it was important to have a stable, focused and experienced leadership team throughout this process.  Accordingly, in recognition of the management team’s efforts and to incentivize future efforts, the EQT MDC Committee approved a Strategic Implementation Award (SIA) for Mr. Swisher in March 2018. The SIA for Mr. Swisher included the following components:
The SIA restricted stock units vest (a) 50% on the first anniversary of the grant date and (b) 50% on the second anniversary of the grant date. Mr. Swisher received the following grants under the SIA program:

Name	Cash	RSUs
Phillip D. Swisher	$16,667	650
Separation of Jeremiah J. Ashcroft III
As noted above, Mr. Ashcroft was the Senior Vice President and Chief Operating Officer for the EQM General Partner from January 1, 2018 through March 15, 2018 and was the principal executive officer from March 16, 2018 through August 8, 2018, when his employment terminated.
In 2018, prior to the Separation, EQT awarded Mr. Ashcroft 41,900 stock options, 12,550 shares of restricted stock, 25,090 performance share units under the 2018 EQT IPSUP, and $50,000 and 2,020 performance share units under a Strategic Implementation Award that would have been forfeited if the Separation had not occurred by March 15, 2020. For additional information regarding the payments Mr. Ashcroft received from EQT in connection with his termination, please see the “Payments Upon Termination of Employment or a Change of Control” below.
Other Benefits
Health and Welfare Benefits
Following the Separation, the executive officers who are named executive officers of Equitrans Midstream participate in the same health and welfare benefit plans offered to other Equitrans Midstream employees, including medical, prescription drug, dental, vision, short- and long-term disability, wellness and employee assistance programs.  The same contribution amounts, deductibles and plan design provisions are generally applicable to all employees.
Retirement Program
Following the Separation, the executive officers who are named executive officers of the EQM General Partner participate in the same defined contribution 401(k) plan as other Equitrans Midstream employees.  Equitrans Midstream typically contributes an amount equal to 6% of each participant’s base salary to an individual investment account for the employee, subject to applicable tax regulations.  In addition, Equitrans Midstream matches a participant’s elective contribution by contributing to the participant’s individual investment account an amount equal to 50% of each dollar contributed by the employee, subject to a maximum Equitrans Midstream contribution of 3% of the employee’s base salary and to applicable tax regulations.
Once Equitrans Midstream contributions for Mr. Karam reached the maximum level permitted under the 401(k) plan, Equitrans Midstream contributions were continued on an after-tax basis through a retirement annuity product offered by Fidelity Investments Life Insurance Co. Under this program, Equitrans Midstream also contributed to the annuity an amount equal to 11% of Mr. Karam’s annual incentive award for 2018. The after-tax annuity program contains no vesting requirements.
Limited Perquisites
EQT previously offered perquisites to certain of the EQT named executive officer including the following:  a car allowance, a country club and a dining club membership, executive physical (including preferred access to healthcare professionals and related services for the executive and his/her spouse), financial planning, life insurance and accidental death and disability insurance (both of which exceed the level of insurance provided to other employees), and de minimis personal usage of EQT purchased event tickets and parking.
Consistent with its philosophy of pay for performance, Equitrans Midstream only provides modest perquisites to its named executive officers that, in number and value, are below median competitive levels for the peer group.
See footnote (6) to the Summary Compensation Table below for a discussion of the perquisites provided to the named executive officers in 2018.
Cautionary Statements

Any forward-looking statement speaks only as of the date on which such statement is made, and EQM does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.
The “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table” and the Compensation Discussion and Analysis contain references to EQM’s adjusted EBITDA, a financial measure that has not been calculated in accordance with generally accepted accounting principles (GAAP), which is also referred to as a non-GAAP supplemental financial measure. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of EQM’s adjusted 2018 EBITDA to net income, the most directly comparable GAAP financial measure, as well as other important disclosures regarding non-GAAP financial measures.
Compensation Committee Report
Neither we nor our general partner has a compensation committee. The board of directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
The board of directors of EQM Midstream Services, LLC includes:
Michael A. Bryson
Kenneth M. Burke
Diana M. Charletta
Robert J. Cooper
Thomas F. Karam
Kirk R. Oliver
Lara E. Washington
COMPENSATION TABLES
The following tables reflect the compensation of the EQM General Partner’s named executive officers. The information set forth below with respect to the period prior to the Separation and years ended December 31, 2017 and 2016 is historical EQT compensation approved by the EQT MDC Committee. This historical EQT compensation has been provided by, or derived from information provided by, EQT and reflects compensation earned during 2018 prior to the Separation and for the years ended December 31, 2017 and 2016 based upon services performed at such time. The compensation information for periods following the Separation was provided by Equitrans Midstream. Compensation received from EQT by current EQT officers after the Separation is not included in these tables. See “Compensation Discussion and Analysis” for an explanation of where to find more information on EQT’s and Equitrans Midstream’s compensation philosophies and programs.
Summary Compensation Table
The table below sets forth the compensation earned by or paid to the EQM General Partner’s named executive officers during the fiscal years ended December 31, 2018, 2017, and 2016.

NAME AND PRINCIPAL POSITION (1)	YEAR	SALARY	BONUS	STOCK AWARDS	OPTION AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($)	($) (2)	($) (3)	($) (4)	($)(5)	($) (6)	($)
T. F. Karam President and Chief Executive Officer	2018	212,308	267,000	3,000,230	—	—	15,508	3,495,046
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
K. R. Oliver Senior Vice President and Chief Financial Officer	2018	134,616	20,000	405,538	—	—	9,808	569,962
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
D. M. Charletta Executive Vice President and Chief Operating Officer	2018	283,167	321,040	510,890	—	—	24,750	1,139,847
	2017	270,150	—	499,170	—	220,900	35,716	1,025,936
	2016	262,101	—	411,151		218,000	30,615	921,857
P. D. Swisher Vice President and Chief Accounting Officer	2018	203,462	151,081	166,892	—	16,667	18,312	556,414
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
S.T. Schlotterbeck Former President and Chief Executive Officer	2018	146,954	—	6,825,684	1,669,815	—	449	8,642,902
	2017	703,945	—	4,208,670	1,042,944	2,000,000	250,926	8,206,485
	2016	—	—	—	—	—	—	—
R.J. McNally Former Senior Vice President and Chief Financial Officer	2018	397,336	—	3,004,011	618,678	250,000	44,792	4,314,817
	2017	466,238	—	2,072,314	511,108	725,000	223,157	3,997,817
	2016	323,550	500,000	3,008,725	692,265	660,000	53,837	5,238,377
J. J. Ashcroft III Former President and Chief Executive Officer	2018	354,330	—	2,730,454	644,841	50,000	2,407,948	6,187,573
	2017	194,202	500,000	2,150,498	—	—	49,222	2,893,922
	2016	—	—	—	—	—	—	—
J. S. Smith Former Chief Accounting Officer	2018	231,372	—	490,399	104,652	33,333	913	860,669
	2017	242,249	—	403,698	—	250,000	28,594	924,541
	2016	214,298	—	299,280	—	230,000	29,696	773,547

(1)
Steven T. Schlotterbeck was the principal executive officer through March 15, 2018. Jeremiah J. Ashcroft III was the Senior Vice President and Chief Operating Officer from January 1, 2018 through March 15, 2018 and was the principal executive officer from March 16, 2018 through August 8, 2018.
Mr. McNally and Ms. Smith remained with EQT following the Separation and were not employed by Equitrans Midstream or any other affiliate of EQM as of December 31, 2018.

(2)
The amounts for 2018 in this column reflect the performance bonuses earned by each named executive officer pursuant to the terms of the EQT Corporation 2018 Short Term Incentive Plan with respect to performance during the year ended December 31, 2018. These awards will be paid to the named executive officers in cash in the first quarter of 2019. See “Annual Incentives” in the Compensation Discussion and Analysis above for further discussion of the EQT STIP for the 2018 plan year.

(3)
The amounts for 2018 in this column reflect the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 using the assumptions described in Note 9 to Equitrans Midstream’s Consolidated Financial Statements, which is included in Equitrans Midstream’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019 and in Note 13 to EQT’s Consolidated Financial Statements, which is included in EQT’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019. With respect to stock awards granted in 2018, the table below sets forth the value attributable to performance restricted stock units valued at target achievement. Pursuant to SEC rules, the amounts included for awards subject to performance conditions are based on the probable outcome as of the date of grant, which would have amounted to the target total grant date fair values listed in the table below. These performance restricted stock units may pay out up to 300% of the target award, which would have amounted to the maximum total grant date fair values listed in the table below.

Name	Target Total Grant Date Fair Value ($)	Maximum Total Grant Date Fair Value ($)
D.M. Charletta	394,006	1,182,018
P.D. Swisher	104,704	314,112
S.T. Schlotterbeck	4,975,215	14,925,645
R.J. McNally	1,841,312	5,523,936
J.J. Ashcroft III	1,920,138	5,760,414
J.S. Smith	310,712	932,136
See “Long-Term Incentives” in the Compensation Discussion and Analysis above for further discussion of the 2018 PSU Program and the 2018 Restricted Share and Unit Awards

(4)
This column reflects the grant date fair values of EQT stock option awards granted on January 1, 2018 calculated using a Black-Scholes option pricing model using the assumptions described in Note 9 to EQT’s Consolidated Financial Statements, which is included in EQT’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019.

(5)
The amounts for 2018 in this column reflect the cash portion of the EQT 2018 Strategic Implementation Awards. See “Long-Term Incentives” in the Compensation Discussion and Analysis above for further discussion of the strategic implementation awards for 2018.

(6)
This column includes the dollar value of premiums paid by EQT and Equitrans Midstream for group life, Equitrans Midstream’s contributions to the 401(k) plan and the Payroll Deduction and Contribution Program, and perquisites. For 2018, these amounts were as follows:

Name	insurance Premiums ($)	401(k) Contributions ($)	Payroll Deduction and Contribution Program ($)	Perquisites (see below) ($)	Total ($)
Thomas F. Karam	—	15,508	29,370	—	44,878
Kirk R. Oliver	—	9,808	—	—	9,808
Diana M. Charletta	—	24,750	—	—	24,750
Phillip D. Swisher	—	18,312	—	—	18,312
S.T. Schlotterbeck	449	—	—	—	449
R.J. McNally	1,771	—	—	43,021	44,792
J.J. Ashcroft III	—	—	—	14,397	14,397
J.S. Smith	913	—	—	—	913
Once 401(k) contributions for Mr. Karam reached the maximum level permitted under the 401(k) plan, EQT or Equitrans Midstream contributions were continued on an after-tax basis under the Payroll Deduction and Contribution Program through an annuity program offered by Fidelity Investments Life Insurance Co. For 2018, Equitrans Midstream also contributed an amount equal to 11% of the annual incentive award for Mr. Karam.
Amounts in the perquisite column were all provided by EQT prior to the Separation and include the following:
•For Mr. McNally, club membership dues, financial planning and an executive physical; and
•For Mr. Ashcroft, club membership dues.
Prior to the Separation, the named executive officers were allowed to use certain tickets purchased by EQT to attend a limited number of sporting or other events when such tickets were not otherwise being used for business purposes. The cost of such tickets used for personal purposes was considered de minimis by EQM and is not included as perquisites in the Summary Compensation Table because there are no incremental costs to EQM associated with such use.
The remaining amounts in this column represent severance obligations in connection with an executive’s separation from EQM.
2018 Grants of Plan-Based Awards Table
The table below sets forth additional information regarding annual incentives, stock options, restricted shares, and restricted share units granted to our named executive officers during the 2018 fiscal year by EQT. See the Compensation Discussion and Analysis above for more information regarding the treatment of these awards in connection with the Separation.

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS; NUMBER OF SHARES OF STOCK OR UNITS	ALL OTHER OPTION AWARDS; NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#) (4)	(#)	($/SH)	($)
T. F. Karam	RS	8/9/2018	8/9/2018	—	—	—	—	—	—	59,340	—	—	3,000,230
K. R. Oliver	RS	9/10/2018	9/4/2018	—	—	—	—	—	—	8,710	—	—	405,538
D. M. Charletta	PSU	1/1/2018	12/5/2017	—	—	—	—	2,070	6,210	—	—	—	158,417
	RS	1/1/2018	12/5/2017	—	—	—	—	—	—	2,070	—	—	117,824
	VDA	1/1/2018	12/5/2017	—	—	—	—	4,140	12,420	—	—	—	235,649
P. D. Swisher	PSU	1/1/2018	12/5/2017	—	—	—	—	550	1,650	—	—	—	42,092
	RS	1/1/2018	12/5/2017	—	—	—	—	—		550	—	—	31,306
	VDA	1/1/2018	12/5/2017	—	—	—	—	1,100	3,300	—	—	—	62,612
	SIA	3/7/2018	—	—	—	—	—	—		650	—	—	30,882
S. T. Schlotterbeck	ESTIP	—	—	—	1,008,000	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2018	12/5/2017	—	—	—	—	65,010	195,030	—	—	—	4,975,215
	RS	1/1/2018	12/5/2017	—	—	—	—	—	—	32,510	—	—	1,850,469
	SO	1/1/2018	12/5/2017	—	—	—	—	—	—	—	108,500	56.92	1,669,815
R. J. McNally	ESTIP	—	—		477,000	5,000,000							—
	PSU	1/1/2018	12/5/2017	—	—	—	—	24,060	72,180	—	—	—	1,841,312
	RS	1/1/2018	12/5/2017	—	—	—	—	—	—	12,030	—	—	684,748
	SO	1/1/2018	12/5/2017	—	—	—	—	—	—	—	40,200	56.92	618,678
	SIA	3/15/2018	—	—	—	—	—	—	—	10,060	—	—	477,951
J. J. Ashcroft, III	ESTIP	—	—		513,500	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2018	12/5/2017	—	—	—	—	25,090	75,270	—	—	—	1,920,138
	RS	1/1/2018	12/5/2017	—	—	—	—	—	—	12,550	—	—	714,346
	SO	1/1/2018	12/5/2017	—	—	—	—	—	—	—	41,900	56.92	644,841
	SIA	3/15/2018	—	—	—	—	—	—	—	2,020	—	—	95,970
J. S. Smith	ESTIP	—	—	—	112,000	5,000,000	—	—	—	—	—	—	—
	PSU	1/1/2018	12/5/2017	—	—	—	—	4,060	12,180	—	—	—	310,712
	RS	1/1/2018	12/5/2017	—	—	—	—	—	—	2,030	—	—	115,548
	SO	1/1/2018	12/5/2017	—	—	—	—	—	—	—	6,800	56.92	104,652
	SIA	3/15/2018	—	—	—	—	—	—	—	1,350	—	—	64,139

(1)	Type of Award:

ESTIP=EQT 2018 Executive Short Term Incentive Plan Award
SO=EQT 2018 Stock Options
PSU = EQT 2018 IPSUP Awards
RS=EQT 2018 Restricted Share and Unit Awards
VDA=EQT 2018 Value Driver Performance Share Unit Awards
SIA=EQT 2018 Strategic Implementation Awards

(2)
These columns reflect the annual incentive award target and maximum amounts granted under the EQT 2018 Executive STIP to current EQT employees. Under the EQT 2018 Executive STIP, a formula based on EQM adjusted 2018 EBITDA compared to EQT’s business plan establishes the maximum payment for EQT employees from which the EQT MDC Committee may exercise its discretion downward in determining the actual payment. The payout amounts could range from no payment, to the percentage of base salary identified as the target annual incentive award (target), to $5 million (maximum).

(3)
These columns reflect the target and maximum number of units payable under the EQT 2018 Incentive PSU Program and the EQT 2018 Value Driver Performance Share Unit Awards, as applicable. They also reflect the number of units payable under the EQT 2018 Strategic Implementation Awards. For all named executive officers other than Mr. Swisher, the Strategic Implementation Award would have been forfeited if the Separation had not occurred by March 15, 2020. For details of each of these programs and awards, see the relevant section under “Long-Term Incentives” in the Compensation Discussion and Analysis above. The vesting schedules of the grants mentioned in these columns are as follows for each named executive officer (subject to continued employment with EQT or Equitrans Midstream, as applicable, through each applicable vesting date):

Type of Award	Vesting Schedule (subject to continued employment with Equitrans Midstream)
EQT 2018 IPSUP Awards	100% vesting on the payment date following December 31, 2020
EQT 2018 Value Drive Performance Share Unit Awards	50% vesting on the payment date following December 31, 2018 50% vesting on the payment date following December 31, 2019
EQT 2018 Strategic Implementation Awards	50% vesting on March 15, 2019 (March 7, 2019 for Mr. Swisher) 50% vesting on March 15, 2020 (March 7, 2019 for Mr. Swisher)

(4)
This column reflects the number of time-based restricted stock and/or share units granted to the named executive officers. For details regarding the terms of these awards, see “Restricted Shares” and "Restricted Share Units” under “Long-Term Incentives” in the Compensation Discussion and Analysis above. Each grant mentioned in this column is subject to a three year vesting schedule, subject to continued employment with EQT or Equitrans Midstream, as applicable, through the vesting date.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2018 GRANTS OF PLAN-BASED AWARDS TABLE
Confidentiality, Non-Solicitation and Non-Competition Agreements
Messrs. Karam, Oliver and Swisher and Ms. Charletta have confidentiality, non-solicitation and non-competition agreements with Equitrans Midstream. In each such agreement, the named executive officer agrees, among other things, to the following restrictive covenants:

•	restrictions on competition for 24 months (12 months for Mr. Swisher);

•	restrictions on customer solicitation for 24 months (12 months for Mr. Swisher); and

•	restrictions on employee, consultant, vendor or independent contractor recruitment for 36 months (12 months for Mr. Swisher).
In order to receive any severance benefits under his or her agreement, the named executive officer must execute and deliver to Equitrans Midstream a general release of claims.
The agreements do not provide for any tax gross-ups. In the event the named executive officer would be subject to the 20% excise tax under Section 4999 of the Internal Revenue Code (imposed on individuals who receive compensation in connection with a change of control that exceeds certain specified limits), the payments and benefits to the named executive officer would be reduced to the maximum amount that does not trigger the excise tax unless the named executive officer would retain greater value (on an after-tax basis) by receiving all payments and benefits and paying all excise and income taxes.
Messrs. Schlotterbeck, McNally, and Ashcroft and Ms. Smith never entered into an employment agreement with the EQM General Partner or Equitrans Midstream.
Outstanding Equity Awards at Fiscal Year-End
The table below provides additional information regarding each outstanding Equitrans Midstream or EQT equity awards, as applicable, held by the EQM General Partner’s named executive officers as of December 31, 2018. Messrs. Schlotterbeck, McNally and Ashcroft and Ms. Smith do not have any outstanding option or equity awards that vest based on continued service with the EQM General Partner or Equitrans Midstream.

			EQUITY AWARDS
	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED		EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#) (1)		($) (2)	(#) (3)		($) (4)
T. F. Karam	59,474	*	1,123,456	—		—
	47,501		950,970	—		—
K. R. Oliver	—		—	8,724	*	164,793
	—		—	6,968		139,499
D. M. Charletta	—		—	2,790	(d)*	52,703
	—		—	1,790	(e)*	33,806
	1,790	(a)*	33,805	—		—
	—		—	2,077	(f)*	39,234
	2,077	(b)*	39,234	—		—
	—		—	3,571	(g)*	67,461
	—		—	4,154	(h)*	78,469
	—		—	2,229	(d)	44,625
	—		—	1,430	(e)	28,629
	1,430	(a)	28,529	—		—
	—		—	1,659	(f)	33,213
	1,659	(b)	33,213	—		—
	—		—	2,853	(g)	57,117
	—		—	3,318	(h)	66,426

P. D. Swisher	—		—	1,007	(d)*	19,026
	—		—	402	(e)*	7,597
	402	(a)*	7,597	—		—
	—		—	552	(f)*	10,425
	552	(b)*	10,425	—		—
	652	(c)*	12,313	—		—
	—		—	1,006	(g)*	19,003
	—		—	1,104	(h)*	20,849
	—		—	805	(d)	16,116
	—		—	322	(e)	6,446
	322	(a)	6,446	—		—
	—		—	441	(f)	8,829
	441	(b)	8,829	—		—
	521	(c)	10,430	—		—
	—		—	804	(g)	16,096
	—		—	882	(h)	17,657
S. T. Schlotterbeck	—		—	—		—
R. J. McNally	—		—	—		—
J. J. Ashcroft, III	—		—	—		—
J. S. Smith	—		—	—		—
* Represents awards that are denominated in EQT common stock. See “Long-Term Incentives” in the Compensation Discussion and Analysis above for more information regarding the treatment of equity awards in connection with the Separation.

(1)
This column reflects the restricted shares granted to Mr. Karam in 2018 in connection with his hire. This award was granted in August 2018 and will vest on August 9, 2021, contingent upon continued service with Equitrans Midstream.
(a) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect restricted stock units granted by EQT in January 2017 that will vest on December 31, 2019, contingent upon continued service with Equitrans Midstream.

(b) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect restricted stock units granted by EQT in January 2018 that will vest on December 31, 2020, contingent upon continued service with Equitrans Midstream.

(c) For Mr. Swisher, the identified awards in this column reflect the performance share units granted under the EQT 2018 Strategic Implementation Award that will vest 50% on March 7, 2019 and 50% on March 7, 2020, contingent upon continued service with Equitrans Midstream.

(2)
This column reflects the payout value of unvested awards described in footnote (1) above. The payout value was determined by multiplying the number of shares by the closing price of the applicable company’s common stock as of December 31, 2018. The actual payout values depend upon, among other things, EQT or Equitrans Midstream’s closing stock price, as applicable.

(3)
For Mr. Oliver, this column reflects restricted stock units granted to Mr. Oliver in September 2018 that will vest on September 10, 2021, contingent upon continued service with Equitrans Midstream.
(d) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect performance share units granted in January 2016 under the EQT 2016 IPSUP that will vest on the payment date following December 31, 2018, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals.

(e) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect performance share units granted in January 2017 under the EQT 2017 IPSUP that will vest on the payment date following December 31, 2019, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals.

(f) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect performance share units granted in January 2018 under the EQT 2018 IPSUP that will vest on the payment date following December 31, 2020, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals.

(g) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect the second tranche of the EQT 2017 Value Driver Awards granted in January 2017 that will vest on the payment date following December 31, 2018, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals.

(h) For Mr. Swisher and Ms. Charletta, the identified awards in this column reflect the EQT 2018 Value Driver Awards granted in January 2018 that will vest on the payment date following December 31, 2019, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals.

(4)
This column reflect the payout values of the unvested awards described in footnote (3) above. The payout values were determined by multiplying the number of shares by the closing price of the applicable company’s common stock as of December 31, 2018. The actual payout values depend upon, among other things, achievement of performance goals and EQT or Equitrans Midstream’s closing stock price, as applicable.

Option Exercises and Stock Vested
The table below sets forth the number of Equitrans Midstream or EQT shares acquired, as applicable, in the 2018 fiscal year as a result of the vesting of restricted stock units or the exercise of options previously awarded to the EQM General Partner’s named executive officers.

	OPTION AWARDS		STOCK AWARDS
	NUMBER OF SHARES ACQUIRED ON EXERCISE	VALUE REALIZED ON EXERCISE	NUMBER OF SHARES ACQUIRED ON VESTING		VALUE REALIZED ON VESTING
NAME	(#)	($) (1)	(#) (2)		($) (3)
T. F. Karam	—	—	—		—
K. R. Oliver	—	—	—		—
D. M. Charletta	—	—	11,666	*	634,072
P. D. Swisher	—	—	3,392	*	184,296
S.T. Schlotterbeck	—	—	51,555	*	2,620,007
R.J. McNally	—	—	—		—
J. J. Ashcroft, III	—	—	49,120	*	2,481,719
J. S. Smith	—	—	—		—
* Represents awards that are denominated in EQT common stock. See “Long-Term Incentives” in the Compensation Discussion and Analysis above for more information regarding the treatment of equity awards in connection with the Separation.

(1)			The value realized on exercise is calculated as the difference between the market price of the shares underlying the options at exercise and the applicable exercise price of those options.
(2)
This column reflects the aggregate number of performance awards (including accrued dividends) that vested in 2018 under (a) the EQT 2015 Executive Performance Incentive Program (EQT 2015 IPSUP) for Messrs. Schlotterbeck and Swisher and Ms. Charletta and Ms. Smith, (b) the first tranche of the EQT 2017 Value Driver Awards for Mr. Swisher and Ms. Charletta, and (c) the second tranche of the EQT 2016 Value Driver Awards for Mr. Swisher and Ms. Charletta. The performance awards under the EQT 2015 IPSUP vested and were distributed in common stock, while first tranche of the EQT 2017 Value Driver Awards and the second tranche of the 2016 Value Driver Awards vested and were distributed in cash. This column also reflects the aggregate number of restricted shares (including accrued dividends) that vested and were distributed under a restricted share award for Mr. Ashcroft in connection with his termination.

(3)
This column reflects the value realized upon vesting of the awards described in footnote (2) above. The value realized on vesting is calculated based upon the closing price of the common stock on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Equitrans Midstream Agreements and Plans
Equitrans Midstream maintains and has entered into certain agreements and plans (including those described above in “Narrative Disclosure to Summary Compensation Table and 2018 Grants of Plan-Based Awards Table”) that require Equitrans Midstream to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of Equitrans Midstream.
Agreements with the Named Executive Officers of Equitrans Midstream
Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of Equitrans Midstream under Equitrans Midstream’s agreements with Messrs. Karam, Oliver and Swisher and Ms. Charletta will be described in ETRN’s Disclosure Document. Equitrans Midstream’s SEC filings are available on the SEC’s website at www.sec.gov and on Equitrans Midstream’s website at www.equitransmidstream.com through the “Investors” link on the main page, followed by the “SEC Filings” page. The Corporate Secretary of the EQM General Partner will also provide a copy to you free of charge upon request.
Agreements with Former Named Executive Officers
Our named executive officers covered by this discussion but no longer serving at the end of 2018 were or are executive officers of EQT. Mr. Schlotterbeck and Mr. Ashcroft were executive officers of EQT prior to the termination of their employment with EQM and EQT. Mr. McNally and Ms. Smith are current executive officers of EQT who terminated service with EQM in connection with the Separation.
Mr. Schlotterbeck did not receive any severance payments in connection with the termination of his employment with EQM as well as EQT. In connection with the termination of his employment with EQM as well as EQT, Mr. Aschcroft received $2,393,551.60.
Mr. McNally and Ms. Smith terminated service from EQM in connection with the Separation but did not terminate service with EQT. Therefore, neither Mr. McNally nor Ms. Smith received any payments in connection with their termination as executive officers of EQM.

Pay Ratio
EQM does not have any employees. The daily business operations of EQM are conducted by employees of Equitrans Midstream and its subsidiaries.
Compensation of Directors
Officers of ETRN who also serve as directors of the EQM General Partner do not receive additional compensation for their service as directors. During 2018, directors of the EQM General Partner who were not also officers of either EQT prior to the Separation or ETRN following the Separation received cash compensation on a quarterly basis as a board and committee retainer, other than David L. Porges, who was not an officer of ETRN, following the Separation. In addition, the Conflicts Committee members also received a meeting attendance fee. The structure of the 2018 fees is set forth below, and all fees are paid on a quarterly basis. The 2019 fees will be consistent with the 2018 fees.

Compensation Feature	2018
Annual cash retainer - Board member	$65,000
Annual cash retainer - Committee Chair	Audit: $20,000 Conflicts:$10,000
Annual cash retainer - Committee member (excluding the chair)	Audit: $5,000 Conflicts: None
Meeting fees	Conflicts Committee: In person: $1,500 Telephonic: $750 All other meetings: None
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. EQM also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for EQM. To further EQM’s support for charitable giving, all directors are eligible to participate in the Matching Gifts Program of the Equitrans Midstream Foundation on the same terms as ETRN employees and directors. Under this program, the Equitrans Midstream Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total for each director of $50,000 in any calendar year.
On an annual basis, the EQM General Partner grants to each non-employee director phantom units as a vehicle to deliver compensation for their service on the Board. On January 1, 2018, the EQM General Partner granted to each non-employee director serving at that time (Mr. Bott, Mr. Bryson and Ms. Washington) phantom units with a value of $85,000 under the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan (with the number of phantom units (1,170) determined by dividing the award value by the closing price of EQM’s common units on December 29, 2017 ($73.10) and rounding up to the next ten units). Mr. Thorington, who was elected to the Board on February 26, 2018, received a pro rata portion of the $85,000 award on February 27, 2018 (with the number of phantom units (1,170) determined by dividing the pro rata award value by the closing price of EQM’s common units on February 26, 2018 ($61.10) and rounding up to the next ten units). Mr. Burke, who was elected to the Board on September 25, 2018, received a pro rata portion of the $85,000 award on September 26, 2018 (with the number of phantom units (420) determined by dividing the pro rata award value by the closing price of EQM’s common units on September 25, 2018 ($52.60) and rounding up to the next ten units). The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into common units on the date that the grantee ceases to be a director. For 2019, the value of the annual phantom unit award remained $85,000.
The table below shows the total 2018 compensation of EQM’s non-employee directors who served as a director during 2018:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
J.M. Bott (4)	12,444	85,527	5,044	103,015
M.A. Bryson	97,000	85,527	30,044	212,571
K.M. Burke (4)	18,628	22,092	15	40,735
S.A. Thorington (4)	49,790	71,487	50,015	171,292
L.E. Washington	90,444	85,527	11,044	187,015

(1)	Includes annual cash retainer, meeting fees and committee chair fees related to services rendered during 2018. The fourth quarter retainer and meeting fees were paid in 2019.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2018. On January 1, 2018, the EQM General Partner granted 1,170 phantom units to each non-employee director. Mr. Thorington, who was elected to the Board on February 26, 2018, received an award of 1,170 phantom units on February 27, 2018. Mr. Burke, who was elected to the Board on September 25, 2018, received an award of 420 phantom units on September 26, 2018. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by, in the case of Messrs. Bryson and Bott and Ms. Washington, the closing price of EQM’s common units on the business day prior to the grant date, which closing price was $73.10 on December 29, 2017, in the case of Mr. Thorington, the closing price of EQM’s common units on the business day prior to the grant date, which closing price was $61.10 on February 26, 2018, and in the case of Mr. Burke, the closing price of EQM’s common units on the business day prior to the grant date, which closing price was $52.60 on September 25, 2018.

(3)
This column reflects (i) annual premiums of $43.88 per director paid for life insurance and travel accident insurance policies (Mr. Bott - $43.88; Mr. Bryson - $43.88; Mr. Burke - $14.63; Mr. Thorington - $14.63; and Ms. Washington - $43.88) and (ii) the following matching gifts made to qualifying organizations under the EQT Foundation’s Matching Gifts Program: Mr. Bryson - $30,000; Mr. Bott - $5,000; Mr. Thorington - $50,000; and Ms. Washington - $11,000. Prior to the Separation, the non-employee directors could use a de minimis number of tickets purchased by EQT to attend sporting or other events when such tickets were not otherwise being used for business purposes. The use of such tickets did not result in any incremental costs to EQM.

(4)
Mr. Bott resigned as a director on February 25, 2018; Mr. Thorington was appointed a director on February 26, 2018 and stepped down from the Board in November 2018 as of the completion of the Separation; Mr. Burke was appointed as a director on September 25, 2018.

Compensation Committee Interlocks and Insider Participation
As previously discussed, the Board is not required to maintain, and does not maintain, a compensation committee. Each of Messrs. Karam and Oliver, as well as Ms. Charletta, who are directors of the EQM General Partner, are also executive officers of ETRN. In addition, Mr. Cooper is also an officer of ETRN. However, all compensation decisions with respect to each of these officers are made by the ETRN MDC Committee and none of these individuals receives any compensation directly from EQM or the EQM General Partner for their service as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth the beneficial ownership of EQM's common units and ETRN's common stock owned as of January 31, 2019, by:

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

Percentage of total units beneficially owned is based on 120,457,630 EQM common units outstanding as of January 31, 2019.

NAME OF BENEFICIAL OWNER (1)	EQM COMMON UNITS BENEFICIALLY OWNED (2) (3)	PERCENTAGE OF EQM COMMON UNITS BENEFICIALLY OWNED
M.A. Bryson (4)	16,362	*
K.M. Burke	2,400	*
D.M. Charletta(5)	3,246	*
R.J. Cooper	878	*
T.F. Karam	—	—
K.R. Oliver	—	—
P.D. Swisher	1,790	*
L.E. Washington	8,800	*
S.T. Schlotterbeck(6)	7,897	*
R.J. McNally	—	—
J.J. Ashcroft III(7)	—	—
J.S. Smith	2,146	*
All directors and executive officers as a group (12 individuals)	43,519	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQM Midstream Services, LLC, 625 Liberty Avenue, Suite 2000, Pittsburgh, PA 15222, Attn: Corporate Secretary.

(2)	This column reflects the number of common units held of record or owned through a bank, broker or other nominee.

(3)
For Messrs. Bryson and Burke and Ms. Washington, this column includes phantom units, including accrued distributions, to be settled in EQM common units, in the following amounts: Mr. Bryson - 12,187 units; Mr. Burke - 2,400 units; and Ms. Washington - 8,180 units.

(4)	EQM common units beneficially owned include 3,000 common units that are held in Mrs. Bryson’s revocable trust.

(5)	EQM common units beneficially owned include 1,000 common units held by Ms. Charletta’s spouse, over which Ms. Charletta has shared voting and investment authority.

(6)	Information regarding EQM shares beneficially owned by Mr. Schlotterbeck was provided by Mr. Schlotterbeck as of January 2, 2018.

(7)	Information regarding EQM shares beneficially owned by Mr. Ashcroft is based on information provided by Mr. Ashcroft as of December 19, 2018.
Percentage of total shares of ETRN beneficially owned is based on 254,270,971 shares outstanding as of January 31, 2019.

NAME	COMMON STOCK(1)	EXERCISABLE STOCK OPTIONS (2)	NUMBER OF ETRN SHARES BENEFICIALLY OWNED	PERCENT OF CLASS (3)
M.A. Bryson	—	—	—	—
K.M. Burke	31,578	—	31,578	*
D.M. Charletta(4)	11,616	—	11,616	*
R.J. Cooper	4,408	—	4,408	*
T.F. Karam	66,554	—	66,554	*
K.R. Oliver	—	—	—	—
P.D. Swisher	3,163	—	3,163	*
L.E. Washington	—	—	—	—
S.T. Schlotterbeck(5)	136,518	—	136,518	*
R.J. McNally	40,438	31,588	72,026	*
J.J. Ashcroft III(6)	—	—	—	—
J.S. Smith	10,607	—	10,607	*
All directors and executive officers as a group (12 individuals)	304,882	31,588	336,470	*
 *           Less than 1%.

(1)
This column reflects shares held of record and shares owned through a bank, broker or other nominee, including shares owned through a 401(k) plan. For Messrs. Burke and Karam, this column includes deferred stock units, including accrued dividends, to be settled in ETRN common stock, and over which the directors have no voting or investment power prior to settlement, in the following amounts: Mr. Burke - 27,578 units; Mr. Karam -3,053 units.

(2)
This column reflects the number of shares of ETRN common stock that the executive officers and directors had a right to acquire within 60 days after January 31, 2019 through the exercise of stock options.

(3)
This column reflects the number of ETRN shares beneficially owned as a percentage of the sum of ETRN’s outstanding shares at January 31, 2019, and all options exercisable within 60 days of January 31, 2019,

(4)	Shares beneficially owned include 3,525 shares owned by Ms. Charletta’s husband, of which 59 shares are held in Ms. Charletta’s husband’s 401(k) plan.

(5)
Shares beneficially owned include 22,409 shares owned by Mr. Schlotterbeck’s wife. Information on ETRN share ownership has been calculated based on Mr. Schlotterbeck's EQT common stock holdings reported on his most recent EQT Form 4 filed with the Securities and Exchange Commission on February 26, 2018.

(6)	Information on ETRN shares beneficially owned by Mr. Ashcroft is based on information provided by Mr. Ashcroft as of December 19, 2018.
The following table sets forth the beneficial ownership of each person known by EQM to be a beneficial owner of more than 5% of EQM's outstanding common units:

NAME OF BENEFICIAL OWNER	EQM COMMON UNITS BENEFICIALLY OWNED	PERCENTAGE OF EQM UNITS BENEFICIALLY OWNED
Equitrans Midstream Corporation(1)	37,245,455	30.6%
625 Liberty Avenue
Pittsburgh, PA 15222
Tortoise Capital Advisors, L.L.C.(2)	13,128,039	10.9%
11550 Ash Street, Suite 300
Leawood, KS 66211
ALPS Advisors, Inc. (3)	8,242,295	6.8%
1290 Broadway, Suite 1100
Denver, CO 80203
Goldman Sachs Asset Management, L.P.(4)	6,434,292	5.3%
200 West Street
New York, NY 10282

(1)
Equitrans Midstream does not directly own any common units; however, as the indirect owner of 100% of the partnership interests in EQGP Holdings, LP and the sole member of EMH, Equitrans Midstream may be deemed to beneficially own the 21,811,643 EQM common units beneficially owned by EQGP and the 15,433,812 EQM common units beneficially owned by EMH, which in the aggregate represent approximately 30.6% of the outstanding units.

(2)
Information provided by Tortise Capital Advisors, L.L.C. on January 7, 2019 reporting that as of December 31, 2018 Tortoise Capital Advisors, L.L.C. has sole voting power and dispositive power over 806,045 EQM common units, shared voting power over 11,796,033 EQM common units and shared dispositive power over 13,128,039 EQM common units.

(3)
Information based on a SEC Schedule 13G filed on February 4, 2019 reporting that ALPS Advisors, Inc. has shared voting and dispositive power over 8,242,295 EQM common units, of which 8,234,295 EQM common units are attributable to Alerian MLP ETF, an investment company to which ALPS Advisors, Inc. furnishes investment advice. Alerian MLP ETF has shared voting and dispositive power with respect to the 8,234,295 EQM common units.

(4)
Information based on a SEC Schedule 13G filed on February 11, 2019 reporting that Goldman Sachs Asset Management, L.P. has shared voting and dispositive power over 6,434,292 EQM common units with GS Investment Strategies, LLC.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2018 with respect to EQM common units that may be issued under the 2012 Long-Term Incentive Plan, which did not require approval by EQM's unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders (1)	242,296	N/A	1,515,408 (2)
Total	242,296	N/A	1,515,408

(1)	The Board adopted the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan in connection with EQM's IPO of common units.

(2)
The EQT Midstream Services, LLC 2012 Long-Term Incentive Plan authorizes the granting of awards in any of the following forms: phantom units, performance awards, restricted units, distribution equivalent rights, market-priced options to purchase units, unit appreciation rights, other unit-based awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on units, and cash-based awards.

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
As of February 1, 2019, Equitrans Midstream indirectly owned 37,245,455 common units, representing a 30.6% limited partner interest in EQM, and, through its ownership of the EQM General Partner, Equitrans Midstream indirectly held 1,443,015 general partner units, representing a 1.2% general partner interest in EQM, and 100% of the incentive distribution rights (IDRs).

EQM and its affiliates entered into certain extraordinary corporate transactions with EQT and its affiliates prior to the Separation and Distribution and Equitrans Midstream and its affiliates following the Separation and Distribution, in each case, other than EQM, as described in detail below. These agreements were not the result of arm’s-length negotiations and, as such, they or the underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.
EQM IDR Transaction
On February 13, 2019, Equitrans Midstream entered into a definitive agreement and plan of merger with the EQM General Partner (the IDR Merger Agreement) and certain related parties, pursuant to which, among other things, Equitrans Midstream will exchange and cancel the IDRs and economic general partner interest in EQM that it holds, indirectly, for (a) 80 million newly-issued EQM common units and 7 million newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and (b) the retention of a non-economic general partner interest in EQM (the EQM IDR Transaction). As a result of the EQM IDR Transaction, (i) EQGP Services, LLC will replace EQM Midstream Services, LLC as the general partner of EQM and (ii) the IDRs and economic general partner interest in EQM will be exchanged and canceled.
The Class B units will become convertible at the holder’s option in three tranches, with 2.5 million becoming convertible on April 1, 2021, 2.5 million becoming convertible on April 1, 2022, and 2 million becoming convertible on April 1, 2023 (each, a Class B unit conversion date). Until the applicable Class B unit conversion date, the Class B units will not be entitled to receive any distributions of available cash. After the applicable Class B unit conversion date, whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash. Furthermore, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM.
The holders of Class B Units will vote together with the holders of EQM’s common units as a single class, except that Class B Units owned by the general partner of EQM and its affiliates will be excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B Units will be entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B Units in relation to other classes of partnership interests in any material respect or as required by law.
The completion of the EQM IDR Transaction is subject to certain conditions, including, among other things: (1) all required filings, consents, approvals, permits and authorizations of any governmental authority in connection with the EQM IDR Transaction having been made or obtained; (2) there being no law or injunction prohibiting the consummation of the EQM IDR Transaction; (3) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; (4) compliance by the other party in all material respects with its covenants; and (5) the receipt by EQM and EQGP of certain opinions covering matters described in the partnership agreements of EQM and EQGP and in the IDR Merger Agreement with respect to the EQM IDR Transaction. The EQM IDR Transaction will be accomplished by merging a subsidiary of EQM with and into EQGP, with EQGP surviving as a wholly-owned subsidiary of EQM. EQM expects the EQM IDR Transaction to close in February 2019.
After giving effect to the EQM IDR Transaction, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a subsidiary of Equitrans Midstream, will hold 89,505,616, 89,536 and 27,650,303 of EQM’s common units, respectively, representing an aggregate 56.5% limited partner interest in EQM, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH will hold 6,153,907, 6,155 and 839,938 of Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM. In total, Equitrans Midstream expects to own, directly or indirectly, a 59.9% limited partner interest in EQM that consists of 117,245,455 EQM common units and 7,000,000 Class B units.
Distributions and Payments to the EQM General Partner and Its Affiliates
The following information summarizes the distributions and payments made or to be made by EQM to the EQM General Partner and its affiliates, including Equitrans Midstream, in connection with EQM’s ongoing operation and any liquidation. These distributions and payments were determined before EQM’s IPO by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Operational Stage
Distributions of available cash to common unitholders. Following the cancellation of the IDRs and the economic general partner interest in EQM as a result of the completion of the EQM IDR Transaction, EQM intends to make distributions of available cash to its common unitholders pro rata, including Equitrans Midstream as the expected holder of 117,245,455 EQM common units.

Payments to the EQM General Partner and its affiliates. The EQM General Partner does not receive a management fee or other compensation for managing EQM. The EQM General Partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on EQM’s behalf. The EQM General Partner determines the amount of these expenses. In addition, EQM reimburses Equitrans Midstream and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for EQM’s benefit.
Withdrawal or removal of the EQM General Partner. Prior to the completion of the EQM IDR Transaction, if the EQM General Partner withdraws or is removed, its general partner interest and its IDRs will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests. Following the completion of the EQM IDR Transaction, if the Post-IDR Transaction EQM General Partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage
Upon EQM’s liquidation, the partners, including the EQM General Partner, will be entitled to receive liquidating distributions according to their capital account balances.
Agreements with Equitrans Midstream
EQM and its affiliates have entered into various agreements with Equitrans Midstream and its affiliates other than EQM, as described in detail below. These agreements were negotiated in connection with the Separation and Distribution. These agreements were not the result of arm’s-length negotiations and, as such, they or the underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.
Omnibus Agreement
On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM, and the EQM General Partner entered into an Omnibus Agreement (the Omnibus Agreement). Pursuant to the Omnibus Agreement, EQM agreed to provide Equitrans Midstream with a license to use the name “Equitrans” and related marks in connection with Equitrans Midstream’s business. The Omnibus Agreement also provides for certain reimbursement obligations between Equitrans Midstream and EQM. The Omnibus Agreement addresses the following matters:

•	EQM’s obligation to reimburse Equitrans Midstream and its affiliates for certain direct operating expenses and all insurance coverage expenses they incur or pay with respect to EQM’s assets; and

•
EQM’s obligation to reimburse Equitrans Midstream and its affiliates for providing general and administrative services to EQM, including EQM’s public company expenses and general and administrative expenses.

Secondment Agreement
On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM, and the EQM General Partner entered into a Secondment Agreement (the Secondment Agreement). The Secondment Agreement:

•
replaced the secondment agreement described under “Agreements with EQT-Secondment Agreement” below, which previously allowed EQM to utilize the secondment of available EQT employees under the control of EQM to operate its assets;

•	provides for the secondment to EQM of available Equitrans Midstream employees to operate EQM’s assets under the control of EQM; and

•	provides that EQM will reimburse Equitrans Midstream and its affiliates for the services provided by the seconded employees.
See Note 6 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K for the amounts and categories of expenses described above for which EQM was obligated to reimburse Equitrans Midstream pursuant to the Omnibus Agreement and the Secondment Agreement, as applicable, for the year ended December 31, 2018.
Agreements with EQT
Prior to the Separation and Distribution, EQT beneficially owned more than 5% of EQM’s common units and EQM and its affiliates entered into various agreements with EQT and its affiliates other than EQM, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of EQM, the IPO and EQM’s acquisitions from EQT. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by EQM and its subsidiaries. These agreements were not the result of arm’s-length negotiations and, as such, they or the underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.
Omnibus Agreement
EQM and the EQM General Partner previously entered into an omnibus agreement with EQT, which was terminated in connection with the Separation. The omnibus agreement governed EQM’s relationship with EQT regarding certain reimbursement obligations between EQT and EQM, including EQM’s obligation to reimburse EQT and its affiliates for certain direct operating expenses paid on EQM’s behalf and EQM’s obligation to reimburse EQT and its affiliates for providing EQM corporate, general and administrative services and certain operation and management services pursuant to the operation and management services agreement with EQT, as described below under “Operation and Management Services Agreement.” EQM was also required to reimburse EQT for any additional state income, franchise or similar tax paid by EQT resulting from the inclusion of EQM (and its subsidiaries) in a combined state income, franchise or similar tax report with EQT as required by applicable law. The amount of any such reimbursement was limited to the tax that EQM (and its subsidiaries) would have paid had they not been included in a combined group with EQT. EQT also agreed pursuant to the omnibus agreement to provide EQM with a license to use the name “EQT” and related marks in connection with EQM’s business.
EQT’s indemnification obligations to EQM under the omnibus agreement included the following:

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

•
Pipeline Safety Cost Tracker Reimbursement. For a period of five years after the closing of the IPO, EQT was required to reimburse EQM for the amount by which the qualifying pipeline safety costs included in the annual pipeline safety cost tracker filings made by Equitrans, L.P. (Equitrans) with the FERC exceeded the qualifying pipeline safety costs actually recovered each year. This reimbursement obligation expired on July 2, 2017.

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
EQM was obligated to indemnify EQT under the omnibus agreement for losses attributable to (i) EQM’s ownership or operation of assets acquired by EQM from EQT at the time of the IPO, except to the extent EQT was obligated to indemnify EQM for such losses pursuant to the operation and management services agreement described “Operation and Management Services Agreement;” and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party.
On November 13, 2018, in connection with the Separation, EQT terminated the omnibus agreement. Simultaneously with the termination of the omnibus agreement, EQT, EQM and the EQM General Partner entered into an amended and restated

omnibus agreement in order to memorialize the following indemnification or reimbursement obligations of EQM and EQT under the terminated omnibus agreement, which survive such termination:

•
EQT’s obligation to indemnify or reimburse EQM for losses or expenses relating to or arising from (i) certain plugging and abandonment obligations, (ii) certain bare steel replacement capital expenditures, (iii) certain preclosing tax liabilities, (iv) any claims related to Equitrans’s previous ownership of the Big Sandy Pipeline, and (v) any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party, in each case, as described above; and

•
EQM’s obligation to indemnify EQT for losses attributable to (i) the ownership or operation of EQM’s assets, and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party.

In connection with the Separation, ETRN assumed all of EQT’s obligations to indemnify and reimburse EQM described above, other than for those losses or expenses relating to or arising from plugging and abandonment obligations.
See Note 6 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K for the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the omnibus agreement for the years ended December 31, 2018, 2017 and 2016.
Operation and Management Services Agreement
Upon the closing of the IPO, EQM entered into an operation and management services agreement with EQT Gathering, LLC (EQT Gathering), an indirect wholly owned subsidiary of EQT, under which EQT Gathering provided EQM’s pipelines and storage facilities with certain operational and management services, such as operation and maintenance of flow and pressure control, maintenance and repair of EQM’s pipelines and storage facilities, conducting routine operational activities, managing transportation and logistics, contract administration, gas control and measurement, engineering support and such other services as EQM and EQT Gathering mutually agreed upon from time to time. EQM reimbursed EQT Gathering for such services pursuant to the terms of its omnibus agreement with EQT. In December 2017, the operation and management services agreement was replaced in its entirety by the secondment agreement, as described under “Secondment Agreement.”
Secondment Agreement
On December 7, 2017, EQT, EQT Gathering, Equitrans, EQM and the EQM General Partner entered into a secondment agreement, pursuant to which available employees of EQT and its affiliates were seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM’s business under the direction, supervision and control of EQM or its subsidiaries. EQM reimbursed EQT for the services provided by the seconded employees pursuant to the secondment agreement. On November 13, 2018, in connection with the Separation, EQT terminated the secondment agreement.
See Note 6 to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K for the amounts and categories of expenses described above for which EQM was obligated to reimburse EQT pursuant to the omnibus agreement and the secondment agreement, as applicable, with EQT for the years ended December 31, 2018, 2017 and 2016.
Second Amended and Restated Omnibus Agreement
On November 13, 2018, in connection with the Separation, EQT terminated the amended and restated omnibus agreement previously entered into by and among EQT, EQT RE, LLC (EQT RE), RMP, the RMP General Partner and EQM Poseidon Midstream LLC (EQM Poseidon) in connection with Rice Merger. Simultaneously with the termination of the amended and restated omnibus agreement, EQT, EQT RE, RMP, the RMP General Partner and EQM Poseidon entered into a second amended and restated omnibus agreement in order to memorialize the following indemnification obligations of RMP and its subsidiaries (the RMP Group) and EQT RE under the terminated amended and restated omnibus agreement, which survive such termination:

•
EQT RE’s obligation to indemnify the RMP Group for losses or expenses relating to or raising from (i) any event or condition related to the assets owned by EQT and certain of the entities it controls (the EQT Entities) not conveyed to the RMP Group, and (ii) certain preclosing tax liabilities; and

•	the RMP Group’s obligation to indemnify the EQT Entities for losses attributable to the ownership or operation of the RMP Group’s assets.

Neither EQT RE nor the RMP Group was obligated to pay any amounts as indemnification under the second amended and restated omnibus agreement for the year December 31, 2018.
Shared Use Agreement
In connection with the Separation, EQM executed a shared use agreement with EQT Production Company, an indirect wholly-owned subsidiary of EQT (EPC), pursuant to which, subject to the terms and conditions thereof, each party is entitled to access and use certain real property (including rights-of-way), equipment, facilities and records identified therein of the other party.
Acquisitions Involving EQM and EQT
2018 Drop-Down Transaction
On April 25, 2018, EQM executed a Contribution and Sale Agreement (the Contribution Agreement) with EQT, Rice Midstream Holdings LLC, a wholly owned subsidiary of EQT, and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, pursuant to which EQM Gathering acquired from EQT all of the outstanding limited liability company interests in each of (i) EQM Olympus Midstream LLC (EQM Olympus), (ii) Strike Force Midstream Holdings LLC and (iii) EQM West Virginia Midstream LLC in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, subject to customary purchase price adjustments (the 2018 Drop-Down Transaction). The parties to the Contribution Agreement completed the 2018 Drop-Down Transaction on May 22, 2018, with an effective date of May 1, 2018. As a result of the 2018 Drop-Down Transaction and the Gulfport Transaction, EQM currently owns 100% of Strike Force Midstream LLC.
NWV Gathering Contribution Agreement and Preferred Interest
On March 10, 2015, EQM entered into a contribution and sale agreement pursuant to which, on March 17, 2015, EQT contributed the Northern West Virginia Marcellus Gathering System (NWV Gathering) to EQM Gathering (NWV Gathering Acquisition).
The contribution and sale agreement also contemplated the sale to EQM of a preferred interest in EES, which at the time was an indirect wholly owned subsidiary of EQT. EES generates revenue from services provided to an LDC. This sale was completed on April 15, 2015. The consideration paid by EQM to EQT in connection with the acquisition of the preferred interest in EES was approximately $124.3 million. During the years ended December 31, 2018, 2017 and 2016, EQM received $11.0 million and $11.0 million and $11.1 million, respectively, of distributions from EES in respect of its preferred interest.
Rice Water Services Acquisition
As a result of the EQM-RMP Merger, EQM acquired RMP’s interest in Rice Water Services (PA) LLC and Rice Water Services (OH) LLC (the Rice Water Entities) and, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (as further discussed below) and (ii) an option to purchase any water treatment facilities acquired by certain subsidiaries of EQT in such areas at the acquisition cost (collectively, the Option). RMP executed a Purchase and Sale Agreement with Rice Energy on November 4, 2015, pursuant to which RMP acquired from Rice Energy all of the outstanding limited liability company interests of the Rice Water Entities (the Rice Water Services Acquisition). The acquired business included Rice Energy's Pennsylvania and Ohio fresh water distribution systems and related facilities that provided access to 43.4 MMgal per day of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio as of December 31, 2018. In connection with the Rice Water Services Acquisition, Rice Energy also granted RMP the Option. The closing of the Rice Water Services Acquisition occurred on November 4, 2015. The aggregate consideration paid by RMP to Rice Energy in connection with the acquisition of the Rice Water Entities and the receipt of the Option was $200 million in cash, which was funded with borrowings under RMP’s revolving credit facility.
Gas Gathering Agreements
For the years ended December 31, 2018, 2017 and 2016, EQT accounted for approximately 80%, 88% and 96%, respectively, of EQM’s gathering revenues.
EQM Gas Gathering Agreements
On April 30, 2014, EQT entered into a gas gathering agreement (the Jupiter Gas Gathering Agreement) with EQT Gathering for gathering services on the Jupiter gathering system (Jupiter). The Jupiter Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which began on May 1, 2014. Under the agreement, EQT subscribed for approximately 225 MMcf per day of firm compression capacity which was available on Jupiter at that time. In the fourth quarter of 2014, EQM placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. This expansion added approximately 350 MMcf per day of compression capacity. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by 150 MMcf per day effective January 1, 2015. In the fourth quarter of 2015, EQM completed an additional expansion project which brought the total Jupiter compression capacity to approximately 775 MMcf per day. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by approximately 50 MMcf per day effective October 1, 2015 and approximately 150 MMcf per day effective November 1, 2015. The Jupiter Gas Gathering Agreement provides for separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of EQT’s contribution of Jupiter to EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of EQM (EQM Gathering Opco), on May 7, 2014, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering Opco.
On March 10, 2015, EQT entered into two gas gathering agreements with EQT Gathering for gathering services on the NWV Gathering system. The gathering agreement for gathering services on the wet gas header pipeline (WG-100 Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT has subscribed for approximately 400 MMcf per day of firm capacity currently available on the wet gas header pipeline. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the WG-100 Gas Gathering Agreement was assigned to EQM Gathering Opco.
The gas gathering agreement for gathering services in the Mercury, Pandora, Pluto and Saturn development areas (MPPS Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT initially subscribed for approximately 200 MMcf per day of firm capacity then available in the Mercury development area, 40 MMcf per day of firm capacity in the Pluto development area and 220 MMcf per day of firm capacity in the Saturn development area. EQT’s firm capacity subscribed under the MPPS Gas Gathering Agreement increased by 100 MMcf per day effective December 1, 2015 related to the completed expansion project in the Pandora development area. An additional expansion project brought the total Saturn compression capacity to 300 MMcf per day effective November 1, 2016. EQT has agreed to separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the MPPS Gas Gathering Agreement was assigned to EQM Gathering Opco.
Effective as of October 1, 2016, EQT entered into a 10-year (with year-to-year rollovers) gas gathering agreement for services in the Applegate/McIntosh and Terra development areas in southwestern Pennsylvania and the Taurus development area in northern West Virginia (the AMTT Gathering Agreement). Under the agreement, EQT initially subscribed for total firm capacity of approximately 235 MMcf per day. Effective September 1, 2018, the contracted firm capacity under the agreement increased to an aggregate of 365 MMcf per day during the remaining life of the contract in connection with, among other things, an expected expansion project in the Applegate/McIntosh development area. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of EQM’s acquisition of certain gathering and transmission assets from EQT in October 2016, the AMTT Gathering Agreement was assigned to EQM Gathering Opco.
As a result of the Rice Merger, the surviving entity acquired all of Rice Energy’s rights and assumed all of Rice Energy’s obligations under a second amended and restated gas gathering and compression agreement executed on March 31, 2017 with EQM Olympus, which became a wholly-owned subsidiary of EQM on May 22, 2018 as a result of the 2018 Drop-Down Transaction. Pursuant to the agreement, EQM provides gathering services to EQT in Belmont County, Ohio. The agreement has a 15-year term that began on December 22, 2014 (with month-to-month rollovers). Under the agreement, Rice Energy initially subscribed for total guaranteed capacity of approximately 100 MMcf per day to the Dominion East Ohio delivery point. Over the course of the agreement, new delivery points came online: Texas Eastern Pipeline (April 30, 2015; 200 MMcf per day), Rockies Express Pipeline (December 31, 2015; 225 MMcf per day), ET Rover Pipeline (September 1, 2017; 100 MMcf per day) and Leach Xpress Pipeline (November 1, 2017; 200 MMcf per day). With the foregoing expansion, the total guaranteed capacity under the agreement increased to approximately 825 MMcf per day across all delivery points. EQT also delivers gas to the Goliath delivery point on an interruptible basis. EQT will pay a fixed fee (based on the applicable receipt and delivery points) per dekatherm of natural gas delivered. In addition to gathering services, EQM Olympus agreed to provide interconnection and compression services for an additional fee.
On June 8, 2017, EQT and two third party producers entered into a 15-year (with year-to-year rollovers) gas gathering agreement with EQM Gathering Opco for gathering services on the Marianna Gathering System (the Marianna Gas Gathering Agreement), pursuant to which EQT will pay a fixed fee per dekatherm of natural gas, subject to certain annual and other adjustments, gathered by EQM Gathering Opco. Under the Marianna Gas Gathering Agreement, EQT also dedicated approximately 10,100 acres and any future acreage EQT acquires within the dedicated area during the term to EQM Gathering Opco.
On August 8, 2017, EQT entered into a 10-year (with year-to-year rollovers) gas gathering agreement with EQM Gathering for gathering services on the River Pad Gathering System (the River Pad Gas Gathering Agreement). Under the agreement, EQT has subscribed for approximately 30 MMcf per day of firm capacity that became available in the second quarter of 2018. Under the River Pad Gas Gathering Agreement, EQT also dedicated approximately 30,000 acres and any future acreage EQT acquires within the dedicated area during the term to EQM Gathering Opco and agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity.
EQT Energy, LLC (EQT Energy), an indirect wholly owned subsidiary of EQT, is a party to a gas gathering agreement with EQM for interruptible service on EQM’s FERC-regulated low pressure gathering system. The agreement has a primary term of one year and renews automatically for one-month periods, subject to 30 days prior written notice by either party to terminate. Service under this gathering agreement is fee based at the rate specified in EQM’s tariff.
On February 12, 2018, EQT Energy and EPC executed a gas gathering agreement (the Hammerhead Gas Gathering Agreement) with EQM Gathering Opco to provide gathering and transmission services from receipt points on the Jupiter gathering system, Marianna gathering system and a gathering system in Washington County, Pennsylvania and delivery into the Texas Eastern Pipeline and the MVP. The Hammerhead Gas Gathering Agreement has a 20-year term (with year-to-year rollovers), which is expected to begin in the fourth quarter of 2019 following the in-service date of the Hammerhead gathering system (or, if later, the in-service date of the MVP). Under the agreement, EQT has subscribed for approximately 1,200 million dekatherm (MDth) per day of firm gathering capacity during the life of the contract. The capacity reservation charge under the contract is fixed, subject to certain annual and other adjustments, including certain adjustments in the event the in-service date under the agreement has not occurred by the end of the third quarter of 2020. EQT has agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity.
Finally, on June 7, 2018, EQT Energy and EPC executed a gas gathering agreement with EQM for gathering services in the Claysville (Pisces) development area (the Claysville Gas Gathering Agreement). The Claysville Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which is expected to begin in the fourth quarter of 2019 following the in-service date of the Claysville (Pisces) Gathering System. Under the agreement, EQT initially subscribed for total firm capacity of approximately 200,000 MDth per day. The contracted firm capacity will increase to 300,000 MDth per day during the life of the contract. The capacity reservation charge under the contract is fixed, subject to certain annual and other adjustments. EQT has agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity.
Legacy RMP Gas Gathering Agreements
As a result of the EQM-RMP Merger, the surviving entity acquired all of RMP's rights and assumed all of RMP's obligations under various gas gathering agreements with EQT and its affiliates, as described in detail below.
As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a fixed price per unit gathering and compression agreement executed on December 22, 2014 with Rice Energy (which was acquired by EQT as a result of the Rice Merger) that expires in December 2029. Pursuant to the agreement, EQM gathers natural gas on certain of the Washington and Greene Counties, Pennsylvania gathering systems acquired by EQM as a result of the EQM-RMP Merger and provides compression services. Under the agreement, EQM charges EQT a gathering fee of $0.30 per dekatherm and a compression fee of $0.07 per dekatherm per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 209,000 gross acres of EQT’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2018 and, subject to certain exceptions and limitations pursuant to the gas gathering and compression agreement, any future acreage certain affiliates of EQT acquire within these counties.
Pursuant to the gas gathering and compression agreement, EQT will from time to time provide EQM with notice of the date on which it expects to require gas production to be delivered from a particular well pad. Subject to the provisions described in the following paragraph, EQM will be obligated to build out its gathering systems to such well pad and to install facilities to connect all wells planned for such well pad as soon as reasonably practicable, but in any event within one year of receipt of such notice, subject to extension for force majeure, including inability to obtain or delay in obtaining permits and rights of way.
EQM will be obligated to connect all of EQT’s wells that produce gas from the area dedicated to EQM under the gas gathering and compression agreement that (i) were completed as of the closing date of RMP's IPO, (ii) were included in Rice Energy's initial development plan for drilling activity for the period from the closing date of RMP's IPO through December 31, 2017 or (iii) are within five miles of the gas gathering system acquired by EQM as a result of the EQM-RMP Merger on the date EQT provides EQM with notice that a new well pad is expected to require gathering services. For wells other than those described in the preceding sentence, EQM and EQT will negotiate in good faith an appropriate gathering fee. If EQM cannot reach agreement with EQT on a gathering fee for any such additional well, EQT will have the option to have EQM connect such well to its gathering systems for a gathering fee of $0.30 per dekatherm and bear the incremental cost of constructing the connection to such well in excess of the cost EQM would have incurred to connect a well located on the five-mile perimeter, or EQT will cause such well to be released from EQM's dedication under the gas gathering and compression agreement.
As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a fixed price per unit gathering and compression agreement executed on December 18, 2015 with Rice Energy (which was acquired by EQT as a result of the Rice Merger). Pursuant to the agreement, EQM gathers natural gas on the Washington County, Pennsylvania gathering system acquired by EQM as a result of the EQM-RMP Merger and provides compression services to EQT. The current term of this agreement expires in January 2021 with a 10-year extension term and renews on an annual basis after the expansion term. Under the agreement, EQM receives fixed gathering and compression fees per dekatherm, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers the Cracker Jack Area of Mutual Interest, which consists of approximately 29,000 gross acres of EQT’s acreage position in Washington County (the CJ AMI) as of December 31, 2018. Upon notice from EQT, EQM will be obligated to connect additional EQT wells within the CJ AMI. Following receipt of all necessary permits and rights of way relating to such additional connections, EQM will have three weeks for completion of each mile of pipeline required for such connection, with the exception of any pipeline to be located less than one mile from our existing gathering system, for which the connection must be completed within eight weeks of receiving all necessary permits and rights of way.
Also, as a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a 15-year, fixed price per unit gathering and compression agreement executed on October 21, 2015 with Rice Energy (which was acquired by EQT as a result of the Rice Merger). Pursuant to the agreement, EQM gathers natural gas on the Washington County, Pennsylvania gathering system acquired by EQM as a result of the EQM-RMP Merger and provides compression services to EQT. Under the agreement, EQM receives fixed gathering and compression fees per dekatherm, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 2,200 gross acres of EQT’s acreage position in Washington County as of December 31, 2018.
Effective as of December 16, 2016, in connection with an acquisition by EQT, EQT assumed the obligations under the Appalachia North Gathering System Gas Gathering Agreement, to which RMP was a party prior to the EQM-RMP Merger. As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under this agreement to gather natural gas on the Washington County, Pennsylvania gathering system acquired by EQM as a result of the EQM-RMP Merger and provide compression services to EQT. Under the agreement, EQM receives fixed gathering and compression fees per dekatherm, each subject to annual adjustment for inflation based on the Consumer Price Index. The initial term of this agreement is until December 31, 2023 and it covers approximately 4,000 gross acres of EQT’s acreage position in Washington County as of December 31, 2018.
Effective as of October 19, 2016, in connection with RMP’s acquisition in October 2016 of certain midstream assets previously owned by affiliates of Vantage Energy, LLC (the Vantage Midstream Asset Acquisition), RMP acquired Vantage Energy II Access LLC, which became an indirect wholly-owned subsidiary of EQM as a result of the EQM-RMP Merger. Vantage Energy II Access LLC is party to a gas gathering agreement with an affiliate of EQT. Pursuant to the agreement, EQM gathers natural gas on its Windridge gathering system and provides compression and dehydration services to EQT. The initial term of this agreement expires in December 2023, with monthly renewal terms thereafter. Under the agreement, EQM receives fixed gathering, compression and dehydration fees per dekatherm, each subject to an annual adjustment for inflation based upon the Consumer Price Index. Under this agreement, EQT dedicates the first 20,000 dekatherm per day of gas in Greene County, Pennsylvania to the Windridge gathering system, and may also deliver gas from the Utica formation or other locations outside the dedicated acreage, which will count towards EQT’s dedication. Upon notice from EQT, EQM will be obligated to connect additional receipt and delivery points on the Windridge gathering system at EQT's sole cost.
Additionally, Vantage Energy II Access LLC is party to a letter agreement with an affiliate of EQT, among other parties, pursuant to which EQM facilitates the crossflow of EQT’s gas into the Windridge gathering system from its Rogersville gathering system for an additional 25% of the gathering fee and an additional 100% of the compression fee applicable to services provided to EQT on its Windridge system.
On November 25, 2015, Rice Poseidon Midstream LLC, which became an indirect wholly-owned subsidiary of EQM as a result of the EQM-RMP Merger, executed a fixed price per unit gas gathering agreement with a subsidiary of Rice Energy (which was acquired by EQT as a result of the Rice Merger). Pursuant to the agreement, EQM gathers and compresses natural gas on its Whipkey gathering system and connects its gathering system with the ASR gathering system. The primary term of this agreement expires in November 2025, with yearly evergreen renewal terms thereafter. EQM receives fixed gathering and compression fees per dekatherm. Additionally, it receives an interconnect fee on a monthly basis per dekatherm received at each applicable receipt point. All fees are subject to an annual adjustment based on the Consumer Price Index. This agreement covers approximately 2,200 gross acres of EQT’s gross acreage position in Greene County, Pennsylvania. Under this agreement, EQT dedicates all gas from the subject acreage to the Whipkey gathering system.
On September 14, 2017, Rice Poseidon Midstream LLC, which became an indirect wholly-owned subsidiary of EQM as a result of the EQM-RMP Merger, executed a gas gathering agreement with two subsidiaries of EQT. Pursuant to the agreement, EQM provides gathering services for EQT's State Gamelands 179 Well Pad in Greene County, Pennsylvania. The initial term of the agreement expires in September 2032 (with year-to-year rollovers). EQT initially subscribed for total guaranteed capacity of approximately 200 MMcf per day, with additional volumes delivered on an interruptible basis. Beginning on January 1, 2020, and continuing each year thereafter, EQT and EQM will adjust the total guaranteed capacity for the following year to account for new dedicated gas to be brought online and taking into account the average volume of gas delivered in excess of total guaranteed capacity during the six months prior to the adjustment. Also, under the agreement, EQT has dedicated all gas from the Marcellus formation or above that is produced from wells located in the State Gamelands 179 Well Pad. EQT may also dedicate new gas under the agreement upon notice to EQM, which would result in an upward adjustment to total guaranteed capacity after January 1, 2020, as described above. EQM provides both gathering and compression services, with separate fixed fees charged per dekatherm of gas gathered and compressed.
Transportation Service and Precedent Agreements
For the years ended December 31, 2018, 2017 and 2016, EQM’s transportation agreements with EQT accounted for approximately 62% 64% and 73%, respectively, of the natural gas throughput on EQM’s transmission and storage system and 54%, 54% and 51%, respectively, of EQM’s transmission revenues.
EQT Energy has contracted with Equitrans for firm transmission capacity with a primary term through October of 2024. The reserved capacity under this contract was 1,076 BBtu per day through August 1, 2016, is 1,035 BBtu through July 1, 2023 and will decrease as follows thereafter: 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024. EQT Energy’s firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. In addition, during 2017, EQT Energy assumed a contract for 20 BBtu per day of firm transmission capacity with a primary term through June 30, 2024 which will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. On November 13, 2017, EQT acquired a contract for 105 BBtu per day of firm transmission capacity with a primary term through October 31, 2018, which automatically renewed on November 1, 2018 and will continue to automatically renew for one year periods upon the expiration of the then current term, subject to six months prior written notice by either party to terminate. EQM has also entered into agreements with EQT Energy to provide (i) interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate; and (ii) interruptible wheeling service, which is currently renewing automatically for one year periods, subject to one month prior written notice by either party to terminate.
In January 2016, EQT Energy entered into a firm transportation agreement for 650 BBtu per day of firm transmission capacity on EQM’s Ohio Valley Connector pipeline. The firm transmission capacity became available when the pipeline began service on October 1, 2016. This agreement has a primary term through September 30, 2036.
EQT Energy is also party to a precedent agreement and service agreement with Equitrans for 300 BBtu per day of firm transmission capacity for a 20-year term utilizing proposed capacity that will be created by EQM’s proposed Equitrans, L.P. Expansion project. The firm transmission capacity will become available upon completion of the project, which EQM is targeting in the fourth quarter of 2019.
In connection with the Marianna Gas Gathering Agreement, on August 7, 2017, EQT Energy entered into a two-year (with month-to-month rollovers) transportation service agreement with Equitrans, under which EQT Energy pays a fixed fee per dekatherm of natural gas transported under the agreement. The transmission agreement was effective on September 1, 2017.
In connection with the River Pad Gas Gathering Agreement, on July 25, 2017, EQT Energy entered into a 10-year (with year-to-year rollovers) transportation service agreement with Equitrans for approximately 30 MMcf per day of firm transportation capacity. The firm transmission capacity will become available upon completion of the River Pad project, which was completed in the second quarter of 2018.
Storage Agreements
EQM is not currently a party to any firm storage agreements with EQT. EQM does, however, provide balancing, lending and parking services to EQT pursuant to Rate Schedule LPS. For the years ended December 31, 2018, 2017 and 2016, EQT accounted for approximately 3%, 2% and 1%, respectively, of EQM’s storage revenues.

Water Services Agreements
For the year ended December 31, 2018 and for the period from November 13, 2017 through December 31, 2017, EQT represented 93% and substantially all of EQM's water service revenues, respectively.
EQM Water Services Agreements
On June 18, 2018, EQM executed a water services agreement with EQT whereby EQM agreed to provide, on an interruptible basis, fresh water for use in connection with well drilling, hydro-fracturing and extraction operations at EQT’s Carpenter well pad located in Greene County, Pennsylvania. The agreement has an initial term of five years, beginning on the in-service date of the water system, which occurred on July 17, 2018, and may be extended by the written agreement of the parties thereafter. Under the agreement, EQM receives a fixed fee for freshwater deliveries by pipeline directly to the Carpenter well pad. EQM and EQT entered into an Amended and Restated Water Services Agreement for the Carpenter well pad effective December 3, 2018 (Amended Carpenter Agreement). Pursuant to the Amended Carpenter Agreement, EQM will provide fresh water from its Washington and Greene County and Southwestern Pennsylvania Water Authority (SPWA) systems to the Carpenter well pad at a fixed rate paid by EQT. EQM’s service will be provided on an interruptible basis, although EQT has committed to exclusively use EQM’s water for the Carpenter well pad up to the required daily volume (on days EQT withdraws water). The Amended Carpenter Agreement contemplates a target in-service date of June 1, 2019, has an initial term of five years from the effective date and may be extended by written agreement of the parties thereafter.
Effective July 13, 2018, EQM executed a water services agreement with EQT whereby EQM agreed to provide, on an interruptible basis, fresh water for use in connection with hydraulic fracturing and drilling operations and other related operations in EQT’s Claysville (Pisces) development area, subject to a minimum annual volume commitment. Under the agreement, EQM agreed to construct and operate a fresh water system connecting the SPWA's water system to each well within the Claysville (Pisces) development area for the delivery of fresh water under the water services agreement. The agreement has an initial term of ten years from the in-service date of the fresh water system, which is expected to occur in the second quarter of 2019, and will continue from year to year thereafter. Under the agreement, EQM will receive, in addition to certain other fees, (i) fixed fees per gallon based upon the volume of fresh water deliveries over the term of the agreement, subject to annual consumer price index adjustments, (ii) fees assessed by SPWA or another third party to source fresh water for delivery through the fresh water system; and (iii) reimbursement for all operational costs and fees to provide water to EQT.
In December 2018, Equitrans Water Services (PA), LLC executed three (3) additional water services agreements with EQT Production Company to design, construct, operate and maintain fresh water systems for the purpose of providing fresh water services to support EQT’s well drilling, hydraulic fracturing and extraction work at several of its operations at various locations in Washington and Greene Counties, Pennsylvania:

•
Third Amended and Restated Water Services Agreement, dated December 3, 2018 (Kevech/Smith Agreement). Pursuant to the Kevech/Smith Agreement, Equitrans Midstream will provide fresh water from its Washington and Greene County system to EQT’s SR-917, Xman, Cashdollar, Kevech, Smith and Mojo well pads and charge a fixed rate paid that varies by delivery point. Equitrans Midstream’s service will be provided on an interruptible basis, although EQT has committed to exclusively using Equitrans Midstream’s water provided from the Smith and Kevech delivery points. EQT must provide 60 days’ notice prior to required service at the Cashdollar, Smith, and Kevech delivery points and 45 days’ notice prior to required service for all other delivery points. The Kevech/Smith Agreement has an initial term expiring October 21, 2022, which may be extended annually by EQT with prior notice for up to four periods of one year each.

•
Water Services Agreement, dated December 3, 2018 (Steelhead Agreement). Pursuant to the Steelhead Agreement, Equitrans Midstream will provide fresh water from the SPWA system to EQT’s Hunter, Gahagan, Gregor, Lacko and Sanders well pads (and any additional delivery points added within 2,500 feet of each pad) and charge a tiered rate paid based upon water volumes provided. Equitrans Midstream’s service is provided on a firm basis up to EQT’s agreed minimum annual water volume commitment and on an interruptible basis thereafter. The Steelhead Agreement contemplates an in-service date within November 15 and December 1, 2018 and has an initial term of ten years which can be extended year to year thereafter.

•
Water Service Agreement, dated December 10, 2018 (SGL-179 Agreement). Pursuant to the SGL-179 Agreement, Equitrans Midstream will provide fresh water from the SPWA system to EQT’s State Game Lands 179 well pad (and any additional delivery points that are added within a 1.5 mile radius around the SGL-179 pad) and charge a tiered rate paid based upon water volumes provided. Equitrans Midstream’s service is to be provided on a firm basis up to EQT’s agreed minimum annual water volume commitment and on an interruptible basis thereafter. The SGL-179 Agreement contemplates an in-service date range within June 1 and June 15, 2019 and has an initial term of ten years which can be extended year to year thereafter.

EQM Gathering Opco LLC and EQT also entered into a letter agreement dated December 3, 2018 memorializing EQM’s commitment in furtherance of existing water services agreements between Equitrans Water Services (OH) LLC and Equitrans Water Services (PA) LLC and EQT to provide and transfer fresh water from EQM owned and operated impoundments in Ohio and Pennsylvania to EQT operations (Impoundment Agreement). Pursuant to the Impoundment Agreement, EQM will provide this service on an interruptible basis and EQM has the sole right to agree to, limit, or reject EQT service requests. EQT is responsible for all costs incurred to provide this service and will pay EQM a fixed rate for supplied water. EQT shall provide as much notice as reasonably possible prior to required in-service dates and the Impoundment Agreement will remain effective until the parties mutually agree to terminate it.
Legacy RMP Water Services Agreements
As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a Second Amended and Restated Water Services Agreement executed on June 13, 2017 with EQT, pursuant to which EQM provides certain freshwater services to EQT for various delivery points in Washington and Greene Counties, Pennsylvania. The term of the agreement expires on October 15, 2020. Under the agreement, EQM receives fees per gallon based upon the relevant delivery point.
As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under water services agreements executed on November 4, 2015 with Rice Energy, pursuant to which EQM provides certain fluid handling services to EQT, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements expires in December 2029 and continues from month to month thereafter. Under the agreements, EQM will receive (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual consumer price index adjustments, and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by it, plus a 2% margin.
The table below sets forth the revenues recognized by EQM with respect to the gathering, transmission and storage and water services agreements described above with EQT or its affiliates for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(Thousands)
DESCRIPTION OF REVENUE
Gathering	$997,070	$509,967	$397,494
Transmission	$386,801	$371,986	$334,778
Water Service	$111,227	$13,605	$—
Pipeline, Construction, Ownership and Operating Agreement
A subsidiary of EQT is party to a Pipeline, Construction, Ownership and Operating Agreement (the Whipkey Agreement) pursuant to which it owns a 60% working interest in a joint venture that owns a natural gas gathering pipeline in Greene County, Pennsylvania. The gathering pipeline owned by the joint venture is connected to seven producing wells operated by EQT. The Whipkey Agreement was contributed to RMP, which was acquired by EQM as a result of the EQM-RMP Merger, in connection with the closing of RMP’s IPO. RMP, prior to the EQM-RMP Merger, and EQM, following the EQM-RMP Merger, recognized approximately $1.8 million, $2.1 million, $0.6 million of revenue, respectively, during the years ended December 31, 2018, 2017 and 2016, respectively, pursuant to the Whipkey Agreement.
EQT Corporation Guaranty
EQT has guaranteed all payment obligations, plus interest and any other charges, due and payable by EQT Energy to Equitrans pursuant to the agreements discussed above, up to $50 million. This guaranty will terminate on November 30, 2023 unless terminated earlier by EQT by providing 10 days written notice.
364-day Uncommitted Revolving Loan Agreement
In October 2016, EQM entered into a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). The 364-Day Facility was available for general partnership purposes and did not contain any covenants other than the obligation to pay accrued interest on outstanding borrowings. Interest accrued on any outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the revolving credit agreement with the largest aggregate commitment amount to which EQM was then a party, less the sum of (i) the then applicable commitment fee under the such agreement and (ii) 10 basis points.

EQM had no borrowings outstanding on the 364-Day Facility as of December 31, 2018 and 2017. There were no borrowing outstanding at any time during the year ended December 31, 2018 on the 364-Day Facility. During the year ended December 31, 2017, the maximum amount of EQM's outstanding borrowings under the 364-Day Facility at any time was $100 million, the average daily balance was approximately $23 million and the weighted average annual interest rate was 2.2%. There were no amounts outstanding at any time under the 364-Day Facility in 2016.
On November 12, 2018, in connection with the Separation, EQT terminated the 364-Day Facility.
Transmission Acreage Dedication
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
For purposes of the policy, a “Related Person” is any director or executive officer of the EQM General Partner, any nominee for director, any unitholder known to EQM to be the beneficial owner of more than 5% of any class of EQM’s voting securities, and any immediate family member of any such person. A “Related Person Transaction” is generally a transaction in which EQM is, or the EQM General Partner or any of its subsidiaries is, a participant, where the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. Transactions resolved under the conflicts provision of EQM’s partnership agreement are not required to be reviewed or approved under the policy. Please read “Conflicts of Interest” below.
To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the Board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the EQM General Partner’s executive officers, as long as the executive officer is not an immediate family member of another of the EQM General Partner’s executive officers or directors and the compensation paid to such executive officer was approved by the Board; (ii) transactions involving compensation and benefits paid to the EQM General Partner’s directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of the director’s only relationship is as an employee or executive officer, a director, or a beneficial owner of less than 10% of that company’s shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company’s consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of EQM, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by EQM or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person’s only relationship is as an employee or a director or trustee, provided the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient’s consolidated gross revenues.
If, after applying these categorical standards and weighing all of the facts and circumstances, management determines that a proposed transaction is a Related Person Transaction, management must present the proposed transaction to the Board for review or, if impracticable under the circumstances, to the chairman of the Board. The Board must then either approve or reject the transaction in accordance with the terms of the policy taking into account all facts and circumstances, including (i) the benefits to EQM of the transaction; (ii) the terms of the transaction; (iii) the terms available to unaffiliated third parties and employees generally; (iv) the extent of the affected director or executive officer’s interest in the transaction; and (v) the potential for the transaction to affect the individual’s independence or judgment. The Board may, but is not required to, seek the approval of the Conflicts Committee for the resolution of any related person transaction.
Conflicts of Interest
Conflicts of interest exist and may arise in the future as a result of the relationships between the EQM General Partner and its affiliates, including Equitrans Midstream, on the one hand, and EQM and its limited partners, on the other hand. The directors and officers of the EQM General Partner have duties to manage the EQM General Partner in a manner beneficial to its owners. At the same time, the EQM General Partner has a duty to manage EQM in a manner beneficial to EQM and its limited partners. The Delaware Revised Uniform Limited Partnership Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, EQM’s partnership agreement contains various provisions replacing the fiduciary duties that would otherwise be owed by its general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. EQM’s partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.
Four of the officers and five of the directors of the EQM General Partner are also officers and/or directors of Equitrans Midstream and owe fiduciary duties to Equitrans Midstream. Consequently, these directors and officers may encounter situations in which their obligations to Equitrans Midstream, on the one hand, and EQM, on the other hand, are in conflict.
Whenever a conflict arises between the EQM General Partner or its affiliates, on the one hand, and EQM or any other partner, on the other, the EQM General Partner will resolve that conflict. The EQM General Partner may seek the approval of such resolution from the Conflicts Committee. There is no requirement that the EQM General Partner seek the approval of the Conflicts Committee for the resolution of any conflict, and, under EQM’s partnership agreement, the EQM General Partner may decide to seek such approval or resolve a conflict of interest in any other way permitted by the partnership agreement, as described below, in its sole discretion. The EQM General Partner will decide whether to refer the matter to the Conflicts Committee on a case-by-case basis. An independent third party is not required to evaluate the fairness of the resolution.
The EQM General Partner will not be in breach of its obligations under the partnership agreement or its duties to EQM or its limited partners if the resolution of the conflict is:

•	approved by the Conflicts Committee, although the EQM General Partner is under no obligation to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by the EQM General Partner or any of its affiliates;

•	determined by the Board to be on terms no less favorable to EQM than those generally being provided to or available from unrelated third parties; or

•
determined by the Board to be fair and reasonable to EQM, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQM.

The EQM General Partner may, but is not required to, seek the approval of such resolution from the Conflicts Committee. If the EQM General Partner does not seek approval from the Conflicts Committee and the Board determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the Board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or EQM challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. In resolving conflicts of interest under the standard set forth in the fourth bullet point above, the EQM partnership agreement permits the Board to take into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to EQM, in determining what is fair and reasonable to EQM. Fair and reasonable is not defined in the EQM partnership agreement and what constitutes fair and reasonable will depend on the circumstances. Furthermore, the EQM partnership agreement permits the Board to consult with legal counsel, investment bankers and other advisors in making decisions, though the extent to which the Board will seek such advice will depend on the facts and circumstances of the transaction being considered. If the EQM General Partner Board reasonably believes that advice or an opinion provided by such advisors is within such person’s professional or expert competence, then any act taken in reliance upon such advice or opinion will conclusively be deemed to be fair and reasonable. Unless the resolution of a conflict is specifically provided for in EQM’s partnership agreement, the EQM General Partner or the Conflicts Committee may consider any factors it determines in good faith to consider when resolving a conflict. When EQM’s partnership agreement requires someone to act in good faith, it requires that person to subjectively believe that he or she is acting in the best interests of EQM or meets the specified standard, for example, a transaction on terms no less favorable to EQM than those generally being provided to or available from unrelated third parties.
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
Item 14. Principal Accounting Fees and Services
Ernst & Young LLP served as EQM’s independent auditor for the year ended December 31, 2018. The following chart details the fees billed to EQM by Ernst & Young LLP during 2018 and 2017:

	Years Ended December 31,
	2018	2017
Audit fees (1)	$817,920	$705,000
Audit-related fees (2)	—	4,500
Tax fees	—	—
All other fees	—	—
Total	$817,920	$709,500

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
All audit and permitted non-audit services must be pre-approved by the Audit Committee. The Audit Committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chairman of the Audit Committee but only where pre-approval is required to be acted upon prior to the next Audit Committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000. The Audit Committee encourages management to seek pre-approval from the Audit Committee at its regularly scheduled meetings. In 2018, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.
The Audit Committee has approved the appointment of Ernst & Young LLP as EQM’s independent auditor to conduct the audit of EQM’s consolidated financial statements for the year ended December 31, 2019.
PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	1	Financial Statements	Page Reference
		Statements of Consolidated Operations for each of the three years in the period ended December 31, 2018	73
		Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2018	75
		Consolidated Balance Sheets as of December 31, 2018 and 2017	77
		Statements of Consolidated Equity for each of the three years in the period ended December 31, 2018	78
		Notes to Consolidated Financial Statements	80

	2	Financial Statement Schedules
		All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.

	3	Exhibits
		The exhibits referenced below are filed (or, as applicable, furnished) as part of this Annual Report on Form 10-K.

Exhibits	Description	Method of Filing
2.1(a)
Contribution and Sale Agreement, dated as of March 10, 2015, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on March 10, 2015.
2.1(b)
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 30, 2017, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQT Midstream Services, LLC, EQM Gathering Opco, LLC, EQT Corporation, EQT Gathering, LLC, EQT Energy Supply Holdings, LP, and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 2.1 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2017.
2.2
Purchase and Sale Agreement, dated as of October 13, 2016, by and among EQT Corporation, EQT Gathering Holdings, LLC, EQT Gathering, LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), Equitrans Investments, LLC, Equitrans, L.P. and EQM Gathering Opco, LLC. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on October 13, 2016.
2.3
Agreement and Plan of Merger, dated as of April 25, 2018, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), EQM Acquisition Sub, LLC, EQM GP Acquisition Sub, LLC, RM Partners LP (formerly known as Rice Midstream Partners LP), EQM Midstream Management LLC (formerly known as Rice Midstream Management LLC) and, solely for purposes of certain provisions thereof, EQT Corporation. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on April 26, 2018.

2.4
Contribution and Sale Agreement, dated as of April 25, 2018, by and among EQT Corporation, Rice Midstream Holdings LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and EQM Gathering Holdings, LLC. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.2 to Form 8-K (#001-35574) filed on April 26, 2018.
2.5
Agreement and Plan of Merger, dated February 13, 2019, by and among EQM Midstream Partners, LP, Equitrans Midstream Corporation, EQM Midstream Services, LLC, EQGP Services, LLC, EQGP Holdings, LP and the other parties thereto. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on February 14, 2019.
3.1(a)	Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP).	Incorporated herein by reference to Exhibit 3.1 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.1(b)	Certificate of Amendment to Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly EQT Midstream Partners, LP), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-35574) filed on October 15, 2018.
3.2	Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.3 to Form 8-K (#001-35574) filed on October 15, 2018.
3.3(a)	Certificate of Formation of EQM Midstream Services, LLC (formerly EQT Midstream Services, LLC).	Incorporated herein by reference to Exhibit 3.3 to Form S-1 Registration Statement (#333-179487) filed on February 13, 2012.
3.3(b)	Certificate of Amendment to Certificate of Formation of EQM Midstream Services, LLC (formerly known as EQT Midstream Services, LLC), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to Form 8-K (#001-35574) filed on October 15, 2018.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
3.4	Fourth Amended and Restated Limited Liability Company Agreement of EQM Midstream Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to Form 8-K (#001-35574) filed on October 15, 2018.
4.1
Indenture, dated as of August 1, 2014, by and EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-35574) filed on August 1, 2014.
4.2
First Supplemental Indenture, dated as of August 1, 2014, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, the subsidiaries of EQM Midstream Partners, LP party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to Form 8-K (#001-35574) filed on August 1, 2014.
4.3
Second Supplemental Indenture, dated as of November 4, 2016, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to Form 8-K (#001-35574) filed on November 4, 2016.
4.4
Third Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.2 to Form 8-K (#001-35574) filed on June 25, 2018.
4.5
Fourth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.4 to Form 8-K (#001-35574) filed on June 25, 2018.
4.6
Fifth Supplemental Indenture, dated as of June 25, 2018, by and between EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated herein by reference to Exhibit 4.6 to Form 8-K (#001-35574) filed on June 25, 2018.
10.1	Assignment and Assumption Agreement, dated as of March 30, 2015, by and among EQT Gathering, LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and MVP Holdco, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.2	Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, EQM Midstream Partners, LP, and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on November 13, 2018.
10.3
Secondment Agreement, dated December 7, 2017, by and among EQT Corporation, EQT Gathering, LLC, Equitrans, L.P., EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), and EQM Midstream Services, LLC.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on December 8, 2017.
10.4
Third Amended and Restated Credit Agreement, dated as of October 31, 2018, by and among EQM Midstream Partners, LP, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on October 31, 2018.
10.5	364-Day Uncommitted Revolving Loan Agreement, dated as of October 26, 2016, by and between EQT Corporation and EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP).	Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.6(a)*	EQT Midstream Services, LLC 2012 Long-Term Incentive Plan, dated as of July 2, 2012.	Incorporated herein by reference to Exhibit 10.5 to Form 8-K (#001-35574) filed on July 2, 2012.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
10.6(b)*	Form of Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.7*	Form of Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.8(a)	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.8(b)	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.9	EQT Guaranty dated as of April 25, 2012, executed by EQT Corporation in favor of Equitrans, L.P.	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
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
Incorporated herein by reference to Exhibit 10.13 to Form 10-K (#001-35574) for the year ended December 31, 2017.
10.13(a)
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
10.13(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to Form 10-K (#001-35574) for the year ended December 31, 2015.
10.13(c)
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
10.13(d)
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

Exhibits	Description	Method of Filing
10.13(e)	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.	Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.13(f)
Amendment No. 5 to Jupiter Gas Gathering Agreement, dated as of October 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks (***) because confidential treatment for those terms was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.14(f) to Form 10-K (#001-35574) for the year ended December 31, 2017.
10.14(a)
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
10.14(b)
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
10.15(a)
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
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.16*	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of September 10, 2016, by and between EQT Corporation and Jimmi Sue Smith.	Incorporated herein by reference to Exhibit 10.11 to Form 10-K (#001-35574) for the year ended December 31, 2016.
10.17
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
10.18
364-Day Term Loan Agreement, dated as of April 25, 2018, by and among EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), Wells Fargo Bank, National Association, as Administrative Agent and a lender, and the other lenders party thereto.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on April 26, 2018.
10.19
Second Amended and Restated Gas Gathering and Compression Agreement, dated as of March 31, 2017, by and between Rice Drilling D LLC and EQM Olympus Midstream LLC (formerly known as Rice Olympus Midstream LLC). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2018.
10.20(a)	Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and among Rice Drilling B LLC, RM Partners LP (formerly known as Rice Midstream Partners LP) and Alpha Shale Resources LP.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on December 22, 2014.
10.20(b)
First Amendment to Gas Gathering and Compression Agreement, effective as of October 19, 2016, by and among Rice Drilling B LLC, Alpha Shale Resources LP and RM Partners LP (formerly known as Rice Midstream Partners LP). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2018.
10.21
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
Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2018.
10.22	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.2 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.23	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (OH) LLC.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.24*	Letter Agreement, dated as of July 26, 2017, by and between EQT Corporation and Jeremiah J. Ashcroft III.	Incorporated herein by reference to Exhibit 10.18(A) to EQT Corporation’s Form 10-K (#001-3551) for the quarterly period ended December 31, 2017.
10.25*	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of August 7, 2017, by and between EQT Corporation and Jeremiah J. Ashcroft III.	Incorporated herein by reference to Exhibit 10.18(B) to EQT Corporation’s Form 10-K (#001-3551) for the quarterly period ended December 31, 2017.
10.26	Offer letter dated as of March 7, 2016 between EQT Corporation and Robert J. McNally.	Incorporated herein by reference to Exhibit 10.1 to EQT Corporation’s Form 8-K (#001-3551) filed on March 17, 2016.
10.27	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of March 10, 2016 by and between EQT Corporation and Robert J. McNally.	Incorporated herein by reference to Exhibit 10.02 to EQT Corporation’s Form 10-Q (#001-3551) for the quarter ended March 31, 2016.
10.28	Amended and Restated Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of July 29, 2015 between the EQT Corporation and Steven T. Schlotterbeck.	Incorporated herein by reference to Exhibit 10.5 to EQT Corporation’s Form 8-K (#001-3551) filed on July 31, 2015.
10.29	Second Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, RM Partners LP, EQM Midstream Management LLC, and EQM Poseidon Midstream LLC.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-35574) filed on November 13, 2018.

10.30	Omnibus Agreement, dated November 13, 2018, among Equitrans Midstream Corporation, EQM Midstream Partners, LP, and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 8-K (#001-35574) filed on November 13, 2018.
10.31	Secondment Agreement, dated November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP, and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-35574) filed on November 13, 2018.
21.1	List of Subsidiaries of EQM Midstream Partners, LP.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith as Exhibit 23.1.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
99.1	Named Executive Officer Compensation 2017 Peer Companies (General Industry).	Incorporated herein by reference to Exhibit 99.2 to Form 10-K (#001-35574) for the year ended December 31, 2016.
99.2	Named Executive Officer Compensation 2018 Peer Companies (General Industry).	Filed herewith as Exhibit 99.2.
99.3	Non-GAAP Financial Information.	Filed herewith as Exhibit 99.3.
99.1	Named Executive Officer Compensation 2017 Peer Companies (General Industry).	Incorporated herein by reference to Exhibit 99.2 to Form 10-K (#001-35574) for the year ended December 31, 2016.
99.2	Named Executive Officer Compensation 2018 Peer Companies (General Industry).	Filed herewith as Exhibit 99.2.
99.3	Non-GAAP Financial Information.	Filed herewith as Exhibit 99.3.
101	Interactive Data File.	Filed herewith as Exhibit 101.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQM Midstream Partners, LP

By: EQM Midstream Services, LLC, its General Partner

By:	/s/ THOMAS F. KARAM
Thomas F. Karam
President and Chief Executive Officer
February 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS F. KARAM	President, Chief Executive Officer and Chairman	February 14, 2019
Thomas F. Karam
(Principal Executive Officer)

/s/ KIRK R. OLIVER	Senior Vice President, Chief Financial Officer and Director	February 14, 2019
Kirk R. Oliver
(Principal Financial Officer)

/s/ PHILLIP D. SWISHER	Vice President and Chief Accounting Officer	February 14, 2019
Phillip D. Swisher
(Principal Accounting Officer)

/s/ DIANA M. CHARLETTA	Executive Vice President, Chief Operating Officer and Director	February 14, 2019
Diana M. Charletta

/s/ KENNETH M. BURKE	Director	February 14, 2019
Kenneth M. Burke

/s/ MICHAEL A. BRYSON	Director	February 14, 2019
Michael A. Bryson

/s/ ROBERT J. COOPER	Director	February 14, 2019
Robert J. Cooper

/s/ LARA E. WASHINGTON	Director	February 14, 2019
Lara E. Washington