Form 10-Q
period 2019-03-31
EQM Midstream Partners, LP
filed 2019-04-30
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(412) 395-2688 (Registrant's telephone number, including area code)

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

As of March 31, 2019, there were 200,457,630 Common Units and 7,000,000 Class B Units outstanding.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
TABLE OF CONTETS

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQM Midstream Partners, LP and its subsidiaries (collectively, EQM) as net income attributable to EQM plus net interest expense, depreciation, amortization of intangible assets, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and separation and other transaction costs less equity income, AFUDC (as defined below) – equity and adjusted EBITDA of assets prior to acquisition.
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
distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt and ongoing maintenance capital expenditures net of expected reimbursements.
ETRN Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its general partner, for limited purposes, EQM’s former general partner and Equitrans Midstream Corporation (Equitrans Midstream) in connection with the Separation (as defined below), pursuant to which, among other things, EQM agreed to provide Equitrans Midstream with a license to use the name "Equitrans" and related marks in connection with Equitrans Midstream’s business, and Equitrans Midstream agreed to provide EQM with, and EQM agreed to reimburse Equitrans Midstream for, certain general and administrative services.
Equitrans Midstream - Equitrans Midstream Corporation (NYSE: ETRN) and its subsidiaries.
EQT - EQT Corporation (NYSE: EQT) and its subsidiaries.
EQT Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its former general partner and EQT in connection the Separation (defined below) to memorialize certain indemnification obligations between EQM and EQT.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate and holds ownership interests in the MVP project and the MVP Southgate project.
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES).
Separation – the separation of EQT's midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (the Midstream Business), from EQT's upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT, which occurred on the Separation Date (defined below).
Separation Date – November 12, 2018.
throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Abbreviations	Measurements
ASU – Accounting Standards Update	Btu = one British thermal unit
FASB – Financial Accounting Standards Board	BBtu = billion British thermal units
FERC – U.S. Federal Energy Regulatory Commission	Bcf = billion cubic feet
GAAP – United States Generally Accepted Accounting Principles	Mcf = thousand cubic feet
IDRs – incentive distribution rights	MMcf = million cubic feet
IPO – Initial Public Offering	MMgal = million gallons
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (a)

	Three Months Ended March 31,
	2019	2018
	(Thousands, except per unit amounts)
Operating revenues (b)	$389,782	$371,026
Operating expenses:
Operating and maintenance (c)	27,883	27,172
Selling, general and administrative (c)	32,920	26,390
Separation and other transaction costs	3,513	—
Depreciation	47,065	41,280
Amortization of intangible assets	10,387	10,386
Total operating expenses	121,768	105,228
Operating income	268,014	265,798
Equity income (d)	31,063	8,811
Other income	2,210	904
Net interest expense (e)	49,356	12,670
Net income	251,931	262,843
Net income attributable to noncontrolling interests	—	2,493
Net income attributable to EQM	$251,931	$260,350

Calculation of limited partner interest in net income:
Net income attributable to EQM	$251,931	$260,350
Less pre-acquisition net income allocated to EQT	—	(83,132)
Less general partner interest in net income – general partner units	—	(3,117)
Less general partner interest in net income – IDRs	—	(44,164)
Limited partner interest in net income	$251,931	$129,937

Net income per limited partner common unit – basic	$1.63	$1.61
Net income per limited partner common unit – diluted	$1.56	$1.61

Weighted average limited partner common units outstanding – basic	154,259	80,607
Weighted average limited partner common units outstanding – diluted	161,259	80,607

Cash distributions declared per unit (f)	$1.145	$1.065

(a)
As discussed in Notes 1 and 2, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of EQM Olympus Midstream LLC (EQM Olympus), Strike Force Midstream Holdings LLC (Strike Force) and EQM West Virginia Midstream LLC (EQM WV), which were acquired by EQM effective on May 1, 2018 (the Drop-Down Transaction), and Rice Midstream Partners LP (RMP), which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control.

(b)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) (EQT) of $284.5 million and $265.6 million for the three months ended March 31, 2019 and 2018, respectively. See Note 7.

(c)
For the three months ended March 31, 2019, operating and maintenance expense included $11.0 million of charges from Equitrans Midstream Corporation (Equitrans Midstream). For the three months ended March 31, 2018, operating and maintenance expense included charges from EQT of $12.2 million. For the three months ended March 31, 2019, selling, general and administrative expense included charges from Equitrans Midstream of $27.9 million. For the three months ended March 31, 2018, selling, general and administrative expense included charges from EQT of $23.8 million. See Note 7.

(d)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 8.

(e)
Net interest expense included interest income on the Preferred Interest in EQT Energy Supply, LLC (EES) of $1.6 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

(f)	Represents the cash distributions declared related to the period presented. See Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (a)

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income	$251,931	$262,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,065	41,280
Amortization of intangible assets	10,387	10,386
Equity income	(31,063)	(8,811)
AFUDC – equity	(2,346)	(1,065)
Non-cash long-term compensation expense	255	499
Changes in other assets and liabilities:
Accounts receivable	(4,950)	(2,602)
Accounts payable	(72,188)	(14,145)
Other assets and other liabilities	(38,118)	(4,427)
Net cash provided by operating activities	160,973	283,958
Cash flows from investing activities:
Capital expenditures	(206,735)	(170,589)
Capital contributions to the MVP Joint Venture	(144,763)	(117,019)
Principal payments received on the Preferred Interest	1,141	1,079
Net cash used in investing activities	(350,357)	(286,529)
Cash flows from financing activities:
Proceeds from credit facility borrowings	602,000	304,000
Payments on credit facility borrowings	(145,000)	(128,000)
Distributions paid to unitholders	(211,292)	(158,735)
Distributions paid to noncontrolling interest	—	(750)
Capital contributions	—	12,873
Net cash provided by financing activities	245,708	29,388

Net change in cash, restricted cash and cash equivalents	56,324	26,817
Cash, restricted cash and cash equivalents at beginning of period	17,515	54,600
Cash, restricted cash and cash equivalents at end of period (b)	$73,839	$81,417

Cash paid during the period for:
Interest, net of amount capitalized	$88,240	$13,532

Non-cash activity during the period for:
Decrease in capital contribution receivable from EQT	$—	$(10,074)

(a)
As discussed in Notes 1 and 2, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	Includes $23.8 million of cash and cash equivalents and $50.0 million of cash escrowed as of March 31, 2019 associated with the Bolt-on Acquisition (as defined in Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$23,839	$17,515
Accounts receivable (net of allowance for doubtful accounts of $792 and $75 as of March 31, 2019 and December 31, 2018, respectively) (a)	259,340	254,390
Other current assets	13,286	14,909
Total current assets	296,465	286,814

Property, plant and equipment	6,639,047	6,367,530
Less: accumulated depreciation	(643,662)	(560,902)
Net property, plant and equipment	5,995,385	5,806,628

Investment in unconsolidated entity	1,673,325	1,510,289
Goodwill	1,123,813	1,123,813
Net intangible assets	565,726	576,113
Restricted cash (b)	50,000	—
Other assets	183,871	152,464
Total assets	$9,888,585	$9,456,121

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (c)	$143,186	$207,877
Due to Equitrans Midstream	65,932	44,509
Capital contribution payable to the MVP Joint Venture	156,412	169,202
Accrued interest	41,302	80,199
Accrued liabilities	20,165	20,672
Total current liabilities	426,997	522,459

Credit facility borrowings	1,082,000	625,000
Senior notes	3,457,981	3,456,639
Regulatory and other long-term liabilities	67,414	38,724
Total liabilities	5,034,392	4,642,822

Equity:
Common (200,457,630 and 120,457,638 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	4,852,205	4,783,673
Class B (7,000,000 and 0 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	1,988	—
General partner (0 and 1,443,015 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	—	29,626
Total equity	4,854,193	4,813,299
Total liabilities and equity	$9,888,585	$9,456,121

(a)	Accounts receivable as of March 31, 2019 and December 31, 2018 included approximately $182.2 million and $174.8 million, respectively, of related party accounts receivable from EQT.

(b)	Includes $50.0 million of cash escrowed as of March 31, 2019 associated with the Bolt-on Acquisition (as defined in Note 2).

(c)
Accounts payable as of December 31, 2018 included approximately $34.0 million of related party accounts payable to EQT. There was no related party balance with EQT included in accounts payable as of March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (a)

			Limited Partners
	Predecessor Equity	Noncontrolling Interest	Common Units	Class B Units	General Partner	Total Equity
	(Thousands)
Balance at January 1, 2018	$3,916,434	$173,472	$2,147,706	$—	$1,252	$6,238,864
Net income	83,132	2,493	129,937	—	47,281	262,843
Capital contributions	—	—	2,749	—	50	2,799
Equity-based compensation plans	168	—	331	—	—	499
Distributions paid to unitholders ($1.025 per common unit)	(32,845)	—	(82,596)	—	(43,294)	(158,735)
Net contributions from EQT	1,015	—	—	—	—	1,015
Distributions paid to noncontrolling interests	—	(750)	—	—	—	(750)
Balance at March 31, 2018	$3,967,904	$175,215	$2,198,127	$—	$5,289	$6,346,535

Balance at January 1, 2019	$—	$—	$4,783,673	$—	$29,626	$4,813,299
Net income	—	—	246,699	3,465	1,767	251,931
Equity-based compensation plans	—	—	255	—	—	255
Distributions paid to unitholders ($1.13 per common unit)	—	—	(136,117)	—	(75,175)	(211,292)
Equity restructuring associated with the EQM IDR Transaction	—	—	(42,305)	(1,477)	43,782	—
Balance at March 31, 2019	$—	$—	$4,852,205	$1,988	$—	$4,854,193

(a)
As discussed in Notes 1 and 2, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Financial Statements
Organization and Basis of Presentation
EQM is a growth-oriented Delaware limited partnership formed by EQT in January 2012. Prior to the completion of the EQM IDR Transaction (defined below), EQM Midstream Services, LLC was a direct, wholly-owned subsidiary of EQGP Holdings, LP (EQGP) and was the general partner of EQM (the Former EQM General Partner). Following the consummation of the EQM IDR Transaction, EQGP Services, LLC, a wholly-owned indirect subsidiary of Equitrans Midstream, became the general partner of EQM (the New EQM General Partner). References in these consolidated financial statements to Equitrans Midstream refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries.
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services operations of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (collectively, the Upstream Business) (the Separation). On November 12, 2018, the Separation was effected through a series of transactions that culminated in EQT's contribution of the Midstream Business to Equitrans Midstream.
On February 22, 2019, Equitrans Midstream completed its previously announced simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream, EQM, the Former EQM General Partner, EQGP, the New EQM General Partner, Equitrans Merger Sub, LP, a Delaware limited partnership (Merger Sub), and certain other parties thereto. Pursuant to the IDR Merger Agreement, on February 22, 2019, (i) Merger Sub merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly-owned subsidiary of EQM following the Merger, and (ii) each of (a) the incentive distribution rights (IDRs) in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding common units representing limited partner interests in EQGP were canceled, and, as consideration for such cancellation, certain affiliates of Equitrans Midstream received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and the New EQM General Partner retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. Following the EQM IDR Transaction, Equitrans Midstream continued to hold investments in the entities conducting the Midstream Business, which, following the EQM IDR Transaction and as of March 31, 2019, represented a 59.9% limited partner interest and the non-economic general partner interest in EQM. See Note 4 for further information.
The EQM IDR Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business. Therefore, the exchange resulted in a reclassification, as of February 22, 2019, of a $43.8 million deficit capital balance from the general partner line item to the common and Class B line items in EQM's consolidated balance sheets based on the respective limited partner ownership interests. The reclassification represented an allocation of the carrying value of the exchanged general partner interest. Prior to the EQM IDR Transaction, when distributions related to the general partner interest and IDRs were made, earnings equal to the amount of distributions were allocated to the general partner before the remaining earnings were allocated to the limited partner unitholders based on their respective ownership percentages. Subsequent to the EQM IDR Transaction, no earnings will be allocated to the general partner. The allocation of net income attributable to EQM for purposes of calculating net income per limited partner unit is described in Note 11.
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions represented business combinations between entities under common control. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of EQT's acquisition of Rice Energy Inc. (Rice) (the Rice Merger). EQM recorded the assets and liabilities acquired in the Drop-Down Transaction and the EQM-RMP Merger at their carrying amounts to EQT on the effective dates of the transactions. The consolidated financial statements are not necessarily indicative of the actual results of operations if EQM and the assets acquired in the Drop-Down Transaction and the EQM-RMP Merger had been operated together during the pre-acquisition periods.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of March 31, 2019 and December 31, 2018 and the results of its operations, cash flows and equity for the three months ended March 31, 2019 and 2018. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
EQM does not have any employees. Operational, management and other services for EQM are provided by the directors and officers of the New EQM General Partner and employees of Equitrans Midstream.
For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2018, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained therein.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The update provides an optional transition method of adoption that permits entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provides transition practical expedients. The standard requires disclosures of the nature, maturity and value of an entity's lease liabilities and elections taken by the entity. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which, among other things, clarifies interim disclosure requirements in the year of ASU 2016-02 adoption.
EQM adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. EQM uses a lease accounting system to monitor its current population of lease contracts. EQM implemented processes and controls to review new lease contracts for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards. For the disclosures required by the standards, see Note 3.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP, and, in its place, requires an entity to recognize its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. EQM is currently evaluating the effect this standard will have on its financial statements and related disclosures.
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
Following the adoption of ASU 2018-15, EQM began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of EQM's hosting arrangement, which has a fixed term of 7 years. For the three months ended March 31, 2019, EQM did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of consolidated operations when recognized.

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements, in that registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018 and EQM assessed the impact on its consolidated financial statements disclosures to be not significant. EQM adopted the final rule and began applying this disclosure change to its statement of consolidated equity in the first quarter of 2019.

2.	Acquisitions and Mergers
Bolt-on Acquisition
On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream Holdings, LLC (Eureka Midstream) and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.03 billion, composed of approximately $860 million in cash and approximately $170 million in assumed pro-rata debt, subject to certain adjustments set forth in the Purchase and Sale Agreement. Eureka Midstream owns a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus production. Hornet Midstream owns a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. In connection with the entry into the Purchase and Sale Agreement, EQM deposited $50.0 million with an escrow agent, which is presented in restricted cash on the consolidated balance sheet as of March 31, 2019. The deposit was credited towards the purchase price at the close of the acquisition. The Bolt-on Acquisition closed on April 10, 2019 and was funded through the Private Placement (as defined herein) of Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM that closed concurrently with the Bolt-on Acquisition. See Note 4 for further information on the Private Placement. As of the closing of the Bolt-on Acquisition, Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, had a $400 million credit facility, which is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations.
Shared Assets Transaction
On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with Equitrans Midstream pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM’s operations for aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service and is subject to certain adjustments (collectively, the Shared Assets Transaction). Pursuant to the Assignment and Bill of Sale, EQM may assume an additional facilities lease, and may acquire certain additional assets from Equitrans Midstream for additional cash consideration reflecting the net book value of in-service assets and expenditures made with respect to assets not yet in-service. The initial purchase price was funded utilizing EQM’s $3 billion Facility (defined in Note 9). Prior to the Shared Assets Transaction, EQM made quarterly payments to Equitrans Midstream based on fees allocated from Equitrans Midstream for use of in-service assets transferred to EQM in the transaction. In connection with the entry into the Assignment and Bill of Sale, that certain Omnibus Agreement among Equitrans Midstream, EQM and the New EQM General Partner (as successor to the Former EQM General Partner) was amended and restated in order to, among other things, govern Equitrans Midstream’s use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by Equitrans Midstream for expenses incurred by EQM in connection with such use.
EQM-RMP Merger
On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Merger Agreement) with RMP, Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), the Former EQM General Partner, EQM Acquisition Sub, LLC, a wholly-owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly-owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly-owned subsidiaries of EQM. Pursuant to the Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the EQM-RMP Merger was converted into the right to receive 0.3319 EQM common units (the Merger Consideration), the issued and outstanding IDRs of RMP were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Merger Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Merger Consideration consisted of approximately 34 million EQM common units of which

9,544,530 EQM common units were received by an indirect wholly-owned subsidiary of EQT. As a result of the EQM-RMP Merger, RMP's common units are no longer publicly traded.
Drop-Down Transaction
On April 25, 2018, EQT, Rice Midstream Holdings LLC (Rice Midstream Holdings), a wholly-owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly-owned subsidiary of EQM, entered into a Contribution and Sale Agreement pursuant to which EQM Gathering acquired from EQT all of EQT's interests in EQM Olympus, Strike Force and EQM WV in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of approximately $1.15 billion. EQM Olympus owns a natural gas gathering system that gathers gas from wells located primarily in Belmont County, Ohio. Strike Force owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream). The Drop-Down Transaction closed on May 22, 2018 with an effective date of May 1, 2018.
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

Goodwill and Purchase Price Allocation
(Thousands)
Estimated fair value of RMP, EQM Olympus, Strike Force(a) and EQM WV	$4,014,984

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets(b)	132,459
Intangible assets(c)	623,200
Property and equipment, net(d)	2,265,900
Other non-current assets	118
Current liabilities(b)	(117,124)
RMP $850 Million Facility(e)	(266,000)
Other non-current liabilities(e)	(9,323)
Total estimated fair value of assets acquired and liabilities assumed	2,629,230
Goodwill as of November 13, 2017(f)	1,385,754
Impairment of goodwill (g)	261,941
Goodwill as of December 31, 2018	$1,123,813

(a)	Includes the estimated fair value attributable to noncontrolling interest of $166 million.

(b)	The fair value of current assets and current liabilities were assumed to approximate their carrying values.

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

(g)
During its annual goodwill assessment for the year ended December 31, 2018, EQM determined that carrying value of the RMP PA Gas Gathering reporting unit, which comprises the Pennsylvania gathering assets acquired in the Rice Merger, was greater than its fair value. As a result, EQM recognized an impairment to goodwill of approximately $261.9 million.

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
RMP and the entities part of the Drop-Down Transaction were businesses and the related acquisitions were transactions between entities under common control; therefore, EQM recorded the assets and liabilities of these entities at their carrying amounts to EQT on the date of the respective transactions. The difference between EQT's net carrying amount and the total consideration paid to EQT was recorded as a capital transaction with EQT, which resulted in a reduction in equity. This portion of the consideration was recorded in financing activities in the statements of consolidated cash flows. EQM recast its consolidated financial statements to retrospectively reflect the EQM-RMP Merger and the Drop-Down Transaction for the periods the acquired businesses were under the common control of EQT; however, the consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if EQM had owned the acquired businesses during the periods reported.

3.	Leases
As discussed in Note 1, EQM adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 (the Adoption Date) using the optional transition method of adoption.
EQM elected a package of practical expedients that allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, EQM elected the following practical expedients: (i) to not reassess certain land easements, (ii) to not apply the recognition requirements under the standard to short-term leases and (iii) to combine and account for lease and nonlease contract components as a lease, which requires the capitalization of fixed nonlease payments on the Adoption Date or lease effective date and the recognition of variable nonlease payments as variable lease expense. Nonlease payments include payments for property taxes and other operating and maintenance expenses incurred by the lessor but payable by EQM in connection with the leasing arrangement.
On the Adoption Date, EQM recorded on its consolidated balance sheet an operating lease right-of-use asset and a corresponding operating lease liability of $2.3 million, reflecting the present value of future lease payments on EQM's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that EQM estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. EQM is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and March 31, 2019, EQM had no lease contracts classified as financing leases and was neither a lessor nor party to a subleasing arrangement.
As discussed in Note 2, on March 31, 2019, Equitrans Midstream assigned to EQM two lease agreements that support EQM operations (the Shared Leases Assignment), one of which provides rights to a facility and the other to a compressor station. As a result of the Shared Leases Assignment, EQM recorded $33.0 million of right-of-use assets and corresponding operating lease liabilities.
The following table summarizes operating lease cost for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
(Thousands)
Operating lease cost	$1,297
Short-term lease cost	368
Variable lease cost	8
Total lease cost	$1,673
Operating lease expense related to EQM's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on EQM's statement of consolidated operations.
The current and noncurrent portions of the operating lease right-of-use assets are reported in other current assets and other assets, respectively, and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively. As of March 31, 2019, the operating lease right-of-use assets and operating lease liabilities had balances of $34.8 million and $34.9 million, respectively, of which $0.3 million and $2.8 million, respectively, were classified as current. As of March 31, 2019, the weighted average remaining lease term was 11 years and the weighted average discount rate was 6.0%.
Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by EQM to lessors pursuant to contractual agreements in effect as of March 31, 2019 and related imputed interest. The majority of EQM's lease agreements have multiple renewal periods at EQM's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

March 31, 2019
(Thousands)
2019	$3,702
2020	4,218
2021	4,070
2022	4,117
2023	3,841
2024	3,889
Thereafter	24,729
Total	48,566
Less: imputed interest	13,671
Present value of operating lease liability	$34,895

4.	Equity
The following table summarizes changes in EQM's common units and Class B units, both representing limited partner interests in EQM, and general partner units during the year ended December 31, 2018 and from January 1, 2019 through March 31, 2019.

	Limited Partner Interests
	Common Units	Class B Units	General Partner Units	Total
Balance at January 1, 2018	80,581,758	—	1,443,015	82,024,773
Common units issued (1)	10,821	—	—	10,821
Drop-Down Transaction consideration	5,889,282	—	—	5,889,282
Common units issued in the EQM-RMP Merger	33,975,777	—	—	33,975,777
Balance at December 31, 2018	120,457,638	—	1,443,015	121,900,653
Unit cancellation	(8)	—	—	(8)
EQM IDR Transaction (2)	80,000,000	7,000,000	(1,443,015)	85,556,985
Balance at March 31, 2019	200,457,630	7,000,000	—	207,457,630

(1)	Units issued upon the resignation of a member of the Board of Directors of EQM's general partner.

(2)
In exchange for the cancellation of the EQM IDRs, EQM issued 87,000,000 EQM common units (the Exchange Consideration) to the Former EQM General Partner. At the effective time of the EQM IDR Merger, (i) the Exchange Consideration held by the Former EQM General Partner was canceled, (ii) 80,000,000 EQM common units and 7,000,000 Class B units were issued on a pro rata basis to certain affiliates of Equitrans Midstream, and (iii) 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans midstream.

On February 22, 2019, the EQM IDRs were exchanged and canceled in the EQM IDR Transaction. After giving effect to the EQM IDR Transaction, including the issuance of the Class B units, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively, representing an aggregate 56.5% limited partner interest in EQM as of March 31, 2019. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 EQM Class B units, respectively, representing an aggregate 3.4% limited partner interest in EQM as of March 31, 2019. Following completion of the EQM IDR Transaction and as of March 31, 2019, Equitrans Midstream owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing a 59.9% limited partner interest in EQM) and the entire non-economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM. Following the completion of the Private Placement (defined below), certain investors owned an aggregate of 24.6 million Series A Preferred Units (defined below) and, taking into account such Series A Preferred Units issued in the Private Placement on an as-converted basis, as of March 31, 2019, Equitrans Midstream would have owned, directly or indirectly, a 53.5% limited partner interest in EQM, as well as the non-economic general partner interest in EQM.
Class B Units
As discussed above and in Note 1, in February 2019, EQM issued 7,000,000 Class B units representing a new class of limited partner interests in EQM as partial consideration for the EQM IDR Transaction. The Class B units are substantially similar in all respects to EQM's common units, except that the Class B units are not entitled to receive distributions of available cash until the applicable Class B unit conversion date (or, if earlier, a change of control). The Class B units are divided into three tranches, with the first tranche of 2,500,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2021, the second tranche of 2,500,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2022, and the third tranche of 2,000,000 Class B units becoming convertible at the holder’s option on April 1, 2023 (each, a Class B unit conversion date). Additionally, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM. After the applicable Class B unit conversion date (or, if earlier, a change of control), whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash.
The holders of Class B units vote together with the holders of EQM common units as a single class, except that Class B units owned by the general partner of EQM and its affiliates are excluded from voting if EQM common units owned by such parties are excluded from voting. Holders of Class B units are entitled to vote as a separate class on any matter that adversely affects the rights or preferences of the Class B units in relation to other classes of EQM partnership interests in any material respect or as required by law.
Series A Preferred Units
On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder is expected to be used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019.
The Series A Preferred Units rank senior to all common units and Class B units representing limited partner interests in EQM with respect to distribution rights and rights upon liquidation. The Series A Preferred Units will vote on an as-converted basis with the EQM common units and Class B units and will have certain other class voting rights with respect to any amendment to EQM's partnership agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.

The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions at a rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods, and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM will not be entitled to pay any distributions on any junior securities, including any EQM common units, prior to paying the quarterly distributions payable to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions.
Each holder of the Series A Preferred Units may elect to convert all or any portion of the Series A Preferred Units owned by it into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but not been paid when due and partial period distributions, at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the common units on the trading day preceding notice of conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
EQM may elect to convert all or any portion of the Series A Preferred Units into EQM common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per common unit on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 140% of the Series A Preferred Unit purchase price of $48.77 per such unit for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the common units on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 500,000 common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) EQM has an effective registration statement on file with the SEC covering resales of the common units to be received by such holders upon any such conversion and (v) EQM has paid all accrued quarterly distributions in cash to the holders.

5.	Financial Information by Business Segment
EQM reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. Gathering includes EQM's high-pressure gathering lines and FERC-regulated low-pressure gathering line; Transmission includes EQM's FERC-regulated interstate pipeline and storage system; and Water consists of EQM's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Revenues from external customers (including related parties):
Gathering	$261,881	$237,390
Transmission	109,859	106,934
Water	18,042	26,702
Total operating revenues	$389,782	$371,026

Operating income:
Gathering	$182,078	$171,035
Transmission	84,750	79,451
Water	1,186	15,312
Total operating income	$268,014	$265,798

Reconciliation of operating income to net income:
Equity income (a)	31,063	8,811
Other income	2,210	904
Net interest expense	49,356	12,670
Net income	$251,931	$262,843

(a)	Equity income is included in the Transmission segment.

	March 31, 2019	December 31, 2018
	(Thousands)
Segment assets:
Gathering	$6,234,581	$6,011,654
Transmission (a)	3,243,578	3,066,659
Water	242,334	237,602
Total operating segments	9,720,493	9,315,915
Headquarters, including cash	168,092	140,206
Total assets	$9,888,585	$9,456,121

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Depreciation:
Gathering	$28,116	$23,068
Transmission	12,533	12,441
Water	6,416	5,771
Total	$47,065	$41,280

Expenditures for segment assets:
Gathering(1)	$207,717	$134,138
Transmission	18,762	18,929
Water	9,175	2,375
Total(2)	$235,654	$155,442

(1)	Includes approximately $49.7 million related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities.

(2)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid. Accrued capital expenditures were approximately $137.8 million and $108.9 million at March 31, 2019 and December 31, 2018, respectively. Accrued capital expenditures were approximately $75.5 million and $90.7 million at March 31, 2018 and December 31, 2017, respectively.

6.	Revenue from Contracts with Customers
For the three months ended March 31, 2019 and 2018, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of March 31, 2019 and December 31, 2018, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of disaggregated revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$128,959	$99,224	$—	$228,183
Volumetric-based fee revenues	132,922	10,635	—	143,557
Water services revenues	—	—	18,042	18,042
Total operating revenues	$261,881	$109,859	$18,042	$389,782

	Three Months Ended March 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$109,933	$97,775	$—	$207,708
Volumetric-based fee revenues	127,457	9,159	—	136,616
Water services revenues	—	—	26,702	26,702
Total operating revenues	$237,390	$106,934	$26,702	$371,026
Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of March 31, 2019.

	2019(a)	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$353,984	$563,215	$573,214	$573,214	$573,214	$2,312,931	$4,949,772
Gathering revenues supported by MVCs	55,503	74,617	74,413	74,413	74,413	68,689	422,048
Transmission firm reservation fees	283,230	345,456	340,937	335,850	295,947	2,178,142	3,779,562
Total	$692,717	$983,288	$988,564	$983,477	$943,574	$4,559,762	$9,151,382

(a)	April 1, 2019 through December 31, 2019
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 15 years, respectively, as of March 31, 2019.

7.	Related Party Transactions
Pursuant to an omnibus agreement (the ETRN Omnibus Agreement), Equitrans Midstream performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses Equitrans Midstream for the expenses incurred by Equitrans Midstream in providing these services. In connection with the entry into the Assignment and Bill of Sale, the ETRN Omnibus Agreement was amended and restated, to, among other things, govern Equitrans Midstream's use, and payment for such use, of the acquired assets following their conveyance to EQM. Pursuant to a secondment agreement, employees of Equitrans Midstream and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses Equitrans Midstream and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimburses Equitrans Midstream and its affiliates may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis. In connection with the Separation, Equitrans Midstream assumed certain obligations from EQT to indemnify and reimburse EQM.
As of March 31, 2019, EQT remained a related party following the Separation due to its 19.9% ownership interest in Equitrans Midstream. In the ordinary course of business, EQM engaged, and continues to engage, in transactions with EQT and its affiliates, including, but not limited to and as applicable, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.

8.	Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP project as of March 31, 2019. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary of the MVP Joint

Venture because it does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of March 31, 2019, EQM had a 47.2% ownership interest in the MVP Southgate project and will operate the pipeline. Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.
In March 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $149.8 million, of which $25.5 million and $124.3 million is expected to be paid in May 2019 and June 2019, respectively. In addition, in March 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $6.6 million, of which $0.8 million was paid in April 2019, and $1.2 million and $4.6 million is expected to be paid in May 2019 and June 2019, respectively. The capital contribution payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2019.
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
Pursuant to the MVP Joint Venture's limited liability company agreement, EQM is obligated to issue a performance guarantee in favor of the MVP Joint Venture to provide performance assurances of MVP Holdco's obligations to fund its proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the construction budget for the MVP project, which was $261 million at the time of issuance. The amount of the performance guarantee will decrease based on the capital contributions made by MVP Holdco to the MVP Joint Venture. As of March 31, 2019, the performance guarantee remained at $261 million.
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
As of March 31, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $1,792 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of March 31, 2019 and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the unaudited condensed financial statements of the MVP Joint Venture.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Thousands)
Current assets	$696,893	$687,657
Non-current assets	3,526,691	3,223,220
Total assets	$4,223,584	$3,910,877

Current liabilities	$571,907	$617,355
Non-current liabilities	2,192	—
Equity	3,649,485	3,293,522
Total liabilities and equity	$4,223,584	$3,910,877
Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
	2019	2018
	(Thousands)
Environmental remediation reserve	$(2,192)	$—
Other income	2,913	534
Net interest income	20,235	5,649
AFUDC - equity	47,216	13,182
Net income	$68,172	$19,365
9.    Debt
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
EQM's $3 Billion Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, and transactions with affiliates. In addition, the $3 billion Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the $3 Billion Facility, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).
As of March 31, 2019, EQM had approximately $1.1 billion of borrowings outstanding and $1 million of letters of credit outstanding under the $3 Billion Facility. As of December 31, 2018, EQM had approximately $625 million of borrowings outstanding and $1 million of letters of credit outstanding under the $3 Billion Facility. During the three months ended March 31, 2019 and 2018, the maximum amount of EQM's outstanding borrowings under the $3 Billion Facility at any time was $1.1 billion and $420 million, respectively, and the average daily balance was approximately $942 million and $301 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.9% and 3.0% for the three months ended March 31, 2019 and 2018, respectively.
EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the EQM Term Loan Facility). The EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the 2018 Senior Notes (defined below), on June 25, 2018, the balance outstanding under the EQM Term Loan Facility was repaid and the EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the EQM Term Loan Facility at any time was $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility. RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million credit facility (the RMP $850 million Facility). In connection with the completion of the EQM-RMP Merger, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated. The RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries. During the three months ended March 31, 2018, the maximum outstanding borrowings were $336 million, the average daily balance was approximately $308 million and the weighted average annual interest rate for the period was approximately 3.6%.
EQM 4.125% and 4.00% Senior Notes. In the fourth quarter of 2016, EQM issued $500 million aggregate principal amount of 4.125% senior notes due December 2026 (the 4.125% Senior Notes). EQM used the net proceeds from the offering to repay the then outstanding borrowings under a predecessor to the $3 billion Facility and for general partnership purposes. In the third quarter of 2014, EQM issued $500 million aggregate principal amount of 4.00% senior notes due August 2024 (the 4.00% Senior Notes). EQM used the net proceeds from the offering to repay the outstanding borrowings under a predecessor to the $3 billion Facility and for general partnership purposes.
Both the 4.125% Senior Notes and the 4.00% Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
2018 Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior notes due July 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of $22.4 million. The net proceeds were used to repay the balances outstanding under the EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes. The 2018 Senior Notes were issued pursuant to new supplemental indentures to EQM's existing indenture dated August 1, 2014. The 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of March 31, 2019, EQM was in compliance with all debt provisions and covenants.

10.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying value of the credit facility borrowings approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of March 31, 2019 and December 31, 2018, the estimated fair value of EQM's senior notes was approximately $3,504 million and $3,425 million, respectively, and the carrying value of EQM's senior notes was approximately $3,458 million and $3,457 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Preferred Interest was approximately $124 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $114 million and $115 million, respectively.

11.	Net Income per Limited Partner Unit and Cash Distributions
Net Income per Limited Partner Unit. Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner units outstanding during the period. The two-class method uses an earnings allocation method under which earnings per limited partner unit are calculated for each class of common unit and any participating security considering all dividends declared and participation rights in undistributed earnings as if all earnings had been distributed during the period. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units were exercised, settled or converted into EQM common units. EQM uses the treasury stock method to compute potential common units from phantom units granted to independent and non-employee directors and the if-converted method to compute potential common units related to the conversion of Class B units. For diluted earnings per unit, EQM uses the more dilutive of the if-converted method or the two-class method. The phantom units granted to the independent and non-employee directors of EQM's general partner will be paid in common units on a director’s termination of service on the Board of Directors of EQM's general partner. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding were 21,908 and 22,748 for the three months ended March 31, 2019 and 2018, respectively. 7,000,000 Class B units were included in the calculation of diluted weighted average limited partner units outstanding for the three months ended March 31, 2019 based upon the application of the if-converted method.
As a result of the EQM IDR Transaction, EQM’s common unitholders are entitled to all distributions until the Class B units are converted to common units (other than distributions in respect of the Series A Preferred Units). Class B unitholders have no rights to distributions until they are converted into common units. Accordingly, for all periods prior to such conversions, the Class B units are not considered participating securities under the two-class method. For the three months ended March 31, 2019, net income attributable to EQM was fully allocated to EQM’s common unitholders. For the three months ended March 31, 2018, EQM's net income was allocated to the general partner and limited partners in accordance with their respective ownership percentages. Any common units issued during the period are included on a monthly weighted-average basis for the periods in which they were outstanding.
The following table presents EQM's calculation of net income per limited partner unit for common and Class B limited partner units.

	Three Months Ended March 31,
	2019	2018(1)
	(Thousands, except per unit data)
Net income attributable to EQM	$251,931	$260,350
Less pre-acquisition net income allocated to parent	—	(83,132)
Less general partner interest in net income – general partner units	—	(3,117)
Less general partner interest in net income – IDRs	—	(44,164)
Limited partner interest in net income	$251,931	$129,937

Net income allocable to common units	$251,931	$129,937
Net income allocable to Class B units	$—	$—

Weighted average limited partner common units outstanding - basic	154,259	80,607
Weighted average limited partner common units outstanding - diluted(2)	161,259	80,607

Net income per limited partner common unit - basic	$1.63	$1.61
Net income per limited partner common unit - diluted	$1.56	$1.61

(1)
Net income attributable to the Drop-Down Transaction and the EQM-RMP Merger for the periods prior to May 1, 2018 and July 23, 2018, respectively, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the EQM unitholders.

(2)
Includes 7,000,000 Class B units accounted for under the if-converted method as if the units were outstanding for the entire period. Class B units are not a participating security as they do not participate in distributions.

EQM Distributions. On April 23, 2019, the Board of Directors of EQM's general partner declared a cash distribution to EQM's unitholders for the first quarter of 2019 of $1.145 per common unit. The cash distribution will be paid on May 14, 2019 to unitholders of record at the close of business on May 3, 2019. Based on the EQM common units outstanding on April 30, 2019, cash distributions to Equitrans Midstream will be approximately $134.2 million related to its limited partner interest in EQM.

12.	Subsequent Events
See Notes 2 and 4 for a discussion of the Bolt-on Acquisition and the Private Placement, respectively, both of which closed on April 10, 2019.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act).  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; projected revenue and expenses; the weighted average contract life of gathering, transmission and storage and water services contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects); the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects; the ultimate terms, partners and structure of the MVP Joint Venture; expansion and integration and optimization projects in EQM's operating areas and in areas that would provide access to new markets; EQM's ability to provide produced water handling services and realize expansion and optimization and integration opportunities and related capital avoidance; acquisitions and other strategic transactions, including joint ventures and the completed acquisition of interests in Eureka Midstream Holdings, LLC (Eureka Midstream) and Hornet Midstream Holdings, LLC (Hornet Midstream), and EQM's ability to identify and complete transactions, and effectively integrate transactions (including Eureka Midstream and Hornet Midstream) into EQM's operations, achieve anticipated synergies and accretion associated with transactions, including through increased scale; expected accretion from acquisitions; credit rating impacts associated with MVP and acquisitions and changes in EQM’s credit ratings; the timing and amount of future issuances of securities; effects of conversion, if at all, of EQM securities; effects of seasonality; expected cash flows and minimum volume commitments; capital commitments; projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures; distribution amounts and timing, rates and growth; the effect and outcome of pending and future litigation and regulatory proceedings; the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; EQM’s and its subsidiaries’ respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements; the effects of government regulation and tariffs; and tax position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on the current expectations and assumptions of the management of EQM's general partner about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's businesses and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and EQM does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
EXECUTIVE OVERVIEW
For the three months ended March 31, 2019, net income attributable to EQM was $251.9 million compared to $260.4 million for the three months ended March 31, 2018. The decrease resulted primarily from higher net interest expense and higher operating expenses, partly offset by higher gathering revenues and higher equity income.
On April 23, 2019, the Board of Directors of the EQM general partner declared a cash distribution to EQM's common unitholders of $1.145 per unit, which was 1.3% higher than the fourth quarter 2018 distribution of $1.13 per unit and 7.5% higher than the first quarter 2018 distribution of $1.065 per unit.

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
GATHERING RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018 (1)	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues (2)	$128,959	$109,933	17.3
Volumetric-based fee revenues:	132,922	127,457	4.3
Total operating revenues	261,881	237,390	10.3
Operating expenses:
Operating and maintenance	15,253	15,113	0.9
Selling, general and administrative	22,534	17,788	26.7
Separation and other transaction costs	3,513	—	100.0
Depreciation	28,116	23,068	21.9
Amortization of intangible assets	10,387	10,386	—
Total operating expenses	79,803	66,355	20.3
Operating income	$182,078	$171,035	6.5

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation (2)	2,572	1,956	31.5
Volumetric-based services	4,194	4,227	(0.8)
Total gathered volumes	6,766	6,183	9.4

Capital expenditures(3)	$207,717	$134,138	54.9

(1)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger, which were effective on May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)	Includes revenues and volumes from contracts with minimum volume commitments (MVCs).

(3)
Includes approximately $49.7 million of non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities. See Note 2 for further detail.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Gathering revenues increased by $24.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased primarily as a result of higher rates on various wellhead expansion projects in the first quarter, as well as increased revenues generated under agreements with MVCs. Volumetric-based fee revenues increased due to increased usage fees.
Operating expenses increased by $13.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of a $5.0 million increase in depreciation expense as a result of additional assets placed in-service and a $4.7 million increase in selling, general and administrative expense resulting from higher corporate allocations. In addition, EQM recognized $3.5 million of transaction costs in the first quarter of 2019.

TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$99,224	$97,775	1.5
Volumetric based fee revenues:	10,635	9,159	16.1
Total operating revenues	109,859	106,934	2.7
Operating expenses:
Operating and maintenance	4,084	7,551	(45.9)
Selling, general and administrative	8,492	7,491	13.4
Depreciation	12,533	12,441	0.7
Total operating expenses	25,109	27,483	(8.6)
Operating income	$84,750	$79,451	6.7

Equity income	$31,063	$8,811	252.5

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,959	2,815	5.1
Volumetric based services	105	42	150.0
Total transmission pipeline throughput	3,064	2,857	7.2

Average contracted firm transmission reservation commitments (BBtu per day)	4,442	4,140	7.3

Capital expenditures	$18,762	$18,929	(0.9)
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Transmission and storage revenues increased by $2.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased usage fees.
Operating expenses decreased by $2.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of lower operating and maintenance expense, partly offset by increased selling, general and administrative expense resulting from higher corporate allocations.
The increase in equity income of $22.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.

WATER RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018 (1)	% Change
	(Thousands)
FINANCIAL DATA
Water services revenues	$18,042	$26,702	(32.4)

Operating expenses:
Operating and maintenance	8,546	4,508	89.6
Selling, general and administrative	1,894	1,111	70.5
Depreciation	6,416	5,771	11.2
Total operating expenses	16,856	11,390	48.0
Operating income	$1,186	$15,312	(92.3)

OPERATIONAL DATA
Water services volumes (MMgal)	369	541	(31.8)
Capital expenditures	$9,175	$2,375	286.3

(1)
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the EQM-RMP Merger, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Water operating revenues decreased by $8.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a 32% decrease in fresh water distribution volumes associated with timing of operations. The fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses increased by $5.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of increased operating and maintenance expense associated with timing of costs related to activities on drilling pads in the prior year and increased depreciation expense as a result of additional assets placed in-service.
Other Income Statement Items
Other income
Other income increased $1.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to increased AFUDC – equity.
Net interest expense
Net interest expense increased by $36.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to higher interest expense of $33.7 million as a result of the 2018 Senior Notes and higher interest expense of $4.1 million on credit facility borrowings, partly offset by increased capitalized interest and AFUDC - debt.
Noncontrolling interest
Net income attributable to noncontrolling interest for the three months ended March 31, 2018 related to the 25% limited liability interest in Strike Force Midstream owned by Gulfport Midstream. As discussed in Note 2, on May 1, 2018, EQM acquired this interest from Gulfport Midstream. As a result, EQM owned 100% of Strike Force Midstream effective as of May 1, 2018.
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
EQM believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing its financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in its industry, EQM's adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing the utility of the measures. Distributable cash flow should not be viewed as indicative of the actual amount of cash that EQM has available for distributions from operating surplus or that it plans to distribute and is not intended to be a liquidity measure.

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income attributable to EQM and net cash provided by operating activities.

	Three Months Ended March 31,
	2019(4)	2018
	(Thousands)
Net income attributable to EQM	$251,931	$260,350
Add:
Net interest expense	49,356	12,670
Depreciation	47,065	41,280
Amortization of intangible assets	10,387	10,386
Preferred Interest payments	2,746	2,746
Non-cash long-term compensation expense	255	499
Separation and other transaction costs	3,513	—
Less:
Equity income	(31,063)	(8,811)
AFUDC – equity	(2,346)	(1,065)
Adjusted EBITDA attributable to the Drop-Down Transaction(1)	—	(44,090)
Adjusted EBITDA attributable to RMP prior to the merger(2)	—	(69,534)
Adjusted EBITDA	$331,844	$204,431
Less:
Net interest expense excluding interest income on the Preferred Interest	(50,962)	(12,500)
Capitalized interest and AFUDC – debt	(4,687)	(817)
Ongoing maintenance capital expenditures net of expected reimbursements(3)	(9,398)	(3,865)
Distributable cash flow(4)	$266,797	$187,249

Net cash provided by operating activities	$160,973	$283,958
Adjustments:
Capitalized interest and AFUDC – debt	(4,687)	(817)
Principal payments received on the Preferred Interest	1,141	1,079
Ongoing maintenance capital expenditures net of expected reimbursements(3)	(9,398)	(3,865)
Adjusted EBITDA attributable to the Drop-Down Transaction(1)	—	(44,090)
Adjusted EBITDA attributable to RMP prior to the merger(2)	—	(69,534)
Other, including changes in working capital	118,768	20,518
Distributable cash flow(4)	$266,797	$187,249

(1)
Adjusted EBITDA attributable to the Drop-Down Transaction for the period prior to May 1, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by assets acquired in the Drop-Down Transaction prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the Drop-Down Transaction for the three months ended March 31, 2019 was calculated as net income of $29.6 million plus depreciation of $4.2 million and amortization of intangible assets of $10.4 million, less interest income of less than $0.1 million.

(2)
Adjusted EBITDA attributable to RMP for the period prior to July 23, 2018 was excluded from EQM's adjusted EBITDA calculations as these amounts were generated by RMP prior to acquisition by EQM. Adjusted EBITDA attributable to RMP for the three months ended March 31, 2019 was calculated as net income of $53.5 million plus net interest expense of $2.0 million, depreciation of $13.9 million and non-cash compensation expense of $0.1 million.

(3)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by EQT under the terms of the EQT Omnibus Agreement of zero and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2018, ongoing maintenance capital expenditures net of expected reimbursements also excluded $3.1 million of ongoing maintenance capital expenditures attributable to RMP prior to the EQM-RMP Merger.

(4)
EQM believes that calculating distributable cash flow without deducting separation and other transaction costs provides investors with greater insight into the period-to-period ability of EQM’s ongoing assets and operations to generate cash flow. If separation and other transaction costs were deducted from the calculation, EQM’s distributable cash flow for the three-month period ended March 31, 2019 would have been $263.3 million and would not have changed for the three months ended March 31, 2018.

See "Executive Overview" above for a discussion of net income attributable to EQM, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $127.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of the EQM-RMP Merger and the Drop-Down Transaction, which resulted in adjusted EBITDA subsequent to the transactions being reflected in adjusted EBITDA.
Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, decreased by $123.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $79.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 mainly attributable to the increase in EQM's adjusted EBITDA, partly offset by increased net interest expense.
Outlook
EQM’s assets overlay core acreage in the prolific Appalachian Basin. The location of EQM’s assets allows it to access major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. EQM maintains a stable cash flow profile, with over 50% of its revenue for the three months ended March 31, 2019 generated by firm reservation fees.
EQM’s principal strategy is to leverage its existing assets and planned growth projects and to seek and execute on strategically-aligned acquisition and joint venture opportunities, such as its completed acquisition of interests in Eureka Midstream and Hornet Midstream, to achieve the scale and scope of a top-tier midstream company. As part of its approach to organic growth, EQM is focused on building and completing its key gathering and transmission growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, EQM expects to achieve growth from its water service business and from volumetric gathering opportunities and transmission and storage services. The water service business is complementary to the gathering business, and EQM recognizes an opportunity to expand its existing asset footprint and is actively pursuing solutions for produced water handling. EQM is also focused on optimizing and integrating its Pennsylvania gathering systems to create additional system gathering capacity and provide high- and low-pressure gathering solutions for its customers. EQM’s focus on execution of its organic projects, coupled with asset optimization efforts, disciplined capital spending and operating cost control, is complemented by EQM’s commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. EQM believes that this approach will enable EQM to achieve its strategic goals.
EQM expects that the following expansion projects will be its primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of March 31, 2019, EQM is the operator of the MVP and owned a 45.5% interest in the MVP project. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the first quarter of 2019, EQM made capital contributions of approximately $143 million to the MVP Joint Venture for the MVP project. For the remainder of 2019, EQM expects to make capital contributions of approximately $0.7 billion to the MVP Joint Venture, depending on the timing of the construction of the MVP and the MVP Southgate projects. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and is currently in negotiation with additional shippers that have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" included in Item 1A, "Risk Factors" in EQM’s Annual Report on Form 10-K for the year ended December 31, 2018, there are several pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to address these challenges. Although completing the project during 2019 is unlikely, the MVP Joint Venture continues to target a full in-service date in the fourth quarter 2019 at an overall project cost of $4.6 billion, excluding AFUDC. EQM is expected to fund approximately $2.2 billion of the overall project cost, including approximately $65 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays in Part II, Item 1, "Legal Proceedings."

•
Wellhead Gathering Expansion and Hammerhead Project. During the first quarter of 2019, EQM invested approximately $152 million in gathering expansion projects. For the remainder of 2019, EQM expects to invest approximately $800 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 1.2 Bcf per day firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the first quarter of 2019, EQM invested approximately $55 million in the Hammerhead project. For the remainder of 2019, EQM expects to invest approximately $300 million in the Hammerhead project. The Hammerhead project is expected to be placed in service in conjunction with the MVP project during the fourth quarter of 2019.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2019 and 2020. During the first quarter of 2019, EQM made capital contributions of approximately $2 million to the MVP Joint Venture for the MVP Southgate project. For the remainder of 2019, EQM expects to provide capital contributions of approximately $40 million to the MVP Joint Venture for the MVP Southgate project. As of March 31, 2019, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In March 2019, the FERC issued an environmental review schedule that states that the FERC plans to issue the final Environmental Impact Statement by December 19, 2019. The schedule also identifies March 18, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC, the MVP Southgate project has a targeted in-service date of the fourth quarter of 2020.

•
Transmission Expansion. During the first quarter of 2019, EQM invested approximately $16 million in transmission expansion projects. For the remainder of 2019, EQM expects to invest approximately $40 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project, which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. The Equitrans, L.P. Expansion project has a targeted in-service date of the fourth quarter of 2019. In January 2019, EQM executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date of mid-year 2022.

•
Water Expansion. During the first quarter of 2019, EQM invested approximately $9 million in the expansion of its fresh water delivery infrastructure. For the remainder of 2019, EQM expects to invest approximately $91 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio. During the first quarter of 2019, EQM expanded its water service relationship with EQT and entered into agreements with four other Marcellus and Utica producers. Based on the timing of customer well schedules, a majority of the fresh water services revenue is expected in the second half of 2019.

See further discussion of capital expenditures in the "Capital Requirements" section below.
See Note 2 to the consolidated financial statements for further discussion of the Bolt-on Acquisition.

See "Critical Accounting Policies and Estimates" included in EQM's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of its accounting policies and significant assumptions related to the accounting for goodwill, and EQM's policies and processes with respect to impairment reviews for goodwill. EQM did not identify an impairment indicator related to goodwill during the first quarter of 2019. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses over the course of the year to determine if any interim assessments are necessary and will take any additional impairment charges required.
Capital Resources and Liquidity
EQM's principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, pay cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, cash on hand, debt offerings and issuances of additional EQM partnership interests. Pursuant to the tax matters agreement between Equitrans Midstream and EQT entered into in connection with the Separation, Equitrans Midstream is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Equitrans Midstream and EQM securities beyond certain thresholds. See “Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream’s tax matters agreement with EQT.” under “Risks Inherent in an Investment in Us” included in “Item 1A. Risk Factors” of EQM's Annual Report on Form 10-K. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were $161.0 million for the three months ended March 31, 2019 compared to $284.0 million for the three months ended March 31, 2018. The decrease was primarily driven by the timing of working capital payments, including higher interest payments.
Investing Activities
Net cash flows used in investing activities were $350.4 million for the three months ended March 31, 2019 compared to $286.5 million for the three months ended March 31, 2018. The increase was primarily attributable to increased capital expenditures as further described in "Capital Requirements" and increased capital contributions to the MVP Joint Venture consistent with construction on the MVP and MVP Southgate projects.
Financing Activities
Net cash flows provided by financing activities were $245.7 million for the three months ended March 31, 2019 compared to $29.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the primary source of financing cash flows were proceeds from borrowings on EQM's credit facility, net of repayments, while the primary use of financing cash flows were distributions paid to unitholders.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended March 31,
	2019	2018(1)
	(Thousands)
Expansion capital expenditures (2)	$176,509	$148,077
Maintenance capital expenditures	9,428	7,365
Total capital expenditures (3)(4)	$185,937	$155,442

(1)
EQM's expansion and maintenance capital expenditures have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(2)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of $144.8 million and $117.0 million for the three months ended March 31, 2019 and 2018, respectively.

(3)
Expansion capital expenditures do not include approximately $49.7 million of non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities. See Note 2 to the consolidated financial statements for further detail.

(4)
EQM accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. See Note 5 to the consolidated financial statements.

Expansion capital expenditures increased by $28.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased spending on the Hammerhead project and various wellhead gathering expansion projects.
Maintenance capital expenditures increased by $2.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of higher assets in service and timing of ongoing maintenance projects.
For the remainder of 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.7 billion depending on the timing of the construction of the MVP and MVP Southgate projects. Expansion capital expenditures are expected to be approximately $0.9 billion and maintenance capital expenditures are expected to be approximately $56 million, net of reimbursements. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its credit facilities, debt offerings and issuances of additional EQM partnership units. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects. EQM does not forecast capital expenditures associated with potential projects that are not committed as of the filing of this Quarterly Report on Form 10-Q.
Credit Facility Borrowings
See Note 9 to the consolidated financial statements for discussion of the credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at March 31, 2019.

Rating Service	Senior Notes	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Services (S&P)	BBB-	Negative
Fitch Ratings (Fitch)	BBB-	Negative
EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project. For example, on March 22, 2019, S&P affirmed
EQM’s BBB- credit rating but revised EQM’s credit rating outlook from stable to negative, citing uncertainty around the completion of the MVP project, the MVP project’s increased costs and pressure placed on EQM’s credit measures and balance sheet. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Distributions
See Note 11 to the consolidated financial statements for discussion of distributions.
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
See also "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" under Item 1A, “Risk Factors” in EQM’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of litigation and regulatory proceedings related to the MVP project.
Off-Balance Sheet Arrangements
See Note 8 to the consolidated financial statements for discussions on the MVP Joint Venture guarantees.
Critical Accounting Policies and Estimates
EQM's critical accounting policies are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in EQM's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 14, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2019. The application of EQM's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM pays on borrowings under its credit facilities. Changes in interest rates may affect the distribution rate payable on EQM’s Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 9 to the consolidated financial statements for discussion of EQM's borrowings and Note 10 to the consolidated financial statements for a discussion of fair value measurements. EQM may from time to time hedge the interest on portions of its borrowings under the credit facilities in order to manage risks associated with floating interest rates.
Credit Risk
EQM is exposed to credit risk, which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM manages its exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, EQM may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. EQM's FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the three months ended March 31, 2019, approximately 84% of revenues were from investment grade counterparties. EQM is exposed to the credit risk of EQT, its largest customer. In connection with EQM's IPO in 2012, EQT guaranteed all payment obligations, up to a maximum of $50 million, due and payable to Equitrans, L.P., EQM's wholly-owned FERC-regulated subsidiary, by EQT Energy, LLC, one of Equitrans, L.P.'s largest customers and a wholly-owned subsidiary of EQT, which guaranty is in effect as of March 31, 2019. The EQT guaranty will terminate on November 30, 2023 unless terminated earlier by EQT upon 10 days' written notice. At March 31, 2019, EQT's public senior debt had an investment grade credit rating.
Commodity Prices
EQM's business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets, or lower drilling activity, which would decrease demand for EQM's water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQM's customers may reduce capital spending in the future based on commodity prices or other factors. Unless EQM is successful in attracting and retaining new customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.
EQM maintains a stable cash flow profile, with over 50% of its revenue for the three months ended March 31, 2019 generated by firm reservation fees. As a result, EQM believes that short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems will not have a significant effect on its results of operations, liquidity, financial position or ability to pay quarterly cash distributions because these firm reservation fees are paid regardless of volumes supplied to the system by customers. Longer term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts which could affect EQM's results of operations, liquidity or financial position. Additionally, long-term declines in gas production in EQM's areas of operations would limit its growth potential.
Other Market Risks
EQM's $3 Billion Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate group and relatively low percentage of participation by each lender is expected to limit EQM's exposure to disruption or consolidation in the banking industry.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of EQM's general partner, including the Principal Executive Officer and Principal Financial Officer of EQM's general partner, an evaluation of EQM's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of EQM's general partner concluded that EQM's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.

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
Environmental Proceedings
Consent Orders, Beta Pipeline Project, Greene County, PA, and Barracuda Pipeline Project, Washington County, PA. The Pennsylvania Department of Environmental Protection (PADEP) issued multiple notices of violation (NOVs) to EQM related to the Beta Pipeline Project for construction, sediment and erosion control issues and failure to implement required corrective actions during the period of November 2017 to April 2018. The PADEP also issued multiple NOVs to EQM related to a sediment slip in mid-2018 on the Barracuda Pipeline Project that impacted a surface water stream. EQM and the PADEP reached a settlement in which EQM agreed to pay a collective amount of $1.6 million for both matters and conduct required corrective actions. All amounts have been paid and consent orders signed with the PADEP.
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
Consent Order, Legacy Ohio Pipeline - Multiple Locations in Ohio. The Ohio Environmental Protection Agency (OEPA) has issued NOVs to EQM that encompass fill violations and/or storm water (sedimentation) violations incurred during the ownership of the Legacy Ohio pipeline by EQM's predecessor entities. The NOVs allege violations related to state storm water permits and state and federal clean water laws. EQM addressed the violations with agency oversight and cooperated with the OEPA to proactively address future corrective actions. EQM has agreed to pay $300,000 and all amounts have been paid and consent orders signed with the OEPA.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenges the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. As a consequence, unless and until West Virginia revises its Section

401 certification for Nationwide Permit 12 (an administrative process presently underway as described below) and the U.S. Army Corps Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. The administrative proceeding described below is addressing the issues raised by the Court.

•
WVDEP Rulemaking Proceedings – Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. This notice and comment period ended on March 4, 2019. The full administrative process requires notice and opportunity for public comment, response to public comment, and adherence to the state's administrative procedures legislation. The WVDEP is also required to obtain the EPA's agreement to the modified 401 certification. Assuming that the WVDEP's administrative process results in the clarification or elimination of any problematic conditions, and the EPA's agreement is secured, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture expects that reverification to occur within the first half of 2019. The notice and comment period ended on March 4, 2019. On April 24, 2019, the WVDEP submitted the modification to the EPA for approval and provided notice to the U.S. Army Corps. However, the MVP Joint Venture cannot guarantee that the EPA or the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case re-verification may be delayed past the first half of 2019.

•
Sierra Club, et al. v. U.S. Army Corps of Engineers et al., Case No. 18-1713, Fourth Circuit Court of Appeals. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia.

•
Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018, order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. The MVP Joint Venture has resumed construction of those portions of the pipeline. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the DC Circuit seeking direct review of the FERC order under the Natural Gas Act in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. Those petitioners requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture opposed. The DC Circuit denied the request for a stay on August 30, 2018. On February 19, 2019, the DC Circuit issued an order rejecting the challenges to the FERC’s order issuing a certificate of convenience and necessity to the MVP Joint Venture and certain challenges to the exercise by MVP of eminent domain authority. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed this complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the ongoing appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the FERC proceedings. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which EQM cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline. On March 15, 2019, the Fourth Circuit issued another opinion finding that the MVP Joint Venture did not have to condemn the interest of coal owners, nor are coal owners entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned.

•
Greenbrier River Watershed Ass’n v. WVDEP, Circuit Court of Summers County, West Virginia. In August 2017, the Greenbrier River Watershed Association appealed the MVP Joint Venture's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the WVDEP to attempt to resolve the issues identified by the court.

•
WVDEP Consent Order. On March 19, 2019, the West Virginia DEP (WVDEP) issued 26 notices of violation to MVP for various construction and sediment and erosion control issues in 2018. MVP and WVDEP have reached a tentative settlement agreement which will be documented as an administrative consent order for MVP to pay $0.3 million in penalties. Upon execution, the consent order will be subject to a state mandated 30-day public comment period. In addition to payment of assessed penalties, MVP is required to submit a corrective action plan to resolve any outstanding permit compliance matters.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that National Park Service (NPS) acted arbitrarily and capriciously in granting the Atlantic Coast Pipeline (ACP) a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though MVP is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the Court. MVP elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted MVP the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. MVP is working with the NPS to address MVP-related right-of-way issues.

Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the Atlantic Coast Pipeline, the Fourth Circuit held that the Forest Service, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied Atlantic Coast Pipeline’s petition for en banc rehearing. The MVP Joint Venture anticipates that the Atlantic Coast Pipeline will file an appeal with the United States Supreme Court. The MVP Joint Venture is pursuing multiple options to address the Appalachian Trail issue, including but not limited to, administrative and legislative options.

•
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing 20 streams or wetlands.

•
Paylor et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, Circuit Court of Henrico County. On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board filed a lawsuit against the MVP Joint Venture in the Circuit Court of Henrico County alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. The MVP Joint Venture answered the suit on January 11, 2019, stating that it does not admit and will contest the allegations. The MVP Joint Venture has initiated settlement negotiations to resolve this matter. The MVP Joint Venture anticipates that a resolution could result in penalties and injunctive relief designed to assure compliance with relevant environmental laws and regulations. Shortly after the filing of this suit, the Virginia State Water Control Board (VSWCB) voted to reconsider/schedule a hearing to revoke MVP's Clean Water Act Section 401 certification. On March 1, 2019, the VSWCB voted unanimously to end its consideration of whether to revoke MVP’s Clean Water Act Section 401 Certification.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in EQM's Annual Report on Form 10-K for the year ended December 31, 2018 other than the risks described below.
We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which we are subject.
We have entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream Holdings, LLC and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and corporate flexibility. Because we do not control all of the decisions of the MVP Joint Venture or the joint venture relating to Eureka Midstream Holdings, LLC, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the joint venture's best interests. For example, we cannot unilaterally cause the distribution of cash by the MVP Joint Venture. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture.
In addition, the operations of the MVP Joint Venture, the joint venture relating to Eureka Midstream Holdings, LLC and any joint ventures we may enter into in the future are subject to many of the same operational risks to which we are subject to.

A downgrade of our credit ratings, including in connection with the MVP project, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business.
If any credit rating agency downgrades our credit ratings, including for reasons relating to the MVP project, our access to credit markets may be limited, our borrowing costs could increase, and we may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and construction contracts, the amount of which may be substantial. Our credit ratings by Moody's, S&P and Fitch were Ba1, BBB- and BBB-, respectively, as of
March 31, 2019. On March 22, 2019, S&P affirmed our BBB- credit rating but revised our credit rating outlook from stable to negative, citing uncertainty around the completion of the MVP project, the MVP project’s increased costs and pressure placed on our credit measures and balance sheet. In order to be considered investment grade, we must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. Our non-investment grade credit rating by Moody's and any future downgrade of our S&P and/or Fitch credit ratings to non-investment grade may result in greater borrowing costs and collateral requirements than would be available to us if of all our credit ratings were investment grade. Our ability to access capital markets could also be limited by economic, market or other disruptions. An increase in the level of our indebtedness in the future may result in a downgrade in the ratings that are assigned to our debt. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of EQM common units.
Our Series A Perpetual Convertible Preferred Units representing limited partner interests in EQM (our “Series A Preferred Units”) rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units or could make it more difficult for us to sell our common units in the future.
In addition, until the conversion of the Series A Preferred Units into common units or their redemption in connection with a change of control, holders of the Series A Preferred Units will receive cumulative quarterly distributions initially at a fixed rate of $1.0364 per Series A Preferred Unit per quarter for the first twenty distribution periods (the “initial distribution period”) and thereafter at a floating rate based on a spread to the 3-month LIBOR as of the second banking day prior to the beginning of the applicable distribution period. We will not be entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable on the Series A Preferred Units, including any previously accrued and unpaid distributions. In addition, because the distribution rate on our Series A Preferred Units will become a floating rate following the initial distribution period, we are unable to predict the amount of such distributions. Our obligation to pay distributions on our Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Our obligations to the holders of the Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
The terms of our Series A Preferred Units contain covenants that may limit our business flexibility.
The terms of our Series A Preferred Units contain covenants preventing us from taking certain actions without the approval of the holders of two-thirds (66 2/3%) of the outstanding Series A Preferred Units, voting as a separate class. The need to obtain the approval of holders of the Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the Board of Directors of the EQM general partner may consider to be in the best interests of our unitholders.
The affirmative vote of two-thirds (66 2/3%) of the outstanding Series A Preferred Units, voting as a separate class, is necessary to, among other things, (i) amend our partnership agreement or certificate of limited partnership in any manner that is adverse (other than in a de minimis manner) to any of the rights, preferences and privileges of the Series A Preferred Units, (ii) issue any additional Series A Preferred Units or any class or series of partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon our liquidation, dissolution and winding up, rank equal to or senior to the Series A Preferred Units, subject to certain exceptions, (iii) reduce the distribution amount applicable to the Series A Preferred Units, change the form of payment of distributions on the Series A Preferred Units, defer the date from which distributions on the Series A Preferred Units will accrue, cancel any accrued and unpaid distributions on the Series A Preferred Units or any interest accrued thereon (including any unpaid distributions or partial distributions on the Series A Preferred Units), or change the seniority rights of the Series A Preferred Units as to the payment of distributions in relation to the holders of any other class or series of partnership interests in EQM, (iv) reduce the amount payable or change the form of payment to the record holders of the Series A Preferred Units upon the voluntary or involuntary liquidation, dissolution or winding up, or sale of all or substantially all of the assets, of EQM, or change the seniority of the liquidation preferences of the record holders of the Series A Preferred Units in relation to the rights of the holders of any other class or series of partnership interests in EQM upon the liquidation, dissolution and winding up of EQM or (v) make the Series A Preferred Units redeemable or convertible at the option of EQM other than as set forth in our partnership agreement.
Upon conversion of our Series A Preferred Units, holders may receive less valuable consideration than expected because the value of our common units may decline after such holders exercise their conversion right but before we settle our conversion obligation.
Each holder of our Series A Preferred Units may elect to convert all or any portion of the Series A Preferred Units owned by it into our common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but not been paid when due and partial period distributions (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or upon our earlier liquidation, dissolution or winding up), provided that any conversion is for at least $30 million (calculated based on the closing price of our common units on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
EQM may elect to convert all or any portion of the Series A Preferred Units into common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per common unit on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds $68.28 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the common units on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 500,000 common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) we have an effective registration statement on file with the SEC covering resales of the common units to be received by such holders upon any such conversion and (v) we have paid all accrued quarterly distributions in cash to the holders.
Any conversion of Series A Preferred Units to common units, whether at the holders’ election or at our election, would increase the number of common units outstanding, which in turn may impact the amount of any distributions paid in respect of the common units.
In addition, converting holders of our Series A Preferred Units will be exposed to fluctuations in the value of our common units during the period from the date such holder surrenders Series A Preferred Units for conversion until the date we settle our conversion obligation. Upon conversion, we will be required to deliver our common units no later than two business days (in the case of a conversion initiated by the holders) or five business days (in the case of a conversion initiated by EQM) following the applicable date on which notice of such conversion was delivered. Accordingly, if the price of our common units decreases during this period, the value of the common units that holders of our Series A Preferred Units receive will be adversely affected and would be less than the conversion value of the Series A Preferred Units on the applicable notice date.
We may issue additional common units and, subject to certain limitations, other equity interests ranking equal or junior to the Series A Preferred Units without unitholder approval, which would dilute our common unitholders' existing ownership interests.
Our partnership agreement does not limit the number of additional limited partner interests that, with respect to distributions on such partnership interests and distributions upon our liquidation, dissolution and winding up, rank junior to the Series A Preferred Units, including our common units and Class B units, that we may issue at any time without the approval of our unitholders. Subject to certain limited exceptions, the issuance of additional Series A Preferred Units and partnership interests that rank equal to or senior to the Series A Preferred Units requires the consent of the holders of two-thirds (66 2/3%) of the outstanding Series A Preferred Units. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our existing unitholders' proportionate ownership interest in us will decrease;

•	the amount of distributable cash flow on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

Integration of businesses or assets acquired in past or future acquisitions with our existing business will be a complex and time-consuming process. A failure to successfully integrate the acquired business or assets with our existing business in a timely manner may have a material adverse effect on our business, financial condition, results of operations or cash available for distribution to our unitholders.
The difficulties of integrating past and future acquisitions with our business include, among other things:

•	operating a larger combined organization with assets or operations that may extend into new geographic areas and lines of business;

•
integrating gathering systems and other assets, infrastructure and personnel into existing operations, including addressing any new operational focuses or regulatory programs and legacy legal, operational or regulatory challenges of acquired assets or businesses;

•	addressing the potential diversion of management’s time and attention away from our existing business to address integration or other related issues;

•	hiring, training or retaining qualified personnel to manage and operate our growing business and assets;

•	addressing the loss of customers or key employees;

•	maintaining an effective system of internal controls in compliance with the Sarbanes-Oxley Act of 2002 as well as other regulatory compliance and corporate governance matters; and

•	integrating new technology systems for financial reporting.
If any of these risks or other unanticipated liabilities or costs were to materialize, we may not realize the desired benefits from past or future acquisitions, which may result in a negative impact to, or a material adverse effect on, our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Further, we may not be successful in integrating past or future acquisitions into our existing operations within our anticipated timeframe, which may result in unforeseen operational difficulties and expenses, diminish our financial performance or require a disproportionate amount of our management’s attention to address. In addition, acquired businesses or assets may perform at levels below the levels we anticipated at the time of acquiring such businesses due to factors beyond our control. As a result, there can be no assurance that our past or future acquisitions, including our combination with RMP and our acquisition of interests in Eureka Midstream Holdings, LLC and Hornet Midstream Holdings, LLC, will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
2.1
Agreement and Plan of Merger, dated as of February 13, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Services, LLC, EQM Midstream Partners, LP, EQGP Services, LLC, EQGP Holdings, LP and the other parties thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on February 14, 2019.
2.2
Purchase and Sale Agreement, dated as of March 13, 2019, by and between EQM Midstream Partners, LP and North Haven Infrastructure Partners II Buffalo Holdings, LLC. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on March 15, 2019.
3.1(a)	Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC), dated as of January 29, 2015.	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.1(b)	Certificate of Amendment to Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.2(a)	Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.2(b)	First Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.5 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.4	Third Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.2 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
3.5	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Incorporated herein by reference to Exhibit 3.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
3.6	Certificate of Amendment to Certificate of Limited Partnership of EQM Midstream Partners, LP, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.3 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on February 22, 2019.
4.1
Registration Rights Agreement, dated as of April 10, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 4.1 to EQM Midstream Partners, LP’s Form 8-K (#001-35574) filed on April 10, 2019.
10.1(a)
Convertible Preferred Unit Purchase Agreement, dated as of March 13, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on March 15, 2019.

10.1(b)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson MLP/Midstream Investment Company.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on March 19, 2019.
10.1(c)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson Midstream/Energy Fund, Inc.	Incorporated herein by reference to Exhibit 10.2 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.1(d)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Centaurus Capital LP.	Incorporated herein by reference to Exhibit 10.3 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.1(e)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Opportunities Fund II LLC.	Incorporated herein by reference to Exhibit 10.4 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.1(f)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Master Fund LLC.	Incorporated herein by reference to Exhibit 10.5 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.1(g)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Tortoise Direct Opportunities Fund II, LP.	Incorporated herein by reference to Exhibit 10.6 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.1(h)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Portcullis Partners, LP.	Incorporated herein by reference to Exhibit 10.7 to Equitrans Midstream Corporation’s Form 8-K (#001-38629) filed on March 19, 2019.
10.2	Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 10.1 to EQM Midstream Partners, LP's Form 8-K (#001-35574) filed on February 22, 2019.
10.3
Amended and Restated Omnibus Agreement, dated as of March 31, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP, EQGP Services, LLC and, for limited purposes, EQM Midstream Services, LLC.
Filed herewith as Exhibit 10.3.
10.4
Amendment No. 6 to Jupiter Gas Gathering Agreement, dated as of March 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***].
Filed herewith as Exhibit 10.4.
10.5
Letter Agreement, dated as of March 1, 2019, among RM Partners LP, Equitrans, L.P., Rice Drilling B LLC, EQM Gathering OPCO, LLC and Alpha Shale Resources LP. Specific items in this exhibit have been redacted, as marked by three asterisks [***].
Filed herewith as Exhibit 10.5.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Interactive Data File	Filed herewith as Exhibit 101

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQM Midstream Partners, LP
(Registrant)

By:	EQGP Services, LLC, its General Partner

By:	/s/ THOMAS F. KARAM
Thomas F. Karam
President and Chief Executive Officer

Date:  April 30, 2019