Form 10-Q
period 2019-09-30
EQM Midstream Partners, LP
filed 2019-11-05
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

	COMMISSION FILE NUMBER	001-35574

EQM Midstream Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	37-1661577
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2200 Energy Drive, Canonsburg, Pennsylvania     15317
(Address of principal executive offices)     (Zip code)
(724) 271-7600
(Registrant's telephone number, including area code)
625 Liberty Avenue, Suite 2000, Pittsburgh, Pennsylvania 15222
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No  ☒
As of October 31, 2019, there were 200,457,630 Common Units and 7,000,000 Class B Units outstanding.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by EQM Midstream Partners, LP and its subsidiaries (collectively, EQM) as net (loss) income plus net interest expense, depreciation, amortization of intangible assets, impairment of long-lived assets, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and separation and other transaction costs, less equity income, AFUDC (as defined below) – equity, adjusted EBITDA attributable to noncontrolling interest and adjusted EBITDA of assets prior to acquisition.
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
ETRN Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its general partner, for limited purposes, EQM’s former general partner and Equitrans Midstream (defined below) in connection with the Separation (as defined below), pursuant to which, among other things, EQM agreed to provide Equitrans Midstream with a license to use the name "Equitrans" and related marks in connection with Equitrans Midstream’s business, and Equitrans Midstream agreed to provide EQM with, and EQM agreed to reimburse Equitrans Midstream for, certain general and administrative services.
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
firm reservation fee revenues – contractually obligated revenues that include fixed monthly charges under firm contracts and fixed volumetric charges under MVC (defined below) contracts.
gas – natural gas.
Minimum volume commitments (MVCs) – contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes either monthly, annually or over the life of the contract.
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
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing, as applicable, the MVP and the MVP Southgate.
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES), a subsidiary of EQT.
RMP - RM Partners LP (formerly known as Rice Midstream Partners LP) and its subsidiaries.
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

Abbreviations	Measurements
ASU – Accounting Standards Update	Btu = one British thermal unit
FASB – Financial Accounting Standards Board	BBtu = billion British thermal units
FERC – U.S. Federal Energy Regulatory Commission	Bcf = billion cubic feet
GAAP – United States Generally Accepted Accounting Principles	Mcf = thousand cubic feet
IDRs – incentive distribution rights	MMBtu = million British thermal units
IPO – Initial Public Offering	MMcf = million cubic feet
SEC – U.S. Securities and Exchange Commission	MMgal = million gallons

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited) (a)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands, except per unit amounts)
Operating revenues (b)	$408,434	$364,584	$1,204,383	$1,110,307
Operating expenses:
Operating and maintenance (c)	43,021	48,109	117,460	118,775
Selling, general and administrative (c)	23,845	26,860	83,171	80,738
Separation and other transaction costs	256	2,161	19,127	7,511
Depreciation	59,197	43,567	162,777	126,957
Amortization of intangible assets	14,540	10,387	38,677	31,160
Impairments of long-lived assets (d)	298,652	—	378,787	—
Total operating expenses	439,511	131,084	799,999	365,141
Operating (loss) income	(31,077)	233,500	404,384	745,166
Equity income (e)	44,448	16,087	112,293	35,836
Other income	337	1,345	4,506	3,193
Net interest expense (f)	53,923	41,005	152,996	76,740
Net (loss) income	(40,215)	209,927	368,187	707,455
Net (loss) income attributable to noncontrolling interests	(29,697)	—	(25,664)	3,346
Net (loss) income attributable to EQM	$(10,518)	$209,927	$393,851	$704,109

Calculation of limited partner common unit interest in net (loss) income:
Net (loss) income attributable to EQM	$(10,518)	$209,927	$393,851	$704,109
Less: Series A Preferred Units interest in net income	(25,501)	—	(48,480)	—
Less: pre-acquisition net income allocated to EQT	—	(8,490)	—	(164,242)
Less: general partner interest in net income – general partner units	—	(2,379)	—	(7,145)
Less: general partner interest in net income – IDRs	—	(70,967)	—	(183,253)
Limited partner interest in net (loss) income	$(36,019)	$128,091	$345,371	$349,469

Net (loss) income per limited partner common unit – basic(g)	$(0.18)	$1.14	$1.86	$3.73
Net (loss) income per limited partner common unit – diluted(g)	$(0.18)	$1.14	$1.80	$3.73

Weighted average limited partner common units outstanding – basic	200,483	111,980	185,244	93,746
Weighted average limited partner common units outstanding – diluted	200,483	111,980	192,244	93,746

Cash distributions declared per common unit (h)	$1.160	$1.115	$3.465	$3.270

(a)
As discussed in Notes 1 and 2, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of EQM Olympus Midstream LLC (EQM Olympus), Strike Force Midstream Holdings LLC (Strike Force) and EQM West Virginia Midstream LLC (EQM WV), which were acquired by EQM effective on May 1, 2018 (the Drop-Down Transaction), and RM Partners LP (RMP), which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control.

(b)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) (EQT) of $275.4 million and $276.9 million for the three months ended September 30, 2019 and 2018, respectively, and $843.9 million and $827.8 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 8.

(c)
For the three and nine months ended September 30, 2019, operating and maintenance expense included $15.4 million and $41.6 million of charges from Equitrans Midstream Corporation (NYSE: ETRN) (Equitrans Midstream), respectively. For the three and nine months ended September 30, 2018, operating and maintenance expense included charges from EQT of $14.0 million and $38.4 million, respectively. For the three and nine months ended September 30, 2019, selling, general and administrative expense included charges from Equitrans Midstream of $16.0 million and $67.4 million, respectively. For the three and nine months ended September 30, 2018, selling, general and administrative expense included charges from EQT of $25.7 million and $75.1 million, respectively. See Note 8.

(d)	See Note 3 for disclosure regarding impairments of long-lived assets.

(e)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 9.

(f)
Net interest expense included interest income on the Preferred Interest in EQT Energy Supply, LLC (EES), a subsidiary of EQT, of $1.6 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively.

(g)	See Note 12 for disclosure regarding EQM's calculation of net income per limited partner unit (basic and diluted).

(h)	Represents the cash distributions declared related to the period presented. See Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited) (a)

	Nine Months Ended September 30,
	2019	2018
	(Thousands)
Cash flows from operating activities:
Net income	$368,187	$707,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	162,777	126,957
Amortization of intangible assets	38,677	31,160
Impairments of long-lived assets (b)	378,787	—
Equity income	(112,293)	(35,836)
AFUDC – equity	(4,927)	(3,585)
Non-cash long-term compensation expense	255	1,275
Changes in other assets and liabilities:
Accounts receivable	29,022	2,193
Accounts payable	(84,103)	13,443
Other assets and other liabilities	(31,555)	22,420
Net cash provided by operating activities	744,827	865,482
Cash flows from investing activities:
Capital expenditures	(824,930)	(616,365)
Capital contributions to the MVP Joint Venture	(512,852)	(446,049)
Bolt-on Acquisition (defined in Note 2), net of cash acquired	(837,231)	—
Drop-Down Transaction	—	(1,193,160)
Principal payments received on the Preferred Interest	3,471	3,281
Net cash used in investing activities	(2,171,542)	(2,252,293)
Cash flows from financing activities:
Proceeds from credit facility borrowings	1,887,000	2,524,000
Payments on credit facility borrowings	(2,227,000)	(2,968,000)
Pay-down of long-term debt associated with Bolt-on Acquisition (Note 2)	(28,325)	—
Proceeds from issuance of long-term debt	1,400,000	2,500,000
Debt discount and issuance costs	(2,563)	(34,249)
Proceeds from issuance of Series A Preferred Units, net of offering costs	1,158,313	—
Distributions paid to common unitholders	(673,347)	(528,410)
Distributions paid to Series A Preferred unitholders	(22,979)	—
Distributions paid to noncontrolling interest	—	(750)
Acquisition of 25% of Strike Force Midstream LLC	—	(175,000)
Capital contributions	—	15,672
Net contributions from EQT	—	3,660
Net cash provided by financing activities	1,491,099	1,336,923

Net change in cash and cash equivalents	64,384	(49,888)
Cash and cash equivalents at beginning of period	17,515	54,600
Cash and cash equivalents at end of period	$81,899	$4,712

Cash paid during the period for:
Interest, net of amount capitalized	$192,298	$42,652

Non-cash activity during the period for:
Increase (decrease) in capital contribution receivable from Equitrans Midstream/EQT	$711	$(11,758)

(a)
As discussed in Notes 1 and 2, the consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	See Note 3 for disclosure regarding impairments of long-lived assets.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$81,899	$17,515
Accounts receivable (net of allowance for doubtful accounts of $29 and $75 as of September 30, 2019 and December 31, 2018, respectively) (a)	242,186	254,390
Other current assets	21,035	14,909
Total current assets	345,120	286,814

Property, plant and equipment	8,431,130	6,367,530
Less: accumulated depreciation	(822,713)	(560,902)
Net property, plant and equipment	7,608,417	5,806,628

Investment in unconsolidated entity	2,227,321	1,510,289
Goodwill (b)	962,218	1,123,813
Net intangible assets	812,020	576,113
Other assets	198,941	152,464
Total assets	$12,154,037	$9,456,121

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (c)	$172,422	$207,877
Due to Equitrans Midstream	27,563	44,509
Capital contribution payable to the MVP Joint Venture	261,089	169,202
Accrued interest	41,170	80,199
Accrued liabilities	34,022	20,672
Total current liabilities	536,266	522,459

Credit facility borrowings (d)	557,500	625,000
Long-term debt	4,858,208	3,456,639
Regulatory and other long-term liabilities	79,164	38,724
Total liabilities	6,031,138	4,642,822

Equity:
Series A Preferred Units (24,605,291 and 0 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	1,183,814	—
Common (200,457,630 and 120,457,638 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	4,481,148	4,783,673
Class B (7,000,000 and 0 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	5,141	—
General partner (0 and 1,443,015 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	—	29,626
Noncontrolling interest (e)	452,796	—
Total equity	6,122,899	4,813,299
Total liabilities and equity	$12,154,037	$9,456,121

(a)	Accounts receivable as of September 30, 2019 and December 31, 2018 included approximately $175.7 million and $174.8 million, respectively, of accounts receivable due from EQT.

(b)	See Note 3 for disclosure regarding impairments of goodwill.

(c)	Accounts payable as of December 31, 2018 included approximately $34.0 million due to EQT. There was no related party balance with EQT included in accounts payable as of September 30, 2019.

(d)
As of September 30, 2019, EQM had credit facility borrowings outstanding of approximately $265 million and $293 million on its $3 Billion Facility and the Eureka Credit Facility, respectively (both defined herein). See Note 10 for further detail.

(e)	Noncontrolling interest as of September 30, 2019 represents third-party ownership in Eureka Midstream Holdings, LLC (Eureka Midstream). See Note 2 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited) (a)

		Limited Partners
	Predecessor Equity	Series A Preferred Units	Common Units	Class B Units	General Partner	Noncontrolling Interest	Total Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2018	$3,916,434	$—	$2,147,706	$—	$1,252	$173,472	$6,238,864
Net income	83,132	—	129,937	—	47,281	2,493	262,843
Capital contributions	—	—	2,749	—	50	—	2,799
Equity-based compensation plans	168	—	331	—	—	—	499
Distributions paid to unitholders ($1.025 per common unit)	(32,845)	—	(82,596)	—	(43,294)	—	(158,735)
Net contributions from EQT	1,015	—	—	—	—	—	1,015
Distributions paid to noncontrolling interests	—	—	—	—	—	(750)	(750)
Balance at March 31, 2018	$3,967,904	$—	$2,198,127	$—	$5,289	$175,215	$6,346,535
Net income	72,620	—	91,417	—	69,795	853	234,685
Acquisition of 25% of Strike Force Midstream LLC	—	—	1,068	—	—	(176,068)	(175,000)
Drop-Down Transaction	(1,436,297)	—	243,137			—	(1,193,160)
Capital contributions	—	—	612	—	10	—	622
Equity-based compensation plans	140	—	—	—	—	—	140
Distributions paid to unitholders ($1.065 per common unit)	(35,545)	—	(85,830)	—	(46,491)	—	(167,866)
Net contributions from EQT	2,645	—	—	—	—	—	2,645
Balance at June 30, 2018	$2,571,467	$—	$2,448,531	$—	$28,603	$—	$5,048,601
Net income	8,490	—	128,115	—	73,322	—	209,927
Capital contributions	—	—	490	—	6	—	496
Equity-based compensation plans	614	—	22	—	—	—	636
Distributions paid to unitholders ($1.09 per common unit)	—	—	(131,298)	—	(70,511)	—	(201,809)
EQM-RMP Merger	(2,580,571)		2,580,571				—
Balance at September 30, 2018	$—	$—	$5,026,431	$—	$31,420	$—	$5,057,851

		Limited Partners
	Predecessor Equity	Series A Preferred Units	Common Units	Class B Units	General Partner	Noncontrolling Interest	Total Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2019	$—	$—	$4,783,673	$—	$29,626	$—	$4,813,299
Net income	—	—	246,699	3,465	1,767	—	251,931
Equity-based compensation plans	—	—	255	—	—	—	255
Distributions paid to unitholders ($1.13 per common unit)	—	—	(136,117)	—	(75,175)	—	(211,292)
Equity restructuring associated with the EQM IDR Transaction	—	—	(42,305)	(1,477)	43,782	—	—
Balance at March 31, 2019	$—	$—	$4,852,205	$1,988	$—	$—	$4,854,193
Net income	—	22,979	125,091	4,368	—	4,033	156,471
Capital contributions	—	—	497	—	—	—	497
Distributions paid to unitholders ($1.145 per common unit)	—	—	(229,524)	—	—	—	(229,524)
Issuance of Series A Preferred Units, net of offering costs	—	1,158,313	—	—	—	—	1,158,313
Bolt-on Acquisition	—	—	—	—	—	486,062	486,062
Balance at June 30, 2019	$—	$1,181,292	$4,748,269	$6,356	$—	$490,095	$6,426,012
Net income (loss)	—	25,501	(34,804)	(1,215)	—	(29,697)	(40,215)
Capital contributions	—	—	214	—	—	—	214
Distributions paid to unitholders ($1.160 per common unit)	—	—	(232,531)	—	—	—	(232,531)
Distributions paid to Series A Preferred unitholders ($0.9339 per unit)	—	(22,979)	—	—	—	—	(22,979)
Bolt-on Acquisition measurement period adjustment (Note 2)	—	—	—	—	—	(7,602)	(7,602)
Balance at September 30, 2019	$—	$1,183,814	$4,481,148	$5,141	$—	$452,796	$6,122,899

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
Organization
EQM is a growth-oriented Delaware limited partnership formed by EQT in January 2012. Prior to the completion of the EQM IDR Transaction (defined below), EQM Midstream Services, LLC was the general partner of EQM (the Former EQM General Partner). Following the consummation of the EQM IDR Transaction, EQGP Services, LLC, a wholly-owned indirect subsidiary of Equitrans Midstream, became the general partner of EQM (the New EQM General Partner). References in these consolidated financial statements to Equitrans Midstream refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries, as applicable.
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
On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly-owned subsidiary of EQM following the Merger, and (ii) each of (a) the IDRs, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units representing limited partner interests in EQGP were canceled, and, as consideration for such cancellation, certain affiliates of Equitrans Midstream received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and the New EQM General Partner retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. See Note 5 for further information on the EQM IDR Transaction and Class B Units.
The EQM IDR Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business. Therefore, the exchange resulted in a reclassification, as of February 22, 2019, of a $43.8 million deficit capital balance from the general partner line item to the common and Class B line items in EQM's consolidated balance sheets based on the respective limited partner ownership interests. The reclassification represented an allocation of the carrying value of the exchanged general partner interest. Prior to the EQM IDR Transaction, when distributions related to the general partner interest and IDRs were made, earnings equal to the amount of distributions were allocated to the general partner before the remaining earnings were allocated to the limited partner unitholders based on their respective ownership percentages. Subsequent to the EQM IDR Transaction, no earnings are allocated to the general partner. The allocation of net income attributable to EQM for purposes of calculating net income per limited partner unit is described in Note 12.
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
Following the EQM IDR Transaction and the closing of the Private Placement, and as of September 30, 2019, Equitrans Midstream held a 53.5% limited partner interest (after taking into account the Series A Preferred Units issued in the Private Placement on an as-converted basis) and the non-economic general partner interest in EQM. See Note 5 for further information on the EQM IDR Transaction and Private Placement.
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
Following the completion of the Bolt-on Acquisition, EQM evaluated Eureka Midstream for consolidation and determined that Eureka Midstream does not meet the criteria for variable interest entity classification due to its ability to independently finance its operations through the Eureka Credit Facility (as defined in Note 10), as well as each member having proportional voting rights through their equity investments. As such, as of September 30, 2019, EQM consolidates Eureka Midstream using the voting interest model, recording noncontrolling interest related to the third-party ownership interests in Eureka Midstream.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of EQM as of September 30, 2019 and December 31, 2018, the results of its operations and equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
EQM and its subsidiaries, including Eureka Midstream, do not have any employees. Operational, management and other services for EQM and its subsidiaries are provided by the directors and officers of the New EQM General Partner and employees of Equitrans Midstream.
For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2018, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
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
Following the adoption of ASU 2018-15, EQM began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of EQM's hosting arrangement. For the three and nine months ended September 30, 2019, EQM did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of consolidated operations when recognized.
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
2.    Acquisitions, Mergers and Divestitures
Bolt-on Acquisition
On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream Holdings, LLC (Eureka Midstream) and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. Eureka Midstream owns a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production. Hornet Midstream owns a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the Private Placement of Series A Preferred Units that closed concurrently with the Bolt-on Acquisition. See Notes 1 and 5 for further information regarding the Private Placement.
On the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
EQM recorded $0.3 million and $17.0 million in acquisition-related expenses related to the Bolt-on Acquisition during the three and nine months ended September 30, 2019, respectively. The Bolt-on Acquisition acquisition-related expenses included $0.3 million for professional fees for the three months ended September 30, 2019 and $15.3 million for professional fees and $1.7 million for compensation arrangements for the nine months ended September 30, 2019 and are included in separation and other transaction costs in the statements of consolidated operations.
Allocation of Purchase Price. The Bolt-on Acquisition was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and preliminary estimated fair values of assets acquired and liabilities assumed as of April 10, 2019, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. The $99.7 million of goodwill was allocated to the Gathering segment. Such goodwill primarily relates to additional commercial opportunities, a diversified producer customer mix, increased exposure to dry Utica and wet Marcellus acreage and operating leverage within the Gathering segment. The purchase price allocation and related adjustments remain subject to further adjustments during the applicable measurement period; thus, the purchase price allocation and related adjustments included in the financial statements are preliminary as of September 30, 2019.

The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed in the Bolt-on Acquisition as of April 10, 2019 by EQM, as well as certain measurement period adjustments made subsequent to EQM's initial valuation.

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments(a)	Preliminary Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration(b)	$861,250	$(11,404)	$849,846
Buyout of Eureka Midstream Class B Units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,599,686	(14,932)	1,584,754

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$113,642	$(13,931)	$99,711
Impairment of goodwill (d)			(99,711)
Goodwill as of September 30, 2019			$—

(a)
EQM recorded measurement period adjustments to its preliminary acquisition date fair values due to the refinement of its valuation models, assumptions and inputs. The measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date.

(b)	The cash consideration for the Bolt-on Acquisition was adjusted by approximately $11.4 million related to working capital adjustments and the release of all escrowed indemnification funds to EQM.

(c)
After considering the refinements to the valuation models, EQM estimated the fair value of the customer-related intangible assets acquired as part of the Bolt-on Acquisition to be $311.0 million. As a result, the fair value of the customer-related intangible assets was decreased by $6.0 million on September 30, 2019 with a corresponding increase to goodwill. In addition, the change to the provisional amount resulted in a decrease in amortization expense and accumulated amortization of approximately $0.4 million.

(d)
During the third quarter of 2019, EQM identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, EQM performed an interim goodwill impairment assessment, which resulted in EQM recognizing impairment to goodwill of approximately $261.3 million, of which $99.7 million was associated with its Eureka/Hornet reporting unit bringing the reporting unit's goodwill balance to zero. See Note 3 for further detail. The goodwill impairment charge related to the Eureka/Hornet reporting unit recorded in the third quarter of fiscal 2019 is subject to change based upon the final purchase price allocation during the measurement period for estimated fair values of assets acquired and liabilities assumed in the Bolt-on Acquisition. There can be no assurance that such final allocations will not result in material increases or decreases to the recorded goodwill impairment charge based upon the preliminary purchase price allocations due to changes in the provisional opening balance sheet estimates of goodwill. EQM’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date).

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the midstream facilities and equipment represent a Level 3 fair value measurement.
The noncontrolling interest in Eureka Midstream is estimated to be $478 million. The fair value of the noncontrolling interest was calculated based on the enterprise value of Eureka Midstream and the percentage ownership not acquired by EQM. Significant unobservable inputs in the enterprise value of Eureka Midstream include future revenue estimates and future cost assumptions. As a result, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, EQM identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. EQM calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets which is 20 years for the Eureka-related intangible assets. As discussed in Note 3, during the third quarter of 2019, as a result of the recoverability test, EQM estimated the fair value of the Hornet-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within EQM's Gathering segment. As a result of the reduction in expected future cash flows, the useful life of the Hornet-related intangible assets was prospectively changed to 7.25 years as of October 1, 2019, over which EQM calculates amortization using the straight-line method. After the impact of the impairment and the decrease in the useful life of the Hornet-related intangible assets, the expected annual amortization expense increased by $1.0 million. Amortization expense recorded in the statements of consolidated operations for the three and nine months ended September 30, 2019 was $4.1 million and $7.5 million, respectively. The estimated annual amortization expense for the fourth quarter of 2019 and over the successive five years is as follows: 2019 $4.2 million, 2020 $16.8 million, 2021 $16.8 million, 2022 $16.8 million, 2023 $16.8 million and 2024 $16.8 million.
Intangible assets, net as of September 30, 2019, are detailed below.

(in thousands)	As of September 30, 2019
Intangible assets	$311,000
Less: impairment of Hornet-related intangible assets (a)	36,405
Less: accumulated amortization	7,517
Intangible assets, net	$267,078

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.
Post-Acquisition Operating Results. Subsequent to the completion of the Bolt-on Acquisition, Eureka Midstream and Hornet Midstream collectively contributed the following to both the Gathering segment and EQM's consolidated operating results for the period from April 10, 2019 through September 30, 2019.

(in thousands) (unaudited)	April 10, 2019 through September 30, 2019
Operating revenues	$61,579
Operating loss attributable to EQM	$(109,277)
Net loss attributable to noncontrolling interests	$(25,664)
Net loss attributable to EQM	$(87,949)

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

(in thousands, except per unit data)(unaudited)	Nine Months Ended September 30, 2019
Pro forma operating revenues	$1,235,963
Pro forma net income	$396,339
Pro forma net loss attributable to noncontrolling interests	$(22,447)
Pro forma net income attributable to EQM	$418,786
Pro forma income per limited partner common unit (basic)	$1.85
Pro forma income per limited partner common unit (diluted)	$1.78

(in thousands, except per unit data)(unaudited)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pro forma operating revenues	$391,151	$1,195,096
Pro forma net income	$221,037	$730,440
Pro forma net income attributable to noncontrolling interests	$4,752	$13,462
Pro forma net income attributable to EQM	$216,285	$716,978
Pro forma income per unit (basic)	$0.95	$3.20
Pro forma income per unit (diluted)	$0.92	$3.09

Shared Assets Transaction
On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with Equitrans Midstream pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM’s operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentences, the Shared Assets Transaction). Further, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from Equitrans Midstream for $8.9 million cash consideration, reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price was subject to certain adjustments. Additionally, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the third quarter of 2019, an additional asset from Equitrans Midstream for a de minimus dollar amount reflecting the net book value of such asset as of September 30, 2019. EQM may, pursuant to the Assignment and Bill of Sale, acquire certain additional assets from Equitrans Midstream for additional cash consideration reflecting the net book value of in-service assets and expenditures made with respect to assets not yet in-service and/or may assume an additional facilities lease. The initial and subsequent purchase prices were funded utilizing EQM’s $3 Billion Facility (defined in Note 10). Prior to the Shared Assets Transaction, EQM made quarterly payments to Equitrans Midstream based on fees allocated from Equitrans Midstream for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, that certain omnibus agreement (ETRN Omnibus Agreement) among Equitrans Midstream, EQM and the New EQM General Partner (as successor to the Former EQM General Partner) was amended and restated in order to, among other things, govern Equitrans Midstream’s use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by Equitrans Midstream for expenses incurred by EQM in connection with such use.
EQM-RMP Merger
On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Merger Agreement) with RMP, Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), the Former EQM General Partner, EQM Acquisition Sub, LLC, a wholly-owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly-owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly-owned subsidiaries of EQM. Pursuant to the Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the EQM-RMP Merger was converted into the right to receive 0.3319 EQM common units (the Merger Consideration), the issued and outstanding IDRs of RMP were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Merger Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Merger Consideration consisted of 33,975,777 EQM common units of which 9,544,530 EQM common units were received by an indirect wholly-owned subsidiary of EQT. As a result of the EQM-RMP Merger, RMP's common units are no longer publicly traded.

Drop-Down Transaction

On April 25, 2018, EQT, Rice Midstream Holdings LLC (Rice Midstream Holdings), a wholly-owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly-owned subsidiary of EQM, entered into a Contribution and Sale Agreement pursuant to which EQM Gathering acquired from EQT all of EQT's interests in EQM Olympus, Strike Force and EQM WV in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of approximately $1.15 billion. EQM Olympus owns a natural gas gathering system that gathers gas from wells located primarily in Belmont County, Ohio. Strike Force owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream), which gathers gas from wells located primarily in Belmont and Monroe Counties, Ohio. The Drop-Down Transaction closed on May 22, 2018 with an effective date of May 1, 2018.
As a result of the recast associated with the EQM-RMP Merger and the Drop-Down Transaction, EQM recognized approximately $1,384.9 million of goodwill, all of which was allocated to two reporting units within the Gathering segment. The goodwill value was based on a valuation performed by EQT as of November 13, 2017 with regard to the Rice Merger. EQT recorded goodwill as the excess of the estimated enterprise value of RMP, EQM Olympus, Strike Force and EQM WV over the sum of the fair value amounts allocated to the assets and liabilities of RMP, EQM Olympus, Strike Force and EQM WV. Goodwill was attributed to additional perceived growth opportunities, synergies and operating leverage within the Gathering segment. Prior to the recast, EQM had no goodwill.

The following table summarizes the allocation of the fair value of the assets and liabilities of RMP, EQM Olympus, Strike Force and EQM WV as of November 13, 2017 through pushdown accounting from EQT, as well as certain measurement period adjustments made subsequent to EQT's initial valuation.

Goodwill and Purchase Price Allocation
(Thousands)
Estimated fair value of RMP, EQM Olympus, Strike Force(a) and EQM WV	$4,014,984

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets(b)	132,459
Intangible assets(c)	623,200
Property and equipment, net(d)	2,265,900
Other non-current assets	118
Current liabilities(b)	(117,124)
RMP $850 Million Facility(e)	(266,000)
Other non-current liabilities(e)	(9,323)
Total estimated fair value of assets acquired and liabilities assumed	2,629,230
Goodwill as of November 13, 2017(f)	1,385,754
Impairment of goodwill (g)	261,941
Goodwill as of December 31, 2018	1,123,813
Impairment of goodwill (h)	161,595
Goodwill as of September 30, 2019	$962,218

(a)	Includes the estimated fair value attributable to noncontrolling interest in Strike Force of $166 million.

(b)	The fair value of current assets and current liabilities was assumed to approximate their carrying values.

(c)
The identifiable intangible assets for customer relationships were estimated by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions.

(d)	The estimated fair value of long-lived property and equipment were determined utilizing estimated replacement cost adjusted for a usage or obsolescence factor.

(e)	The estimated fair value of long-term liabilities was determined utilizing observable market inputs where available or estimated based on their then current carrying values.

(f)	Reflected the value of perceived growth opportunities, synergies and operating leverage anticipated through the acquisitions and ownership of the acquired gathering assets as of November 13, 2017.

(g)
During its annual goodwill assessment for the year ended December 31, 2018, EQM determined that the carrying value of the RMP PA Gas Gathering (as defined in Note 3) reporting unit, which comprises the Pennsylvania gathering assets acquired in the Rice Merger, was greater than its fair value. As a result, EQM recognized an impairment to goodwill of approximately $261.9 million.

(h)
As discussed above, during the third quarter of 2019, EQM identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, EQM performed an interim goodwill impairment assessment, which resulted in EQM recognizing an impairment to goodwill of approximately $261.3 million, of which $161.6 million was associated with its RMP PA Gas Gathering reporting unit. As of September 30, 2019, EQM’s goodwill balance was reduced to $962.2 million, including $923.4 million and $38.8 million associated with RMP PA Gas Gathering and Rice Retained Midstream (as defined in Note 3), respectively. See Note 3 for further detail.

The Gulfport Transaction
On May 1, 2018, pursuant to the Purchase and Sale Agreement, dated April 25, 2018, by and among EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport) and an affiliate of Gulfport, EQM Gathering acquired the remaining 25% limited liability company interest in Strike Force Midstream not then owned by Strike Force for $175 million (the Gulfport Transaction). As a result, EQM owned 100% of Strike Force Midstream effective as of May 1, 2018.
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
Divestitures
As discussed in Note 3, EQM incurred an $80.1 million impairment charge during the second quarter of 2019 associated with certain FERC-regulated low-pressure gathering pipelines. During the third quarter of 2019, EQM divested certain of its FERC-regulated low-pressure gathering pipelines associated with its Copley gathering system located in West Virginia. On August 14, 2019, Equitrans, L.P., a subsidiary of EQM, entered into a Purchase and Sale Agreement with Diversified Gas & Oil Corporation for the sale of the Copley gathering system (including approximately 530 miles of low-pressure gathering pipelines, four compressor stations and related assets) for a purchase price of $1,000, subject to certain post-closing adjustments and FERC approval. The initial transaction closed on September 26, 2019 in respect of non-certificated gathering assets comprising a portion of the Copley gathering system. The second transaction will be completed following FERC approval of the abandonment of the certificated assets, which is expected in the fourth quarter of 2019.

3.	Impairments of Long-Lived Assets
Impairment of goodwill
Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. EQM may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. EQM's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, EQM assesses qualitative factors to determine whether the existence of events or circumstances leads EQM to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, EQM determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if EQM concludes otherwise, a quantitative impairment analysis is performed.
If EQM chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then EQM will perform a quantitative assessment. In the case of a quantitative assessment, EQM estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
The three reporting units to which EQM's goodwill is recorded are (i) the Ohio gathering assets acquired in the Rice Merger (Rice Retained Midstream), (ii) the Pennsylvania gathering assets acquired in the Rice Merger (RMP PA Gas Gathering) and (iii) the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet, collectively with Rice Retained Midstream and RMP PA Gas Gathering, the Reporting Units). The Reporting Units earn a substantial portion of their revenues from volumetric-based fees, which are sensitive to changes in their customers' development plans.
During the third quarter of 2019, EQM identified impairment indicators in the form of significant declines in the unit price of EQM's common units and corresponding market capitalization, primarily as a result of continued suppressed natural gas prices and decreased producer drilling activity. Management considered these price effects and activity declines as indicators that the fair value of goodwill was more likely than not below the Reporting Units' carrying amount. As such, the performance of an interim goodwill impairment assessment was required.
In estimating the fair value of the Reporting Units, EQM used a combination of the income approach and the market approach. EQM used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. EQM used the market approach’s comparable company method and reference transaction method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
During the third quarter of 2019, EQM determined that the fair value of Rice Retained Midstream was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and Eureka/Hornet were each greater than their respective fair values. As a result, EQM recognized impairment of goodwill of $161.6 million and $99.7 million on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on EQM's statements of consolidated operations. As of September 30, 2019, EQM’s goodwill balance was reduced to $962.2 million, including $923.4 million and $38.8 million associated with RMP PA Gas Gathering and Rice Retained Midstream, respectively.
Impairment of long-lived assets and intangible assets
EQM evaluates long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require EQM to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, EQM recognizes an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires EQM to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes EQM makes to these projections and assumptions could result in significant revisions to its evaluation of recoverability of its property, plant and equipment and the recognition of additional impairments.
During the third quarter of 2019, EQM performed a recoverability test due to the triggering events described in the goodwill impairment summary above. As a result of the recoverability test, management determined that the carrying value of certain long-lived assets associated with Eureka/Hornet were not recoverable. The assets deemed not recoverable were customer-related intangible assets associated with Hornet Midstream, an asset group within Eureka/Hornet, that were acquired as part of the Bolt-on Acquisition. EQM estimated the fair value of the Hornet-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within EQM's Gathering segment. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated operations.
During the second quarter of 2019, EQM reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, EQM defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, shared costs structure and similar ratemaking structures. During the second quarter, EQM reached a settlement related to its FERC Form 501-G report, which was focused solely on EQM’s FERC-regulated transmission and storage assets. The settlement further differentiated the rate structures, which are primarily negotiated rates for the FERC-regulated transmission assets versus the tariff-based rate structure for the FERC-regulated low-pressure gathering assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, EQM groups its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and in conjunction with the evaluation, EQM determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management does not currently plan to seek to recover the deficient cash flows through a future rate proceeding. EQM therefore estimated the fair values of FERC-related low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $80.1 million related to the assets within EQM's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on EQM's statements of consolidated operations for the nine months ended September 30, 2019. See Note 2 for a discussion on the divestiture of certain of EQM's low-pressure gathering assets.

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
On the Adoption Date, EQM recorded on its consolidated balance sheets an operating lease right-of-use asset and a corresponding operating lease liability of $2.3 million, reflecting the present value of future lease payments on EQM's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that EQM estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. EQM is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and September 30, 2019, EQM had no lease contracts classified as financing leases and was neither a lessor nor party to a subleasing arrangement.
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
In addition, in connection with the Bolt-on Acquisition discussed in Note 2, EQM acquired 10 compressor leases and one facilities lease for which it recorded approximately $1.7 million and $3.0 million in operating lease expenses during the three and nine months ended September 30, 2019, respectively. EQM recorded operating lease right-of-use assets and a corresponding operating lease liability of approximately $20.0 million for these acquired leases.
The following table summarizes operating lease cost for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Thousands)
Operating lease cost	$2,838	$6,987
Short-term lease cost	1,473	3,353
Variable lease cost	100	112
Total lease cost	$4,411	$10,452

Operating lease expense related to EQM's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on EQM's statements of consolidated operations.
For the three and nine months ended September 30, 2019, cash paid for operating lease liabilities was $2.5 million and $6.3 million, respectively, which was reported in cash flows provided by operating activities on EQM's statements of consolidated cash flows.
The operating lease right-of-use assets are reported in other assets and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively, on the consolidated balance sheets. As of September 30, 2019, the operating lease right-of-use assets were $52.4 million and operating lease liabilities were $53.4 million, of which $10.1 million was classified as current. As of September 30, 2019, the weighted average remaining lease term was 8 years and the weighted average discount rate was 5.4%.
Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by EQM to lessors pursuant to contractual agreements in effect as of September 30, 2019 and related imputed interest. The majority of EQM's lease agreements have multiple renewal periods at EQM's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

September 30, 2019
(Thousands)
2019	$3,218
2020	12,168
2021	9,913
2022	7,694
2023	5,607
2024	3,966
Thereafter	24,728
Total	67,294
Less: imputed interest	13,926
Present value of operating lease liability	$53,368

5.	Equity
The following table summarizes changes in EQM's Series A Preferred Units, common units and Class B units, each representing limited partner interests in EQM, and general partner units during the year ended December 31, 2018 and from January 1, 2019 through September 30, 2019.

	Limited Partner Interests
	Series A Preferred Units	Common Units	Class B Units	General Partner Units	Total
Balance at January 1, 2018	—	80,581,758	—	1,443,015	82,024,773
Common units issued (1)	—	10,821	—	—	10,821
Drop-Down Transaction consideration	—	5,889,282	—	—	5,889,282
Common units issued in the EQM-RMP Merger	—	33,975,777	—	—	33,975,777
Balance at December 31, 2018	—	120,457,638	—	1,443,015	121,900,653
Unit cancellation	—	(8)	—	—	(8)
EQM IDR Transaction (2)	—	80,000,000	7,000,000	(1,443,015)	85,556,985
Issuance of Series A Preferred Units	24,605,291	—	—	—	24,605,291
Balance at September 30, 2019	24,605,291	200,457,630	7,000,000	—	232,062,921

(1)	Units issued upon the resignation of a member of the Board of Directors of EQM's general partner.

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

As of September 30, 2019, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 Class B units, respectively. As of September 30, 2019, Equitrans Midstream owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing, after taking into account the Series A Preferred Units issued in the Private Placement on an as-converted basis, a 53.5% limited partner interest in EQM) and the entire non-economic general partner interest in EQM, while the public owned a 46.5% limited partner interest in EQM.
Class B Units
As discussed above and in Note 1, in February 2019, EQM issued 7,000,000 Class B units representing a new class of limited partner interests in EQM as partial consideration for the EQM IDR Transaction. The Class B units are substantially similar in all respects to EQM's common units, except that the Class B units are not entitled to receive distributions of available cash until the applicable Class B unit conversion date (or, if earlier, a change of control). The Class B units are divided into three tranches, with the first tranche of 2,500,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2021, the second tranche of 2,500,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2022, and the third tranche of 2,000,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2023 (each, a Class B unit conversion date). Additionally, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM. After the applicable Class B unit conversion date (or, if earlier, a change of control), whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash.
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
Series A Preferred Units
As discussed in Note 1, in March 2019, EQM entered into the Preferred Unit Purchase Agreement with certain investors to issue and sell in the Private Placement an aggregate of 24,605,291 Series A Preferred Units representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019.
The Series A Preferred Units rank senior to all common units and Class B units representing limited partner interests in EQM with respect to distribution rights and rights upon liquidation. The Series A Preferred Units vote on an as-converted basis with the EQM common units and Class B units and have certain other class voting rights with respect to any amendment to EQM's partnership agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.
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
Each holder of the Series A Preferred Units may elect to convert all or any portion of the Series A Preferred Units owned by it into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but have not been paid when due and partial period distributions, at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier upon the liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the EQM common units on the trading day preceding notice of conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
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

6.	Financial Information by Business Segment
EQM reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. Gathering includes EQM's high-pressure gathering lines and FERC-regulated low-pressure gathering lines; Transmission includes EQM's FERC-regulated interstate pipelines and storage system; and Water consists of EQM's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Revenues from customers:
Gathering	$299,491	$252,861	$847,038	$731,440
Transmission	87,299	89,350	289,926	285,429
Water	21,644	22,373	67,419	93,438
Total operating revenues	$408,434	$364,584	$1,204,383	$1,110,307

Operating (loss) income:
Gathering (a)	$(98,489)	$177,902	$177,720	$510,755
Transmission	59,690	58,691	207,684	198,784
Water	7,722	(3,093)	18,980	35,627
Total operating (loss) income	$(31,077)	$233,500	$404,384	$745,166

Reconciliation of operating (loss) income to net (loss) income:
Equity income (b)	$44,448	$16,087	$112,293	$35,836
Other income	337	1,345	4,506	3,193
Net interest expense	53,923	41,005	152,996	76,740
Net (loss) income	$(40,215)	$209,927	$368,187	$707,455

(a)
Impairments of long-lived assets of $298.7 million and $378.8 million for the three and nine months ended September 30, 2019, respectively, were included in Gathering operating (loss) income. See Note 3 for further information.

(b)	Equity income is included in the Transmission segment.

	September 30, 2019	December 31, 2018
	(Thousands)
Segment assets:
Gathering	$7,949,204	$6,011,654
Transmission (a)	3,801,905	3,066,659
Water	198,672	237,602
Total operating segments	11,949,781	9,315,915
Headquarters, including cash	204,256	140,206
Total assets	$12,154,037	$9,456,121

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Depreciation:
Gathering	$38,943	$25,359	$104,502	$72,309
Transmission	13,347	12,357	38,474	37,228
Water	6,907	5,851	19,801	17,420
Total	$59,197	$43,567	$162,777	$126,957

Expenditures for segment assets:
Gathering(a)(b)	$272,138	$194,477	$745,053	$515,072
Transmission(c)	16,296	37,626	46,287	84,517
Water	13,466	7,981	31,490	17,358
Total(d)	$301,900	$240,084	$822,830	$616,947

(a)
Includes approximately $0.3 million and $58.9 million for the three and nine months ended September 30, 2019, respectively, related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities.

(b)
Includes approximately $6.7 million and $17.6 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.

(c)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $211.7 million and $263.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $512.9 million and $446.0 million for the nine months ended September 30, 2019 and 2018, respectively.

(d)
EQM accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. Accrued capital expenditures were approximately $115.5 million, $110.8 million and $108.9 million at September 30, 2019, June 30, 2019 and December 31, 2018, respectively. Accrued capital expenditures were approximately $91.3 million, $84.6 million and $90.7 million at September 30, 2018, June 30, 2018 and December 31, 2017, respectively. On April 10, 2019, as a result of the Bolt-on Acquisition, EQM assumed $8.8 million of Eureka Midstream accrued capital expenditures.

7.	Revenue from Contracts with Customers
For the three and nine months ended September 30, 2019 and 2018, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of September 30, 2019 and December 31, 2018, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended September 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$154,791	$81,990	$—	$236,781
Volumetric-based fee revenues	144,700	5,309	—	150,009
Water services revenues	—	—	21,644	21,644
Total operating revenues	$299,491	$87,299	$21,644	$408,434

	Three Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$112,598	$82,669	$—	$195,267
Volumetric-based fee revenues	140,263	6,681	—	146,944
Water services revenues	—	—	22,373	22,373
Total operating revenues	$252,861	$89,350	$22,373	$364,584

	Nine Months Ended September 30, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$431,520	$263,051	$—	$694,571
Volumetric-based fee revenues	415,518	26,875	—	442,393
Water services revenues	—	—	67,419	67,419
Total operating revenues	$847,038	$289,926	$67,419	$1,204,383

	Nine Months Ended September 30, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$334,233	$262,666	$—	$596,899
Volumetric-based fee revenues	397,207	22,763	—	419,970
Water services revenues	—	—	93,438	93,438
Total operating revenues	$731,440	$285,429	$93,438	$1,110,307

Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of September 30, 2019.

	2019(a)	2020	2021	2022	2023	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$124,735	$512,126	$586,691	$591,430	$590,342	$2,152,476	$4,557,800
Gathering revenues supported by MVCs	41,341	133,969	153,065	153,065	152,242	626,548	1,260,230
Transmission firm reservation fees	92,853	348,324	374,627	370,617	332,393	2,731,561	4,250,375
Total	$258,929	$994,419	$1,114,383	$1,115,112	$1,074,977	$5,510,585	$10,068,405

(a)	October 1, 2019 through December 31, 2019.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of September 30, 2019.

8.	Related Party Transactions
Pursuant to the ETRN Omnibus Agreement, Equitrans Midstream performs centralized corporate, general and administrative services for EQM. In exchange, EQM reimburses Equitrans Midstream for the expenses incurred by Equitrans Midstream in providing these services. In connection with the entry into the Assignment and Bill of Sale, the ETRN Omnibus Agreement was amended and restated, to, among other things, govern Equitrans Midstream's use, and payment for such use, of the acquired assets following their conveyance to EQM. Pursuant to a secondment agreement, employees of Equitrans Midstream and its affiliates may be seconded to EQM to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM. EQM reimburses Equitrans Midstream and its affiliates for the services provided by the seconded employees. The expenses for which EQM reimburses Equitrans Midstream and its affiliates may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. EQM is unable to estimate what those expenses would be on a stand-alone basis.
Equitrans Midstream is generally responsible for the surviving obligations of EQT under certain omnibus agreements pursuant to the Separation and Distribution Agreement.
As of September 30, 2019, EQT remained a related party following the Separation due to its 19.9% ownership interest in Equitrans Midstream. In the ordinary course of business, EQM engaged, and continues to engage, in transactions with EQT and its affiliates, including, but not limited to and as applicable, gathering agreements, transportation service and precedent agreements, storage agreements and water services agreements.

9.	Investment in Unconsolidated Entity
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM is the operator of the MVP and owned a 45.5% interest in the MVP project as of September 30, 2019. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary of the MVP Joint Venture because it does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. As of September 30, 2019, EQM owned a 47.2% interest in the MVP Southgate project and will operate the pipeline.
In September 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $254.9 million, of which $68.8 million was paid in October 2019 and $123.9 million and $62.2 million is expected to be paid in November 2019 and December 2019, respectively. In addition, in August 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP Southgate project to MVP Holdco for $6.2 million, of which $1.6 million was paid in October 2019 and $1.8 million and $2.8 million is expected to be paid in November 2019 and December 2019, respectively. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of September 30, 2019.
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
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the then-remaining construction budget for the MVP project, which was approximately $261 million at the time of issuance. As of September 30, 2019, EQM's performance guarantee was restated to approximately $211 million, adjusted for capital contributions made during the third quarter of 2019. In October 2019, EQM issued a replacement performance guarantee in an amount equal to approximately $256 million based on the updated construction budget for the MVP project.
In addition, pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of MVP Southgate, which performance assurances may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral. In February 2019, EQM issued a performance guarantee of $14 million in favor of the MVP Joint Venture for the MVP Southgate project. Upon the FERC's initial release to begin construction of the MVP Southgate project, EQM's current MVP Southgate performance guarantee will be terminated, and EQM will be obligated to issue a new guarantee (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco's proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of September 30, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,191 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of September 30, 2019, net of capital contributions payable, and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture.
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Thousands)
Current assets	$507,736	$687,657
Non-current assets	4,735,119	3,223,220
Total assets	$5,242,855	$3,910,877

Current liabilities	$468,011	$617,355
Non-current liabilities	2,416	—
Equity	4,772,428	3,293,522
Total liabilities and equity	$5,242,855	$3,910,877
Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Environmental remediation reserve	$(516)	$—	$(2,682)	$—
Other income	1,165	1,923	5,863	3,200
Net interest income	29,100	10,036	73,035	22,674
AFUDC - equity	67,902	23,416	170,416	52,905
Net income	$97,651	$35,375	$246,632	$78,779

10.    Debt
$3 Billion Facility. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the $3 Billion Facility). The $3 Billion Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the $3 Billion Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The $3 Billion Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the $3 Billion Facility, subject to the satisfaction of certain conditions. As of September 30, 2019, no term loans were outstanding under the $3 Billion Facility. Such term loans would be secured by cash and qualifying investment grade securities.
EQM's $3 Billion Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, and transactions with affiliates. In addition, the $3 Billion Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the $3 Billion Facility, as of the end of each fiscal quarter, EQM is required to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions).

As of September 30, 2019, EQM had approximately $265 million of borrowings outstanding and $1 million of letters of credit outstanding under the $3 Billion Facility. As of December 31, 2018, EQM had approximately $625 million of borrowings outstanding and $1 million of letters of credit outstanding under the $3 Billion Facility. During the three and nine months ended September 30, 2019, the maximum amount of EQM's outstanding borrowings under the $3 Billion Facility at any time was approximately $1.7 billion and the average daily balances were approximately $865 million and $950 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.7% and 3.8% for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the maximum amounts of EQM's outstanding borrowings under the $3 Billion Facility at any time were approximately $74 million and $420 million, respectively, and the average daily balances were approximately $22 million and $147 million, respectively. EQM incurred interest at weighted average annual interest rates of approximately 3.7% and 3.2% for the three and nine months ended September 30, 2018, respectively.
2019 EQM Term Loan Agreement. In August 2019, EQM entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 EQM Term Loan Agreement). The initial term loans provided under the 2019 EQM Term Loan Agreement mature in August 2022. EQM received net proceeds from the issuance of the initial term loans under the 2019 EQM Term Loan Agreement of $1,397.4 million, inclusive of estimated debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the $3 Billion Facility and the remainder was used for general partnership purposes. The 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. EQM had $1.4 billion of borrowings outstanding under the 2019 EQM Term Loan Agreement as of September 30, 2019. During the applicable portions of the two months ended September 30, 2019, the weighted average annual interest rate for the period was approximately 3.6%.
The 2019 EQM Term Loan Agreement contains certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) tested as of the end of each fiscal quarter, and limit transactions with affiliates, mergers and other fundamental changes, asset dispositions, and the incurrence of new debt, in each case and as applicable, subject to certain specified exceptions. The 2019 EQM Term Loan Agreement also contains certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM's payment obligations under the 2019 EQM Term Loan Agreement.
Eureka Credit Facility. Eureka Midstream, LLC (Eureka), a wholly-owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility, which is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations (the Eureka Credit Facility). Subject to satisfaction of certain conditions, the Eureka Credit Facility has an accordion feature that allows Eureka to increase the available borrowings under the facility by an additional $100 million to an aggregate $500 million of total commitments.
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

As of September 30, 2019, Eureka had approximately $293 million of borrowings outstanding under the Eureka Credit Facility. For the three months ended September 30, 2019 and for the period from April 10, 2019 through September 30, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million for both periods, the average daily balances were approximately $293 million and $285 million, respectively, and Eureka incurred interest at a weighted average annual interest rate of approximately 4.3% for both periods.
2018 EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility with a syndicate of lenders (the 2018 EQM Term Loan Facility). The 2018 EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM's then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the 2018 Senior Notes (defined below), on June 25, 2018, the balance outstanding under the 2018 EQM Term Loan Facility was repaid and the 2018 EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. From April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowings under the 2018 EQM Term Loan Facility at any time was approximately $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility. Prior to the completion of the EQM-RMP Merger, RM Operating LLC (formerly Rice Midstream OpCo LLC), a wholly-owned subsidiary of RMP, had an $850 million senior secured credit facility (the RMP $850 Million Facility). In connection with the completion of the EQM-RMP Merger, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the RMP $850 Million Facility was terminated. Prior to its termination, the RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries. During the applicable portions of the three and nine months ended September 30, 2018, the maximum outstanding borrowings were approximately $260 million and $375 million, respectively, the average daily balance was approximately $249 million and $300 million, respectively, and the weighted average annual interest rate for the period was approximately 4.1% and 3.8%, respectively.
EQM 4.125% and 4.00% Senior Notes. In the fourth quarter of 2016, EQM issued $500 million aggregate principal amount of 4.125% senior unsecured notes due December 2026 (the 4.125% Senior Notes). EQM used the net proceeds from the offering to repay the then outstanding borrowings under a predecessor to the $3 Billion Facility and for general partnership purposes. In the third quarter of 2014, EQM issued $500 million aggregate principal amount of 4.00% senior unsecured notes due August 2024 (the 4.00% Senior Notes). EQM used the net proceeds from the offering to repay the outstanding borrowings under a predecessor to the $3 Billion Facility and for general partnership purposes. The 4.125% Senior Notes and the 4.00% Senior Notes were issued pursuant to supplemental indentures to EQM's existing indenture dated August 1, 2014. Both the 4.125% Senior Notes and the 4.00% Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
2018 Senior Notes. During the second quarter of 2018, EQM issued 4.75% senior unsecured notes due July 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior unsecured notes due July 2028 in the aggregate principal amount of $850 million and 6.50% senior unsecured notes due July 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and estimated debt issuance costs of approximately $22.4 million. The net proceeds were used to repay the outstanding balances under the 2018 EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes. The 2018 Senior Notes were issued pursuant to supplemental indentures to EQM's existing indenture dated August 1, 2014. The 2018 Senior Notes contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of September 30, 2019, EQM and Eureka were in compliance with all debt provisions and covenants.

11.	Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying value of the credit facility borrowings and borrowings under the 2019 EQM Term Loan Agreement approximates fair value as the interest rates are based on prevailing market rates; this is considered a Level 1 fair value measurement. As EQM's notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of September 30, 2019 and December 31, 2018, the estimated fair value of EQM's senior notes was approximately $3,439 million and $3,425 million, respectively, and the carrying value of EQM's senior notes was approximately $3,461 million and $3,457 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Preferred Interest was approximately $128 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $111 million and $115 million, respectively.

12.	Net Income per Limited Partner Unit and Cash Distributions
Net Income per Limited Partner Unit. Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner units outstanding during the period. The two-class method uses an earnings allocation method under which earnings per limited partner unit are calculated for each class of common unit and any participating security considering all distributions declared and participation rights in undistributed earnings as if all earnings had been distributed during the period. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units were exercised, settled or converted into EQM common units. EQM uses the if-converted method to compute potential common units from phantom units granted to independent and non-employee directors and to compute potential common units related to the conversion of Series A Preferred Units and Class B units. Under the if-converted method, dilutive convertible securities are assumed to be converted from the date of the issuance, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Each series of potential common units is evaluated in sequence from the most dilutive to the least dilutive. Distributions declared in the period and undeclared distributions on the cumulative Series A Preferred Units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.
As a result of the EQM IDR Transaction, EQM’s common unitholders are entitled to all distributions until the Class B units are converted to common units (other than distributions in respect of the Series A Preferred Units). Class B unitholders have no rights to distributions until the Class B units are convertible into common units. Accordingly, for all periods prior to the date such Class B units are convertible, the Class B units are not considered participating securities under the two-class method. In addition, the Series A Preferred Units are not considered a participating security as they only have distribution rights up to the specified per-unit quarterly distribution and have no rights to EQM’s undistributed earnings prior to conversion of the Series A Preferred Units into EQM common units, as discussed in Note 5.
For the three and nine months ended September 30, 2019, limited partner interest in net income, which excludes the Series A Preferred Units interest in net income, was fully allocated to EQM’s common unitholders. For the three and nine months ended September 30, 2018, net income attributable to EQM was allocated to the general partner and limited partners in accordance with their respective ownership percentages. Any common units issued during the relevant periods are included on a monthly weighted-average basis for the periods in which they were outstanding.
The phantom units granted to the independent and non-employee directors of EQM's general partner will be paid in common units on a director’s termination of service on the Board of Directors of EQM's general partner. The weighted average phantom unit awards included in the calculation of basic weighted average limited partner units outstanding were 25,305 and 17,816 for the three months ended September 30, 2019 and 2018, respectively, and 23,687 and 19,699 for the nine months ended September 30, 2019 and 2018, respectively.
The following table presents EQM's calculation of net income per limited partner unit for common and Class B limited partner units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
	(Thousands, except per unit data)
Net (loss) income attributable to EQM	$(10,518)	$209,927	$393,851	$704,109
Less: Series A Preferred Units interest in net income	(25,501)	—	(48,480)	—
Less: pre-acquisition net income allocated to EQT	—	(8,490)	—	(164,242)
Less: general partner interest in net income – general partner units	—	(2,379)	—	(7,145)
Less: general partner interest in net income – IDRs	—	(70,967)	—	(183,253)
Limited partner interest in net (loss) income	$(36,019)	$128,091	$345,371	$349,469

Net (loss) income allocable to common units	$(36,019)	$128,091	$345,371	$349,469
Net (loss) income allocable to Class B units	$—	$—	$—	$—

Weighted average limited partner common units outstanding - basic	200,483	111,980	185,244	93,746
Weighted average limited partner common units outstanding - diluted(2)	200,483	111,980	192,244	93,746

Net (loss) income per limited partner common unit - basic	$(0.18)	$1.14	$1.86	$3.73
Net (loss) income per limited partner common unit - diluted	$(0.18)	$1.14	$1.80	$3.73

(1)
Net income attributable to the Drop-Down Transaction and the EQM-RMP Merger for the periods prior to May 1, 2018 and July 23, 2018, respectively, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the EQM unitholders.

(2)
In periods when EQM reports a net loss, the Class B and Series A Preferred Units are excluded from the calculation of diluted weighted average units outstanding because of their anti-dilutive effect on loss per unit. For the three months ended September 30, 2019, 7,000,000 Class B units and 24,605,291 Series A Preferred Units were excluded in the calculation of diluted weighted average limited partner units outstanding as the effect of these units were anti-dilutive. For the nine months ended September 30, 2019, 7,000,000 Class B units were included in the calculation of diluted weighted average limited partner units outstanding based upon the application of the if-converted method. The effect of Series A Preferred Units was anti-dilutive.

Distributions to common unitholders. On October 21, 2019, the Board of Directors of EQM's general partner declared a cash distribution to EQM's unitholders for the third quarter of 2019 of $1.160 per common unit. The cash distribution will be paid on November 13, 2019 to common unitholders of record at the close of business on November 1, 2019. Cash distributions paid by EQM to Equitrans Midstream will be approximately $136.0 million related to Equitrans Midstream's limited partner interest in EQM.
Distributions to Series A Preferred Unit holders. On October 21, 2019, the Board of Directors of EQM's general partner declared a quarterly cash distribution on the Series A Preferred Units for the third quarter of 2019 of $1.0364 per Series A Preferred Unit. The cash distribution will be paid on November 13, 2019 to Series A Preferred unitholders of record at the close of business on November 1, 2019.
For the quarter ended September 30, 2019, no distributions were declared on the Class B units as none of these units were convertible into EQM common units.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act).  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth; projected revenue (including from firm reservation fees) and expenses; the weighted average contract life of gathering, transmission and storage and water services contracts; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects); the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects; the ability of the MVP Joint Venture to satisfy the applicable federal agencies' land exchange procedures and consummate the land exchange on a timely basis or at all; the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein; expansion projects in EQM's operating areas and in areas that would provide access to new markets; the timing of FERC approval for, and closing of, EQM's sale of certain assets to Diversified Gas and Oil Corporation; EQM's ability to provide produced water handling services and realize expansion opportunities and related capital avoidance; EQM's ability to identify and complete acquisitions and other strategic transactions, including joint ventures, and effectively integrate transactions (including Eureka Midstream and Hornet Midstream) into EQM's operations, and achieve synergies, system optionality and accretion associated with transactions, including through increased scale; EQM's ability to access commercial opportunities and new customers for its water services business; credit rating impacts associated with MVP, customer credit ratings and defaults, acquisitions and financings and changes in EQM’s credit ratings; the timing and amount of future issuances of securities; effects of conversion, if at all, of EQM securities; effects of seasonality; expected cash flows and MVCs; capital commitments; projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures; distribution amounts and timing, rates and growth, including the effect thereon of completion of MVP; the effect and outcome of pending and future litigation and regulatory proceedings; changes in commodity prices and the effect of commodity prices on EQM's business; liquidity and financing requirements, including sources and availability; interest rates; EQM’s and its subsidiaries’ respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements; expectations regarding production volumes in EQM's areas of operations; impacts of the change of control of EQT Corporation; the final contractual terms, if any, which might result from discussions with EQT or related financial, operational or other effects of any amendments to existing agreements with EQT; the effects of government regulation; and tax status and position. The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on the current expectations and assumptions of the management of EQM's general partner about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's businesses and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2018, as may be updated by any subsequent Quarterly Reports on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and EQM does not intend to correct or update any forward-looking statement unless required by securities law, whether as a result of new information, future events or otherwise.

EXECUTIVE OVERVIEW
For the three months ended September 30, 2019, net loss attributable to EQM was $10.5 million compared to net income attributable to EQM of $209.9 million for the three months ended September 30, 2018. The decrease resulted from impairments to goodwill and intangible assets (as discussed in Note 3), higher net interest expense and higher other operating expenses, partly offset by higher gathering revenues and higher equity income.
For the nine months ended September 30, 2019, net income attributable to EQM was $393.9 million compared to $704.1 million for the nine months ended September 30, 2018. The decrease resulted primarily from impairments to goodwill, certain low-pressure gathering assets and intangible assets (as discussed in Note 3), higher net interest expense and higher other operating expenses, partly offset by higher gathering revenues and higher equity income.
On October 21, 2019, the Board of Directors of EQM's general partner declared a cash distribution to EQM's common unitholders of $1.160 per unit, which was 4.0% higher than the third quarter 2018 distribution of $1.115 per unit.
In addition, on October 21, 2019, the Board of Directors of EQM's general partner declared a quarterly cash distribution on the Series A Preferred Units for the third quarter of 2019 of $1.0364 per Series A Preferred Unit.
For the quarter ended September 30, 2019, no distributions were declared on the Class B units as none of these units were convertible into EQM common units.
EQM expects to maintain a quarterly distribution of $1.160 per common unit at least through the in-service date of the MVP. Upon completion of MVP, the distribution growth rate will be reassessed.
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

GATHERING RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018 (1)	% Change	2019	2018 (1)	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$154,791	$112,598	37.5	$431,520	$334,233	29.1
Volumetric-based fee revenues	144,700	140,263	3.2	415,518	397,207	4.6
Total operating revenues	299,491	252,861	18.4	847,038	731,440	15.8
Operating expenses:
Operating and maintenance	27,127	18,868	43.8	67,860	54,792	23.9
Selling, general and administrative	18,462	18,184	1.5	60,365	54,913	9.9
Separation and other transaction costs	256	2,161	(88.2)	19,127	7,511	154.7
Depreciation	38,943	25,359	53.6	104,502	72,309	44.5
Amortization of intangible assets	14,540	10,387	40.0	38,677	31,160	24.1
Impairments of long-lived assets	298,652	—	100.0	378,787	—	100.0
Total operating expenses	397,980	74,959	430.9	669,318	220,685	203.3
Operating (loss) income	$(98,489)	$177,902	(155.4)	$177,720	$510,755	(65.2)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation	3,824	2,114	80.9	3,321	2,029	63.7
Volumetric-based services	4,406	4,437	(0.7)	4,317	4,291	0.6
Total gathered volumes	8,230	6,551	25.6	7,638	6,320	20.9

Capital expenditures(2)(3)	$272,138	$194,477	39.9	$745,053	$515,072	44.7

(1)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger, which were effective on May 1, 2018 and July 23, 2018, respectively. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(2)
Includes approximately $0.3 million and $58.9 million for the three and nine months ended September 30, 2019, respectively, related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities. See Note 2 for further detail.

(3)
Includes approximately $6.7 million and $17.6 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Gathering revenues increased by approximately $46.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily driven by revenues generated by the entities acquired in the Bolt-on Acquisition and production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased approximately $42.2 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects in the third quarter of 2019. Volumetric-based fee revenues increased approximately $4.4 million due to increased usage fees.
Operating expenses increased by approximately $323.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of impairments of long-lived assets associated with goodwill of approximately $261.3 million and intangible assets of $36.4 million (as discussed in Note 3), an approximate $13.6 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $8.3 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Gathering revenues increased by approximately $115.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily driven by revenues generated by the entities acquired in the Bolt-on Acquisition and production development in the Marcellus and Utica Shales. Firm reservation fee revenues increased approximately $97.3 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the operating entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects for the nine months ended September 30, 2019. Volumetric-based fee revenues increased approximately $18.3 million due to increased usage fees.
Operating expenses increased by approximately $448.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of an approximate $378.8 million impairment charge, of which $261.3 million related to an impairment of goodwill, $80.1 million was associated with an impairment to certain low-pressure gathering assets and $36.4 million related to an impairment of intangible assets (as discussed in Note 3), an approximate $32.2 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $13.1 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition. In addition, EQM recognized an increase to separation and other transaction costs of approximately $11.6 million primarily associated with the Bolt-on Acquisition.
TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$81,990	$82,669	(0.8)	$263,051	$262,666	0.1
Volumetric-based fee revenues	5,309	6,681	(20.5)	26,875	22,763	18.1
Total operating revenues	87,299	89,350	(2.3)	289,926	285,429	1.6
Operating expenses:
Operating and maintenance	8,976	10,721	(16.3)	23,142	27,082	(14.5)
Selling, general and administrative	5,286	7,581	(30.3)	20,626	22,335	(7.7)
Depreciation	13,347	12,357	8.0	38,474	37,228	3.3
Total operating expenses	27,609	30,659	(9.9)	82,242	86,645	(5.1)
Operating income	$59,690	$58,691	1.7	$207,684	$198,784	4.5

Equity income	$44,448	$16,087	176.3	$112,293	$35,836	213.4

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,786	2,927	(4.8)	2,796	2,857	(2.1)
Volumetric-based services	29	104	(72.1)	115	62	85.5
Total transmission pipeline throughput	2,815	3,031	(7.1)	2,911	2,919	(0.3)

Average contracted firm transmission reservation commitments (BBtu per day)	3,650	3,658	(0.2)	3,914	3,801	3.0

Capital expenditures (1)	$16,296	$37,626	(56.7)	$46,287	$84,517	(45.2)

(1)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $211.7 million and $263.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $512.9 million and $446.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Transmission and storage revenues decreased by approximately $2.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to decreased volumetric-based usage fee revenues.
Operating expenses decreased by approximately $3.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of lower operating and maintenance expense and decreased selling, general and administrative expense resulting from lower corporate allocations.
The increase in equity income of approximately $28.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Transmission and storage revenues increased by approximately $4.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Firm reservation fee revenues increased due to higher contractual rates on existing contracts with customers and customers contracting for additional firm transmission capacity. Volumetric-based fee revenues increased due to increased usage fees, partially offset by lower park and loan revenue.
Operating expenses decreased by approximately $4.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of lower operating and maintenance expense, and lower selling, general and administrative expense resulting from lower corporate allocations.
The increase in equity income of approximately $76.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
WATER RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018 (1)	% Change	2019	2018 (1)	% Change
	(Thousands)
FINANCIAL DATA
Water services revenues	$21,644	$22,373	(3.3)	$67,419	$93,438	(27.8)

Operating expenses:
Operating and maintenance	6,918	18,521	(62.6)	26,458	36,901	(28.3)
Selling, general and administrative	97	1,094	(91.1)	2,180	3,490	(37.5)
Depreciation	6,907	5,851	18.0	19,801	17,420	13.7
Total operating expenses	13,922	25,466	(45.3)	48,439	57,811	(16.2)
Operating income (loss)	$7,722	$(3,093)	349.7	$18,980	$35,627	(46.7)

OPERATIONAL DATA
Water services volumes (MMgal)	523	449	16.5	1,511	1,740	(13.2)
Capital expenditures	$13,466	$7,981	68.7	$31,490	$17,358	81.4

(1)
EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the EQM-RMP Merger, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Water operating revenues decreased by $0.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in certain fresh water distribution fees as the fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met.

Water operating expenses decreased by $11.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and decreased selling, general and administrative expense, partly offset by increased depreciation expense as a result of additional assets placed in-service.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Water operating revenues decreased by $26.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a 13.2% decrease in fresh water distribution volumes associated with lower customer activity.
Water operating expenses decreased by $9.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and decreased selling, general and administrative expense, partly offset by increased depreciation expense as a result of additional assets placed in-service.
Other Income Statement Items
Other income
Other income decreased $1.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in AFUDC-equity. For the nine months ended September 30, 2019, other income increased by $1.3 million compared to the nine months ended September 30, 2018 primarily due to increased AFUDC – equity.
Net interest expense
Net interest expense increased by $12.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to higher interest expense of $11.3 million on credit facility borrowings associated with increased outstanding debt, including borrowings under the Eureka Credit Facility, and $6.0 million in higher interest expense associated with the 2019 EQM Term Loan Agreement, partly offset by increased capitalized interest and AFUDC - debt.
Net interest expense increased by $76.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to higher interest expense of $64.8 million as a result of the 2018 Senior Notes, higher interest expense of $16.9 million on credit facility borrowings associated with increased outstanding debt, including borrowings under the Eureka Credit Facility, and $6.0 million in higher interest expense associated with the 2019 EQM Term Loan Agreement, partly offset by increased capitalized interest and AFUDC - debt.
Net (loss) income attributable to noncontrolling interests
Net (loss) income attributable to noncontrolling interest for the three and nine months ended September 30, 2019 related to the third-party ownership interest in Eureka Midstream.
Net income attributable to noncontrolling interest for the nine months ended September 30, 2018 related to the 25% limited liability interest in Strike Force Midstream LLC owned by Gulfport Midstream. As discussed in Note 2, on May 1, 2018, EQM acquired this interest from Gulfport Midstream. As a result, EQM owned 100% of Strike Force Midstream effective as of May 1, 2018.
See "Investing Activities" and "Capital Requirements" under "Capital Resources and Liquidity" for a discussion of capital expenditures.
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net (loss) income and net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands)
Net (loss) income	$(40,215)	$209,927	$368,187	$707,455
Add:
Net interest expense	53,923	41,005	152,996	76,740
Depreciation	59,197	43,567	162,777	126,957
Amortization of intangible assets	14,540	10,387	38,677	31,160
Impairment of long-lived assets	298,652	—	378,787	—
Preferred Interest payments	2,746	2,746	8,238	8,238
Non-cash long-term compensation expense	—	636	255	1,275
Separation and other transaction costs	256	2,161	19,127	7,511
Less:
Equity income	(44,448)	(16,087)	(112,293)	(35,836)
AFUDC – equity	(474)	(1,448)	(4,927)	(3,585)
Adjusted EBITDA attributable to noncontrolling interest(1)	(9,149)	—	(17,065)	—
Adjusted EBITDA attributable to the Drop-Down Transaction(2)	—	—	—	(63,853)
Adjusted EBITDA attributable to RMP prior to the merger(3)	—	(12,825)	—	(160,128)
Adjusted EBITDA	$335,028	$280,069	$994,759	$695,934
Less:
Net interest expense excluding interest income on the Preferred Interest(4)	(54,544)	(42,921)	(156,027)	(77,757)
Capitalized interest and AFUDC – debt(4)	(7,903)	(3,202)	(20,154)	(5,959)
Ongoing maintenance capital expenditures net of expected reimbursements(4)(5)	(12,876)	(13,181)	(30,425)	(24,161)
Series A Preferred Unit distributions	(25,501)	—	(48,480)	—
Distributable cash flow(6)	$234,204	$220,765	$739,673	$588,057

Net cash provided by operating activities	$234,584	$242,575	$744,827	$865,482
Adjustments:
Capitalized interest and AFUDC – debt(4)	(7,903)	(3,202)	(20,154)	(5,959)
Principal payments received on the Preferred Interest	1,173	1,109	3,471	3,281
Ongoing maintenance capital expenditures net of expected reimbursements(4)(5)	(12,876)	(13,181)	(30,425)	(24,161)
Adjusted EBITDA attributable to noncontrolling interest(1)	(9,149)	—	(17,065)	—
Adjusted EBITDA attributable to the Drop-Down Transaction(2)	—	—	—	(63,853)
Adjusted EBITDA attributable to RMP prior to the merger(3)	—	(12,825)	—	(160,128)
Series A Preferred Unit distributions	(25,501)	—	(48,480)	—
Other, including changes in working capital	53,876	6,289	107,499	(26,605)
Distributable cash flow(6)	$234,204	$220,765	$739,673	$588,057

(1)
Reflects adjusted EBITDA attributable to noncontrolling interest associated with the third-party ownership interest in Eureka Midstream. Adjusted EBITDA attributable to noncontrolling interest for the three and nine months ended September 30, 2019 was calculated as net loss of $29.7 million and $25.7 million, respectively, plus depreciation of $2.6 million and $4.8 million, respectively, plus amortization of intangible assets of $1.3 million and $2.2 million, respectively, plus impairments of long-lived assets of $34.0 million and $34.0 million, respectively, and interest expense of $1.0 million and $1.7 million, respectively.

(2)
Adjusted EBITDA attributable to the Drop-Down Transaction for the period prior to May 1, 2018 was subtracted as part of EQM's adjusted EBITDA calculations as these amounts were generated by assets acquired in the Drop-Down Transaction prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the Drop-Down Transaction for the nine months ended September 30, 2018 was calculated as net income of $44.4 million, plus depreciation expense of $5.8 million, plus amortization of intangible assets of $13.8 million, less interest income of $0.1 million.

(3)
Adjusted EBITDA attributable to RMP for the period prior to July 23, 2018 was subtracted as part of EQM's adjusted EBITDA calculations as these amounts were generated by RMP prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to RMP for the three and nine months ended September 30, 2018 was calculated as net income of $8.5 million and $123.2 million, respectively, plus net interest expense of $0.3 million and $4.6 million, respectively, plus depreciation expense of $3.4 million and $31.4 million, respectively, and plus non-cash compensation expense of $0.6 million and $0.9 million, respectively.

(4)	Does not reflect amounts related to the noncontrolling interest share of Eureka Midstream.

(5)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by Equitrans Midstream in 2019, or by EQT in 2018, under the terms of the EQT Omnibus Agreement of $0.2 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2018, ongoing maintenance capital expenditures net of expected reimbursements also excluded $1.0 million and $1.1 million, respectively, of ongoing maintenance capital expenditures attributable to RMP prior to the EQM-RMP Merger.

(6)
EQM believes that calculating distributable cash flow without deducting separation and other transaction costs provides investors with greater insight into the period-to-period ability of EQM’s ongoing assets and operations to generate cash flow. If separation and other transaction costs were deducted from the calculation, EQM’s distributable cash flow for the three and nine month periods ended September 30, 2019 would have been $233.9 million and $720.5 million, respectively, and $218.6 million and $580.5 million for the three and nine months ended September 30, 2018, respectively.

See "Executive Overview" above for a discussion of net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $55.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $298.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of the EQM-RMP Merger and the Drop-Down Transaction, as applicable, which resulted in adjusted EBITDA subsequent to the transactions being reflected in adjusted EBITDA. The increase in adjusted EBITDA in 2019 is also attributable to the Bolt-on Acquisition that closed on April 10, 2019.
Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, decreased by $120.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $13.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $151.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 mainly attributable to the increase in EQM's adjusted EBITDA, partly offset by increased net interest expense and distributions on the Series A Preferred Units.
Outlook
EQM’s assets overlay core acreage in the prolific Appalachian Basin. The location of EQM’s assets allows it to access major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. EQM maintains a stable cash flow profile, with greater than 50% of its revenue for the three and nine months ended September 30, 2019 generated by firm reservation fees.
EQM’s principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets and planned growth projects and seeking and executing on strategically-aligned acquisition and joint venture opportunities. As part of its approach to organic growth, EQM is focused on building and completing its key transmission and gathering growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, EQM is targeting growth from volumetric gathering opportunities and transmission and storage services and from its water services business, which is complementary to its gathering business and potentially creates opportunities to expand EQM's existing asset footprint. EQM’s focus on execution of its organic projects, coupled with disciplined capital spending and operating cost control, is complemented by EQM’s commitment to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. EQM believes that this approach will enable EQM to achieve its strategic goals.
EQM expects that the following expansion projects will be its primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of September 30, 2019, EQM is the operator of the MVP and owned a 45.5% interest in the MVP project. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the nine months ended September 30, 2019, EQM made capital contributions of approximately $500 million to the MVP Joint Venture for the MVP project. For the remainder of 2019, EQM expects to make capital contributions of approximately $0.2 billion to $0.3 billion to the MVP Joint Venture for purposes of the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and additional shippers have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression. The MVP Joint Venture is also undertaking the MVP Southgate project and is evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" included in Item 1A, "Risk Factors" in EQM’s Annual Report on Form 10-K for the year ended December 31, 2018, there are pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to resolve these challenges, including through a land exchange proposal submitted to the federal government. In connection with the United States Supreme Court’s determination to accept the Cowpasture River Preservation Association case (see Part II, Item 1, “Legal Proceedings”) and the resolution of remaining legal and regulatory components, EQM is targeting a late 2020 full in-service date at an overall project cost of $5.3 billion to $5.5 billion, excluding AFUDC. EQM is expected to fund approximately $2.7 billion of the overall project cost, including approximately $105 million to $120 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays in Part II, Item 1, "Legal Proceedings."
On November 4, 2019, Con Edison announced that it intends to exercise an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). If Con Edison exercises its option, EQM and NextEra Energy, Inc. will be obligated, and the other members of the MVP Joint Venture with interests in the MVP project will have the option, to fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, EQM expects to fund up to an additional $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture, depending upon the other members' ultimate participation. Any funding by EQM and the other members will correspondingly increase their respective interests in the MVP project and decrease Con Edison's interest in the MVP project.

•
Wellhead Gathering Expansion and Hammerhead Project. During the nine months ended September 30, 2019, EQM invested approximately $670 million in gathering expansion projects. For the remainder of 2019, EQM expects to invest approximately $215 million in gathering expansion projects, including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, primarily in southwestern Pennsylvania and eastern Ohio, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the nine months ended September 30, 2019, EQM invested approximately $265 million in the Hammerhead project. For the remainder of 2019, EQM expects to invest approximately $90 million in the Hammerhead project. A portion of the Hammerhead project is expected to be operational by year-end 2019 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin. The Hammerhead project has a targeted full in-service date of late 2020.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 70-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from PSNC Energy. As designed, the MVP Southgate project has expansion capabilities up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2020 and 2021. During the nine months ended September 30, 2019, EQM made capital contributions of approximately $12 million to the MVP Joint Venture for the MVP Southgate project. For the remainder of 2019, EQM expects to provide capital contributions of approximately $6 million to the MVP Joint Venture for the MVP Southgate project. As of September 30, 2019, EQM was the operator of the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. In March 2019, the FERC issued an environmental review schedule that states that the FERC plans to issue the final Environmental Impact Statement by December 19, 2019, and the FERC issued the draft Environmental Impact Statement on July 26, 2019. The schedule also identifies March 18, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project is expected to be placed in-service in 2021.

•
Transmission Expansion. During the nine months ended September 30, 2019, EQM invested approximately $39 million in transmission expansion projects. For the remainder of 2019, EQM expects to invest approximately $10 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of EEP commenced operations with interruptible service in the third quarter of 2019. EEP will provide capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. EEP will also provide delivery into MVP and once MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms. EEP has a targeted full in-service date of late 2020. In January 2019, EQM executed a precedent agreement with ESC Brooke County Power I, LLC to construct a natural gas pipeline for connection to a proposed 830-Megawatt power plant in Brooke County, West Virginia. The agreement includes a ten-year firm reservation commitment for 140 MMcf per day of capacity. EQM expects to invest an estimated $80 million to construct the approximately 16-mile pipeline, which has a targeted in-service date in 2023. As of September 30, 2019, EQM has invested approximately $2 million in the Brooke County project and expects to invest approximately $0.1 million for the remainder of 2019.

•
Water Expansion. During the nine months ended September 30, 2019, EQM invested approximately $32 million in the expansion of its fresh water delivery infrastructure. In response to continued lower natural gas prices, several producer customers have modified their well development plans, which impacts the expected timing of EQM's fresh water delivery services. As a result, EQM now forecasts full-year 2019 water expansion capital expenditures of $45 million.

See further discussion of capital expenditures in the "Capital Requirements" section below.
See Note 2 to the consolidated financial statements for further discussion of the Bolt-on Acquisition.
See "Critical Accounting Policies and Estimates" included in EQM's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of EQM's accounting policies and significant assumptions related to the accounting for goodwill, and EQM's policies and processes with respect to impairment reviews for goodwill. During the third quarter of 2019, EQM identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, EQM performed an interim goodwill impairment assessment, which resulted in EQM recognizing impairment to goodwill of approximately $261.3 million. In addition, due to the triggering events associated with its reassessment of goodwill, EQM performed a recoverability test on its asset groupings and determined that the fair values of certain customer-related intangible assets were below their carrying values. As such, EQM recorded an impairment charge of $36.4 million to its intangible assets. See Note 3 for further detail. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and long-lived assets to determine if further assessments are necessary and will take any additional impairment charges required.
Commodity Prices. EQM’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids could adversely affect development of additional reserves and production that is accessible by EQM’s pipeline and storage assets, which would also negatively affect EQM’s water services business. The Henry Hub natural gas price has ranged from $2.02 per MMbtu to $4.25 per MMbtu between January 1, 2019 and September 30, 2019, and the natural gas forward strip price has trended downwards during the first nine months of 2019 and is expected to remain depressed for several years. Further, market prices for natural gas in the

Appalachian Basin continue to be lower than Henry Hub natural gas prices. Lower natural gas prices have caused producers to determine to reduce their rig count or otherwise take actions to slow production growth and/or reduce production, which in turn reduces the demand for, and usage of, EQM’s services, including water services, and a sustained period of depressed natural gas prices could cause producers in EQM's areas of operation to take further actions to reduce natural gas supply in the future. EQM’s customers, including EQT, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital or other factors. On October 31, 2019, EQT announced preliminary 2020 financial guidance, including projected capital expenditures of $1.3 billion to $1.4 billion for 2020, which represents an approximately 23% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. Longer-term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees which could affect EQM’s results of operations, liquidity or financial position. Many of EQM’s customers have entered into long-term firm transmission and gathering contracts or contracts with MVCs on EQM's systems. However, approximately 48.3% of EQM’s gathering revenues and 6.1% of EQM’s transmission revenues for the third quarter of 2019 were from volumetric-based fee revenues. Additionally, EQM’s water service agreements are volumetric in nature. For more information see “Any significant decrease in production of natural gas in our areas of operation could adversely affect our business and operating results and reduce our cash available to make distributions" included in Item 1A, "Risk Factors - Risks Inherent in Our Business" of EQM’s Annual Report on Form 10-K for the year ended December 31, 2018.
EQT Change of Control. At EQT’s annual meeting held on July 10, 2019, EQT’s shareholders elected 12 individuals to the Board of Directors of EQT (EQT Board), seven of whom were nominated by a group led by Toby Z. Rice (the Rice Group), and five of whom were nominated by the EQT Board and recommended by the Rice Group.  The EQT Board subsequently made certain executive changes, including appointing Toby Z. Rice as the President and Chief Executive Officer of EQT. On July 25, 2019, EQT announced that it was suspending its outlook for 2020 and beyond as it continues to develop its operating plan under the new management team. EQT is EQM’s largest customer, accounting for approximately 70.1% of EQM’s revenues for the nine months ended September 30, 2019. EQM cannot predict the potential financial, operational or other effects on it of future actions taken by EQT’s new leadership team, including any changes to EQT’s drilling and production schedule or business strategy or actions affecting EQT’s credit ratings or personnel, or dispositions of assets by EQT, including the shares of Equitrans Midstream's common stock held by EQT, and the timing of any such changes, actions or dispositions.
EQT Negotiation. EQM has engaged in discussions with EQT regarding the potential simplification of existing gathering and water services agreements. EQM cannot predict the final contractual terms, if any, which might result from such discussions or related financial, operational or other effects of any amendments to such existing agreements.
Potential Future Impairments. During the third quarter of 2019, EQM recognized an impairment to goodwill of approximately $261.3 million, including $161.6 million and $99.7 million associated with its RMP PA Gas Gathering reporting unit and Eureka/Hornet reporting unit, respectively. In addition, EQM recognized a $36.4 million impairment related to certain Hornet-related intangible assets during the third quarter of 2019. See Note 3 for additional information. On October 31, 2019, EQT announced preliminary 2020 financial guidance, including projected total production sales volumes of 1,450 Bcfe to 1,500 Bcfe for 2020, compared to 1,490 Bcfe to 1,510 Bcfe projected for 2019. EQT also announced projected capital expenditures of $1.3 billion to $1.4 billion for 2020, which represents an approximately 23% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. Depending on the location and timing of EQT’s 2020 drilling activity, EQT’s planned reductions in its drilling and completions activity, as well as reductions in drilling and completions activity by other producers, could result in EQM recognizing future goodwill and long-lived asset impairment charges. EQM continues to receive and evaluate drilling plan information from EQT and other producers for 2020 and future years. As of the filing of this Quarterly Report on Form 10-Q, EQM cannot predict the likelihood or magnitude of any future impairment. See also “Review of our goodwill has resulted in and could result in future significant impairment charges” included in Item 1A, "Risk Factors – Risks Inherent in Our Business," in EQM’s Annual Report on Form 10-K for the year ended December 31, 2018.
For a discussion of EQM’s commercial relationship with EQT and related considerations, including risk factors, see EQM’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by this and any subsequent Quarterly Report on Form 10-Q.
Capital Resources and Liquidity
EQM's principal liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, pay cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's credit facilities, borrowings under the 2019 EQM Term Loan Agreement, cash on hand, debt transactions and issuances of additional EQM partnership interests. Pursuant to the tax matters agreement between Equitrans Midstream and EQT entered into in connection with the Separation, Equitrans Midstream is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of Equitrans Midstream and EQM securities beyond certain thresholds. See “Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream’s tax matters agreement with EQT.” under “Risks Inherent in an Investment in Us” included in “Item 1A. Risk Factors” of EQM's Annual Report on Form 10-K. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Operating Activities
Net cash flows provided by operating activities were $744.8 million for the nine months ended September 30, 2019 compared to $865.5 million for the nine months ended September 30, 2018. The decrease was primarily driven by the timing of working capital payments and higher interest payments.
Investing Activities
Net cash flows used in investing activities were $2,171.5 million for the nine months ended September 30, 2019 compared to $2,252.3 million for the nine months ended September 30, 2018. The decrease was attributable to the Drop-Down Transaction in 2018 relative to the Bolt-on Acquisition in 2019, partly offset by increased capital expenditures as further described in "Capital Requirements" and increased capital contributions to the MVP Joint Venture consistent with construction of the MVP and MVP Southgate projects.
Financing Activities
Net cash flows provided by financing activities were $1,491.1 million for the nine months ended September 30, 2019 compared to $1,336.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the primary sources of financing cash flows were net proceeds from the issuance of the term loans under the 2019 EQM Term Loan Agreement, which were used to pay down borrowings under the $3 Billion Facility, and the issuance of the Series A Preferred Units, while the primary use of financing cash flows were net repayments on credit facility borrowings and distributions paid to unitholders. For the nine months ended September 30, 2018, the primary source of financing cash flows was net proceeds from EQM's 2018 Senior Notes offering, while the primary uses of financing cash flows were repayments on the 2018 EQM Term Loan Facility and the RMP $850 Million Facility, distributions paid to unitholders and the Gulfport Transaction.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(1)	2019	2018(1)
	(Thousands)
Expansion capital expenditures (2)(3)	$288,052	$226,078	$731,531	$587,783
Maintenance capital expenditures	13,570	14,006	32,424	29,164
Total capital expenditures (4)(5)	$301,622	$240,084	$763,955	$616,947

(1)
EQM's expansion and maintenance capital expenditures have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(2)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $211.7 million and $263.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $512.9 million and $446.0 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)
Expansion capital expenditures for the three and nine months ended September 30, 2019 do not include approximately $0.3 million and $58.9 million, respectively, of non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities. See Note 2 to the consolidated financial statements for further detail.

(4)
Includes approximately $6.7 million and $17.6 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the three and nine months ended September 30, 2019, respectively.

(5)
EQM accrues capital expenditures when the work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. See Note 6 to the consolidated financial statements.

Expansion capital expenditures increased by approximately $62.0 million and $143.7 million for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018, primarily due to increased spending on the Hammerhead project and various wellhead gathering expansion projects.
Maintenance capital expenditures decreased by approximately $0.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, maintenance capital expenditures increased by approximately $3.3 million as compared to the nine months ended September 30, 2018, primarily as a result of additional assets in service.
For the remainder of 2019, EQM expects to make capital contributions to the MVP Joint Venture of approximately $0.2 billion to $0.3 billion (including approximately $6 million related to the MVP Southgate project), expansion capital expenditures are expected to be approximately $0.2 billion to $0.3 billion and maintenance capital expenditures are expected to be approximately $25 million, net of expected reimbursements. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its and its subsidiaries' credit facilities (including term loan agreements), debt transactions and issuances of additional EQM partnership units. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Credit Facility Borrowings
See Note 10 to the consolidated financial statements for discussion of the credit facilities.
Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at September 30, 2019.

Senior Notes
Rating Service	Rating	Outlook
Moody's Investors Service (Moody's)	Ba1	Stable
Standard & Poor's Ratings Services (S&P)	BBB-	Negative
Fitch Ratings (Fitch)	BBB-	Negative
EQM's credit ratings are subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. If any credit rating agency downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, the amount of which may be substantial, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit rating of Ba1 by Moody's, are considered non-investment grade.
Distributions
See Note 12 to the consolidated financial statements for discussion of distributions. EQM expects to maintain a quarterly distribution of $1.16 per common unit at least through the in-service date of the MVP. Upon completion of MVP, the distribution growth rate will be reassessed.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against it will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions. See Part II, Item 1. "Legal Proceedings" for a discussion of litigation and regulatory proceedings, including related to the MVP project.
See also "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or EQM's ability to achieve the expected investment return on the project" under Item 1A, “Risk Factors” in EQM’s Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1, "Legal Proceedings" for a discussion of litigation and regulatory proceedings, including related to the MVP project.
See Note 14 to the annual consolidated financial statements included in EQM's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of EQM's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 9 to the consolidated financial statements for discussions regarding the MVP Joint Venture guarantees.
Critical Accounting Policies and Estimates
EQM's critical accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in EQM's Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 14, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2019. The application of EQM's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka pay on borrowings under their respective credit facilities and, in EQM's case, the 2019 EQM Term Loan Agreement. The 2019 EQM Term Loan Agreement, EQM's credit facility and the Eureka Credit Facility provide for variable interest rates and thus expose EQM to fluctuations in market interest rates, which can affect EQM's results of operations and liquidity, including the amount of cash EQM has available to make quarterly cash distributions to its unitholders. Changes in interest rates may affect the distribution rate payable on EQM’s Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 10 to the consolidated financial statements for discussion of EQM's borrowings and Note 11 to the consolidated financial statements for a discussion of fair value measurements. EQM and Eureka may from time to time hedge the interest on portions of borrowings under the credit facilities and the 2019 EQM Term Loan Agreement, as applicable, in order to manage risks associated with floating interest rates.
Credit Risk
EQM is exposed to credit risk, which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, EQM requests letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. For the nine months ended September 30, 2019, approximately 78% of revenues were from affiliates of investment grade companies. EQM is exposed to the credit risk of its customers, including EQT, its largest customer. However, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $50 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of EQM providing such services. See Note 13 to EQM's Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of EQM's exposure to credit risk.
At September 30, 2019, EQT's public senior debt had an investment grade credit rating. During the third quarter of 2019, Moody's, S&P and Fitch each changed EQT's credit rating outlook to negative from stable. See also "EQT Change of Control" under "Outlook" in Part I, Item 2, "Management Discussion and Analysis of Financial Condition and Results of Operations."
Commodity Prices
EQM's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for EQM's services, including its water services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQM's customers, including EQT, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital or other factors. Unless EQM is successful in attracting and retaining new customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts on EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM.
EQM's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with greater than 50% of its revenue for the three and nine months ended September 30, 2019 generated by firm reservation fee revenues. Accordingly, EQM believes that the effect of short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "Our exposure to direct commodity price risk may increase in the future," under

Item 1A, "Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2018. Longer-term price declines could have an adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees which could affect EQM's results of operations, liquidity or financial position. Significant declines in gas production in EQM's areas of operations would adversely affect its growth potential.
Other Market Risks
EQM's $3 Billion Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. The EQM 2019 Term Loan Agreement is underwritten by a syndicate of eight financial institutions, two of which lenders each have commitments of approximately 16% of such facility and the other lenders each have approximately 11%. Although there is overlap within syndicate groups, EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit EQM's exposure to disruption or consolidation in the banking industry.
The Eureka Credit Facility is underwritten by a syndicate of 14 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by Eureka. Only one lender of the financial institutions in the syndicate holds more than 10% of the facility (approximately 13% held by ABN AMRO Capital USA LLC). Eureka's large syndicate group and relatively low percentage of participation by each lender is expected to limit Eureka's exposure to disruption or consolidation in the banking industry.
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
Changes in Internal Control over Financial Reporting
There were no changes in EQM's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.

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
Environmental Proceedings
Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the Pennsylvania Department of Environmental Protection (PADEP) alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. On October 29, 2019, EQM and PADEP finalized the terms of a consent order and have resolved all outstanding issues, including the dismissal of the appeal. The resolution included payment of a $0.65 million penalty and an agreement for additional administrative reporting requirements related to this storage field arising from the pending mining operations.
Pennsylvania DEP Consent Order, Mako Consent Order: During the third quarter of 2019, the PADEP tendered a proposed consent order to settle multiple notices of violations (NOVs) issued to EQM in September 2016 for erosion and sedimentation violations, as well as failure to comply with the conditions of EQM’s Erosion and Sediment Control General Permit. EQM is continuing negotiations and anticipates a resolution in the fourth quarter of 2019. EQM expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on its financial condition, results of operations or liquidity.
Pennsylvania DEP Consent Assessment of Civil Penalty, Fresh Water Withdraw System: During the third quarter of 2019, the PADEP issued a draft Consent of Assessment of Civil Penalty to EQM, citing a failure to report monthly and total withdraws from certain freshwater sources, failure to register a source, and failure to maintain a source/tap. EQM has implemented corrective actions including registration of all water sources and installation of equipment to prevent non-compliance events. EQM is continuing negotiations and anticipates a resolution in the fourth quarter of 2019. EQM expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on its financial condition, results of operations or liquidity.
Ohio Environmental Protection Agency Notice of Violation, Third-Party Dehydration Facilities: On August 23, 2019, the Ohio Environmental Protection Agency (OEPA) issued an NOV to EQM, stating that fourteen dehydration facilities are operating without required air permits. EQM contests liability and the applicability of OEPA’s assessment. EQM is continuing negotiations and anticipates a resolution in the fourth quarter of 2019. EQM expects that this matter will be resolved in its favor. If not, this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on the financial condition, results of operations or liquidity of EQM.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenges the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. West Virginia subsequently revised its Section 401 certification for Nationwide Permit 12, however, unless and until the U.S. Army Corps Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. The administrative proceeding described below is addressing the issues raised by the court.

•
WVDEP Rulemaking Proceedings – Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States Environmental Protection Agency (the EPA) for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA’s agreement to the WVDEP’s modification of its water quality certification was received in August 2019 and, accordingly, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The MVP Joint Venture is targeting reverification to occur during the fourth quarter of 2019. However, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be delayed past the fourth quarter of 2019.

•
Sierra Club, et al. v. U.S. Army Corps of Engineers et al., Case No. 18-1713, Fourth Circuit Court of Appeals. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia. Once the Huntington and Pittsburgh District issues are resolved as discussed above, the Norfolk District will be in the position to consider lifting the suspension of the verification for the MVP Joint Venture's use of Nationwide Permit 12.

•
Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a Bureau of Land Management (BLM) decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. The MVP Joint Venture has resumed construction of those portions of the pipeline. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. The MVP Joint Venture has resumed construction of those portions of the pipeline. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. There are multiple consolidated petitions before the DC Circuit seeking direct review of the FERC order under the Natural Gas Act in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. Those petitioners requested a stay of the FERC's order pending the resolution of the petitions, which the FERC and the MVP Joint Venture opposed. The DC Circuit denied the request for a stay on August 30, 2018. On February 19, 2019, the DC Circuit issued an order rejecting the challenges to the FERC’s order issuing a certificate of convenience and necessity to the MVP Joint Venture and certain challenges to the exercise by MVP of eminent domain authority. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiff's complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the ongoing appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the FERC proceedings. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which EQM cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners have filed challenges in various U.S. District Courts to the condemnation proceedings by which the MVP Joint Venture obtained access to their property. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and held oral argument in September 2018. On February 5, 2019, the Fourth Circuit issued an opinion affirming the decisions of the U.S. District Courts granting the MVP Joint Venture immediate access for construction of the pipeline. On March 15, 2019, the Fourth Circuit issued another opinion finding that the MVP Joint Venture did not have to condemn the interest of coal owners, nor are coal owners entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned. On July 3, 2019, a group of landowners filed a writ of certiorari with the United States Supreme Court related to the Fourth Circuit’s ruling on immediate access. On October 7, 2019, the Supreme Court denied the landowners' petition.

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

•
WVDEP Consent Order. On March 19, 2019, the WVDEP issued twenty-six NOVs to the MVP Joint Venture for various construction and sediment and erosion control issues in 2018. The MVP Joint Venture and WVDEP reached a settlement agreement which was documented as an administrative consent order for the MVP Joint Venture to pay $0.3 million in penalties. The consent order was executed by the WVDEP in September 2019. In addition to payment of assessed penalties in the amount of $0.3 million, the MVP Joint Venture was required to submit a corrective action plan to resolve any outstanding permit compliance matters. WVDEP executed the consent order on September 5, 2019 after a public comment period. The MVP Joint Venture has addressed all corrective actions and remediation necessary to address the NOVs subject to the consent order.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted the MVP Joint Venture the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. The MVP Joint Venture is working with the NPS to address MVP-related right-of-way issues.

•
Wild Virginia et al. v. United States Department of the Interior; Case No. CP16-10-000. Petitioners filed a petition in the Fourth Circuit Court of Appeals to challenge MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior’s Fish and Wildlife Service (FWS) which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case. FWS subsequently requested that the Court approve a stay of the litigation until January 11, 2020. On August  15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and held the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit’s order, on October 15, 2019, the FERC issued an order to the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume.

Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied ACP’s petition for en banc rehearing. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. On October 4, 2019, the Supreme Court formally accepted the Petitioners’ writ of certiorari and EQM anticipates that the case will be fully briefed during the fourth quarter of 2019 and an oral argument scheduled during the first quarter of 2020. The MVP Joint Venture is continuing to pursue multiple options to address the Appalachian Trail issue, including but not limited to, administrative, regulatory and legislative options.

•
Grand Jury Subpoena. On January 7, 2019, the MVP Joint Venture received a letter from the U.S. Attorney's Office for the Western District of Virginia stating that it and the EPA are investigating potential criminal and/or civil violations of the Clean Water Act and other federal statutes as they relate to the construction of the MVP. The January 7, 2019 letter requested that the MVP Joint Venture and its members, contractors, suppliers and other entities involved in the construction of the MVP preserve documents related to the MVP generated from September 1, 2018 to the present. In a telephone call on February 4, 2019, the U.S. Attorney's Office confirmed that it has opened a criminal investigation. On February 11, 2019, the MVP Joint Venture received a grand jury subpoena from the U.S. Attorney's Office for the Western District of Virginia requesting certain documents related to the MVP from August 1, 2018 to the present. The MVP Joint Venture is complying with the letter and subpoena but cannot predict whether any action will ultimately be brought by the U.S. Attorney's Office or what the outcome of such an action would be. The MVP Joint Venture began a rolling production of documents responsive to the subpoena after the U.S. Attorney’s office narrowed its subpoena inquiry to five farms in Virginia containing twenty streams or wetlands.

•
Paylor et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, Circuit Court of Henrico County. On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board (the Plaintiffs) filed a lawsuit against the MVP Joint Venture in the Circuit Court of Henrico County alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit

Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. On October 11, 2019, the Plaintiffs issued a consent decree to the MVP Joint Venture. As part of the consent decree, the MVP Joint Venture would agree to court-supervised compliance with environmental laws and third-party monitoring of erosion controls. The MVP Joint Venture would also agree to pay $2.15 million in penalties. A 30-day public comment period will be held before the consent decree is submitted for approval to Henrico County Circuit Court.
For additional information on legal proceedings, see "Legal Proceedings" in Part I, Item 3 of EQM’s Annual Report on Form 10-K for the year ended December 31, 2018, as may be updated by Part II, Item 1 of any subsequent Quarterly Reports on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in EQM's Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by risk factors disclosed in EQM's Quarterly Reports on Form 10-Q filed subsequent to that Annual Report.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
3.1	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Filed herewith as Exhibit 3.1.
3.2	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (#001-35574) filed on October 10, 2019.
3.3	Amended and Restated Certificate of Limited Partnership of EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP), dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K (#001-35574) filed on October 10, 2019.
3.4	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K (#001-35574) filed on October 10, 2019.
10.1	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of March 7, 2013, between EQT Corporation and Brian Pietrandrea.	Filed herewith as Exhibit 10.1.
10.2	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2014, between EQT Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.2.
10.3	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2015, between EQT Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.3.
10.4	Third Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of August 20, 2019, between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.4.
10.5	Term Loan Agreement, dated as of August 16, 2019, by and among EQM Midstream Partners, LP, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to the registrant's Form 8-K (#001-35574) filed on August 19, 2019.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith as Exhibit 32.
101	Inline Interactive Data File	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith as Exhibit 104.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQM Midstream Partners, LP
(Registrant)

By:	EQGP Services, LLC, its General Partner

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  November 5, 2019