Form 10-K
period 2019-12-31
EQM Midstream Partners, LP
filed 2020-02-27
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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

Registrant's telephone number, including area code: (724) 271-7600

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

The aggregate market value of the Common Units held by non-affiliates of the registrant as of June 28, 2019: $3.7 billion

At January 31, 2020, there were 200,457,630 Common Units and 7,000,000 Class B Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQM Midstream Partners, LP and its subsidiaries (collectively, EQM, we or us) as net income plus net interest expense, depreciation, amortization of intangible assets, impairment of long-lived assets, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and separation and other transaction costs, less equity income, AFUDC (as defined below) – equity, adjusted EBITDA attributable to noncontrolling interests and adjusted EBITDA of assets prior to acquisition.
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
Distribution – the distribution of 80.1% of the then outstanding shares of common stock, no par value, of Equitrans Midstream (as defined below) (Equitrans Midstream common stock) to EQT (as defined below) shareholders of record as of the close of business on November 1, 2018.
EQGP - EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
Equitrans Midstream - Equitrans Midstream Corporation (NYSE: ETRN) and its subsidiaries.
Equitrans Midstream's Disclosure Document – Equitrans Midstream's 2020 Proxy Statement or amendment to its Annual Report on Form 10-K for the year ended December 31, 2019, as applicable, in each case, as filed or to be filed with the SEC (as defined below).
EQT - EQT Corporation (NYSE: EQT) and its subsidiaries.
EQT Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its former general partner and EQT in connection with the Separation to memorialize certain indemnification obligations between EQM and EQT.
Equitrans Midstream Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its general partner, for limited purposes, EQM’s former general partner and Equitrans Midstream in connection with the Separation (as defined below), pursuant to which, among other things, EQM agreed to provide Equitrans Midstream with a license to use the name "Equitrans" and related marks in connection with Equitrans Midstream’s business, and Equitrans Midstream agreed to provide EQM with, and EQM agreed to reimburse Equitrans Midstream for, certain general and administrative services.
firm contracts – contracts for gathering, transmission, storage and water services that reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month, and generally obligate the customer to pay a fixed, monthly charge.
firm reservation fee revenues - contractually obligated revenues that include fixed monthly charges under firm contracts and fixed volumetric charges under MVC (defined below) contracts.
gas – natural gas.
liquefied natural gas (LNG) – natural gas that has been cooled to minus 161 degrees Celsius for transportation, typically by ship. The cooling process reduces the volume of natural gas by 600 times.
local distribution company (LDC) – LDCs are companies involved in the delivery of natural gas to consumers within a specific geographic area.

Minimum volume commitments (MVC or MVCs) - contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes either monthly, annually or over the life of the contract.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate.
MVP Southgate – a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina.
natural gas liquids (NGLs) - those hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, adsorption, or other methods in gas processing plants. Natural gas liquids include ethane, propane, butane and iso-butane.
play – a proven geological formation that contains commercial amounts of hydrocarbons.
Predecessor period – the periods prior to the Separation Date (defined below).
Preferred Interest – the preferred interest that EQM has in EQT Energy Supply, LLC (EES), a subsidiary of EQT.
receipt point – the point where gas is received by or into a gathering system or transmission pipeline.
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
Unless context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

.

Abbreviations
ADIT - Accumulated Deferred Income Taxes
ARO – asset retirement obligations
ASU – Accounting Standards Update
CERCLA – Comprehensive Environmental Response, Compensation and Liability Act
DOT – U.S. Department of Transportation
EPA - U.S. Environmental Protection Agency
FASB – Financial Accounting Standards Board
FERC – U.S. Federal Energy Regulatory Commission
GAAP – U.S. Generally Accepted Accounting Principles
GHG – greenhouse gas
HCA - high consequence area
IDRs – incentive distribution rights
IPO – initial public offering
IRS – U.S. Internal Revenue Service
NAAQS – National Ambient Air Quality Standards
NGA – Natural Gas Act of 1938
NGPA – Natural Gas Policy Act of 1978
NYMEX – New York Mercantile Exchange
NYSE – New York Stock Exchange
PHMSA – Pipeline and Hazardous Materials Safety Administration of the DOT
RCRA – Resource Conservation and Recovery Act
SEC – U.S. Securities and Exchange Commission

Measurements
Btu = one British thermal unit
BBtu = billion British thermal units
Bcf = billion cubic feet
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
MMgal = million gallons

EQM MIDSTREAM PARTNERS, LP
Cautionary Statements
Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Section 27A of the Securities Act of 1933, as amended (the Securities Act).  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10-K include the matters discussed in sections "Strategy" in "Item 1. Business" and "Outlook" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including:

•	guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth, including the anticipated effects associated with the EQT Global GGA (as defined in Note 19);

•	projected revenue (including from firm reservation fees) and expenses, and the effect on projected revenue associated with the EQT Global GGA;

•	the weighted average contract life of gathering, transmission and storage contracts;

•	infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering, transmission and storage and water expansion projects);

•	the cost, capacity, timing of regulatory approvals, final design and targeted in-service dates of current projects;

•	the ultimate terms, partners and structure of the MVP Joint Venture and ownership interests therein;

•	expansion projects in EQM's operating areas and in areas that would provide access to new markets;

•	EQM's ability to provide produced water handling services and realize expansion opportunities and related capital avoidance;

•
EQM's ability to identify and complete acquisitions and other strategic transactions, including the proposed EQM Merger (as defined in Note 19) and joint ventures, effectively integrate transactions (including Eureka Midstream Holdings, LLC and Hornet Midstream Holdings, LLC) into EQM's operations, and achieve synergies, system optionality and accretion associated with transactions, including through increased scale;

•
EQM's ability to access commercial opportunities and new customers for its water services business, and the timing and final terms of any definitive water services agreement between EQT and EQM related to the Water Services Letter Agreement (as defined in Note 19);

•
any further credit rating impacts associated with MVP, customer credit ratings changes, including EQT's, and defaults, acquisitions and financings and any further changes in Equitrans Midstream's and EQM’s respective credit ratings;

•
distribution amounts, timing and rates, including the effect thereon of completion of the MVP project and expected changes announced in connection with the execution of the EQM Merger Agreement (defined in Note 19);

•	the timing of the consummation of the EQM Merger (defined in Note 19);

•	the timing and amount of future issuances or repurchases of securities, including in connection with the EQM Merger;

•	effects of conversion of EQM securities into Merger Consideration (defined in Note 19) or Equitrans Midstream Preferred Shares (defined in Note 19), as applicable, in connection with the EQM Merger;

•	effects of seasonality;

•	expected cash flows and MVCs, including those associated with the EQT Global GGA and any definitive agreement between EQT and EQM related to the Water Services Letter Agreement;

•	capital commitments;

•
projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;

•	distribution amounts, timing and rates, including the effect thereon of completion of the MVP project;

•	the effect and outcome of pending and future litigation and regulatory proceedings;

•	changes in commodity prices and the effect of commodity prices on EQM's business;

•	liquidity and financing requirements, including sources and availability;

•	interest rates;

•
EQM’s and its subsidiaries’ respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements, including obtaining modifications to such covenants;

•	expectations regarding production volumes in EQM's areas of operations;

•	EQM’s ability to achieve the anticipated benefits associated with the execution of the EQT Global GGA, the EQM Merger Agreement and related agreements; and

•	the effects of government regulation; and tax status and position.
The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on the current expectations and assumptions of the management of EQM's general partner about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's businesses and forward-looking statements include, but are not limited to, those set forth under "Item 1A. Risk Factors," and elsewhere in EQM's Annual Report on Form 10-K.
Any forward-looking statement speaks only as of the date on which such statement is made and EQM does not intend to correct or update any forward-looking statement, unless required by securities law, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business
The consolidated financial statements of EQM have been retrospectively recast to include the pre-acquisition results of EQM Olympus Midstream LLC (EQM Olympus), Strike Force Midstream Holdings LLC (Strike Force) and EQM West Virginia Midstream LLC (EQM WV), which were acquired by EQM effective on May 1, 2018 (the Drop-Down Transaction), and RMP, which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control. All references in this Annual Report on Form 10-K to "EQM" refer to EQM in its individual capacity or to EQM and its consolidated subsidiaries, as the context requires. All references in this Annual Report on Form 10-K to "Equitrans Midstream" refer to Equitrans Midstream Corporation in its individual capacity or to Equitrans Midstream and its consolidated subsidiaries, as the context requires.
Overview of Operations
EQM Midstream Partners, LP (NYSE: EQM) is a growth-oriented limited partnership that operates, acquires and develops midstream assets in the Appalachian Basin. EQM is one of the largest natural gas gatherers in the U.S. and holds a significant transmission footprint in the Appalachian Basin. EQM provides midstream services to its customers in Pennsylvania, West Virginia and Ohio through its three primary assets: the gathering system, which delivers natural gas from wells and other receipt points to transmission pipelines; the transmission and storage system, which delivers natural gas to local demand users and long-haul interstate pipelines for access to demand markets; and the water service system, which consists of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities that support well completion activities and collect flowback and produced water for recycling or disposal.
As of December 31, 2019, EQM provided a majority of its natural gas gathering, transmission and storage services under long-term, firm contracts that generally include fixed monthly reservation fees. At the EQT Global GGA Effective Time, the 15-year EQT Global GGA superseded 14 gathering agreements with EQT that provided for firm reservation fees under firm contracts and a new 3.0 Bcf per day MVC, which increases gradually after the in-service date of the MVP project. This contract structure enhances the stability of EQM's cash flows and limits its direct exposure to commodity price risk. For the year ended December 31, 2019, approximately 58% of EQM's revenues were generated from firm reservation fees. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of December 31, 2019.
EQM's operations are focused primarily in southwestern Pennsylvania, northern West Virginia and southeastern Ohio, which are strategic locations in the natural gas shale plays known as the Marcellus and Utica Shales. These regions are also the primary operating areas of EQT, EQM's largest customer and a related party as of December 31, 2019. EQT accounted for approximately 69% of EQM's revenues for the year ended December 31, 2019.
The following is a map of EQM's gathering, transmission and storage and water services operations as of December 31, 2019.

Compressor Station
Contracted Future Pipeline
Existing Water Pipeline
Existing Gathering
Existing Transmission
Storage Pool Area
OH
PA
WV
Pittsburgh
Greensburg
Waynesburg
Morgantown
Fairmont
Clarion
Jefferson
Clearfield
Lawrence
Butler
Armstrong
Indiana
Beaver
Allegheny
Cambria
Westmoreland
Washington
Fayette
Somerset
Bedford
Greene
Carroll
Tuscarawas
Jefferson
Harrison
Hancock
Brooke
Ohio
Guernsey
Belmont
Marshall
Noble
Monroe
Wetzel
Monongalia
Marion
Preston
Garrett
Allegany
Mineral
Hampshire
Washington
Tyler
Pleasants
Taylor
Wood
Ritchie
Doddridge
Harrison
Barbour
Tucker
Grant
Wirt
Lewis
Calhoun
Gilmer
Upshur
Randolph
Roane
Braxton
Webster
Clay
Kanawha
Nicholas
Pocahontas
OH
PA
MD
WV
VA
NC

2019 Developments

•
Average daily gathering throughput volumes increased 20.9% from 6,489 BBtu per day for the year ended December 31, 2018 to 7,844 BBtu per day for the year ended December 31, 2019 due largely to the Bolt-on Acquisition described below.

•
EQM IDR Transaction. On February 22, 2019, Equitrans Midstream and EQM completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream, EQM and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly-owned subsidiary of EQM following the Merger, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units representing limited partner interests in EQGP were canceled, and, as consideration for such cancellation, certain affiliates of Equitrans Midstream received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and EQGP Services, LLC retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. See Note 6 for further information on the EQM IDR Transaction and Class B Units. As a result of the EQM IDR Transaction, EQGP Services, LLC (the EQM General Partner) replaced EQM Midstream Services, LLC as our new general partner. See Note 19 related to the treatment of the Class B units in connection with the EQM Merger.

•
Bolt-on Acquisition. On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream Holdings, LLC (Eureka Midstream) and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition). At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production. Hornet Midstream owns a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019. See Note 2 for further information on the Bolt-on Acquisition.

•
Series A Preferred Unit issuance. On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Notes 1 and 6 for further information regarding the Series A Preferred Units. See Note 19 related to the treatment of the Series A Preferred Units in connection with the EQM Merger.

•
2019 EQM Term Loan Agreement. In August 2019, EQM entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 EQM Term Loan Agreement). The initial term loans provided under the 2019 EQM Term Loan Agreement mature in August 2022. EQM received net proceeds from the issuance of the initial term loans under the 2019 EQM Term Loan Agreement of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under EQM's $3 billion revolving credit facility (the $3 Billion Facility) and the remainder was used for general partnership purposes. See Note 12 for further information on the 2019 EQM Term Loan Agreement.

Transactions Announced on February 27, 2020
Agreement and Plan of Merger
On February 26, 2020, EQM, Equitrans Midstream, EQM LP Corporation, a Delaware corporation and a wholly-owned subsidiary of Equitrans Midstream (EQM LP), LS Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EQM LP (Merger Sub), and the EQM General Partner entered into an Agreement and Plan of Merger (the EQM Merger Agreement), pursuant to which Merger Sub will merge with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of Equitrans Midstream following the EQM Merger. Following the EQM Merger, EQM will no longer be a publicly traded entity.

Under the terms of the EQM Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the effective time of the EQM Merger (the Effective Time), (i) each outstanding EQM common unit (each, an EQM Common Unit), other than EQM Common Units owned by Equitrans Midstream and its subsidiaries (each, a Public Common Unit), will be converted into the right to receive, subject to adjustment as described in the EQM Merger Agreement, 2.44 shares of Equitrans Midstream common stock, no par value (Equitrans Midstream common stock) (the Merger Consideration); (ii) (x) $600 million of the Series A Perpetual Convertible Preferred Units (each, a Series A Preferred Unit) issued and outstanding immediately prior to the Effective Time will be redeemed by EQM, and (y) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the Effective Time will be exchanged for shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares); and (iii) each outstanding phantom unit relating to an EQM Common Unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, will be converted into the right to receive, with respect to each EQM Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights), less applicable tax withholding. The interests in EQM owned by Equitrans Midstream and its subsidiaries (including the Class B units) will remain outstanding as limited partner interests in the surviving entity. The EQM General Partner will continue to own the non-economic general partner interest in the surviving entity. See Note 19 for more information on the EQM Merger.
EQT Global GGA
On February 26, 2020 (the EQT Global GGA Effective Date), a subsidiary of EQM, entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT and certain affiliates of EQT for the provision by EQM of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Effective as of the EQT Global GGA Effective Date, EQT will be subject to an initial annual minimum volume commitment of 3.0 Bcf per day, in each case, for the term of the EQT Global GGA, subject to certain potential upward adjustments pursuant to the terms of EQT Global GGA, including in connection with the actual in-service date of the MVP project. The gathering fees in the three years following the MVP in-service date are subject to potential reductions under certain circumstances related to the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew year to year thereafter unless terminated by EQT or EQM. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to EQM during the period beginning on the MVP in-service date until the earlier of (i) 36 months following the MVP in-service date or (ii) December 31, 2024. The potential cash bonus payments are conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas Spot Price exceeding certain price thresholds.
Following the MVP in-service date, the gathering fees payable by EQT to EQM (or its affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP, and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of approximately $196 million.
Credit Letter Agreement
On February 26, 2020, EQM and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody's Investors Service (Moody's), (ii) BB- with S&P Global Ratings (S&P) and (iii) BB- with Fitch Investor Services (Fitch) and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture. See also Note 18 for additional information on the Credit Letter Agreement entered into in connection with the EQT Global GGA.
Water Services Letter Agreement
On February 26, 2020, EQM entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize EQM for the provision of water services under one or more water services agreements (the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fees incurred to EQM for services pursuant to the Water Services Letter Agreement shall be equal to or greater than $60 million per year.

Intercompany Loan Agreement
Equitrans Midstream intends to enter into a senior unsecured term loan agreement (the Intercompany Loan Agreement) by and between EQM, as lender, and Equitrans Midstream, as borrower, pursuant to which Equitrans Midstream will borrow the stated principal amount of $650 million (the Intercompany Loan) from EQM. The Intercompany Loan Agreement is expected to close in early March 2020 and has an anticipated maturity date in March 2023. It is anticipated that EQM will have the option to accelerate the maturity of the Intercompany Loan upon Equitrans Midstream's failure to pay interest and other obligations as they become due (subject to certain specified grace periods) and upon other customary events of default. It is anticipated that interest on the Intercompany Loan thereunder will accrue and will be payable semi-annually in arrears starting in September 2020 at an interest rate of 7.0% per annum, subject to an additional 2.0% per annum during the occurrence and continuance of certain events of default. See Note 18 for a description of the Intercompany Loan. EQM expects to borrow under its $3 Billion Facility (as defined in Note 12) in order to source funds for making the loan to Equitrans Midstream in connection with the Intercompany Loan Agreement.
Preferred Restructuring Agreement
On February 26, 2020, Equitrans Midstream and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of Series A Preferred Units (collectively, the Investors), pursuant to which (i) EQM will redeem $600 million of the Investor’s Series A Preferred Units issued and outstanding immediately prior to the Effective Time of the EQM Merger and (ii) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the effective time of the EQM Merger will be exchanged for Equitrans Midstream Preferred Shares on a one for one basis (the Equitrans Midstream Private Placement), in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Partnership Agreement) that will occur upon the closing of the EQM Merger (the Restructuring). The Equitrans Midstream Preferred Shares to be issued in the Equitrans Midstream Private Placement have not been registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The Restructuring is expected to close substantially concurrent with the closing of the EQM Merger (the Restructuring Closing), subject to the delivery of certain closing deliverables and certain closing conditions. See Note 19 for additional information on the Restructuring Agreement and the Equitrans Midstream Private Placement.
Share Purchase Agreements
On February 26, 2020, Equitrans Midstream entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which (i) Equitrans Midstream will purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) Equitrans Midstream will purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note (the Rate Relief Note) representing approximately $196 million in aggregate principal amount, and (iii) Equitrans Midstream will pay to EQT cash in the amount of approximately $7 million. At the Share Purchase Closing, (as defined in Note 19), EQT will assign the Rate Relief Note to EQM as consideration for certain commercial terms, including potential reductions in the gathering fees, contemplated in the EQT Global GGA. See Note 19 for additional information on the Share Purchase Agreements.
Business Segments
EQM reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. These segments include all of EQM's operations. For discussion of the composition of the three segments, see Notes 1 and 7.
The three business segments correspond to EQM's three primary assets: the gathering system, transmission and storage system and water system. The following table summarizes the composition of EQM's operating revenue by business segment.

	Years Ended December 31,
	2019	2018	2017

Gathering operating revenues	71%	67%	57%
Transmission operating revenues	24%	26%	42%
Water operating revenues	5%	7%	1%
EQM's Assets

Gathering assets. As of December 31, 2019, EQM's gathering system, inclusive of Eureka Midstream's gathering system, included approximately 990 miles of high-pressure gathering lines and 130 compressor units with compression of approximately 445,000 horsepower and multiple interconnect points with EQM's transmission and storage system and other interstate pipelines. EQM's gathering system also included approximately 920 miles of FERC-regulated, low-pressure gathering lines. During the third quarter of 2019, EQM divested certain of its FERC-regulated low-pressure gathering pipelines associated with its Copley gathering system located in West Virginia. See Note 2 for further discussion.
Transmission and Storage assets. As of December 31, 2019, EQM's transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple LDCs. As of December 31, 2019, the transmission and storage system was supported by 39 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 135,000 horsepower, and 18 associated natural gas storage reservoirs, which had a peak withdrawal capacity of approximately 900 MMcf per day and a working gas capacity of approximately 43 Bcf.
Water assets. As of December 31, 2019, EQM's water system included approximately 180 miles of pipeline that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. In addition, as of December 31, 2019, the water system assets included 28 fresh water impoundment facilities.
Strategy
EQM’s assets overlay core acreage in the Appalachian Basin. The location of EQM’s assets provide a key link between supply and major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes as of December 31, 2019. EQM maintains a stable cash flow profile, with approximately 58% of its revenue for the year ended December 31, 2019 generated by firm reservation fees.
EQM’s principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets and planned growth projects and seeking and executing on strategically-aligned acquisition and joint venture opportunities, while maintaining disciplined capital spending and operating cost control. As part of its approach to organic growth, EQM is focused on building and completing its key transmission and gathering growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, EQM is targeting growth from volumetric gathering and transmission and storage opportunities and from its water services business, which is complementary to its gathering business and potentially creates opportunities to expand EQM's existing asset footprint. EQM’s focus on execution of its organic projects, coupled with disciplined capital spending and operating cost control, is complemented by EQM’s willingness to seek, evaluate and execute on strategically-aligned acquisition and joint venture opportunities. EQM believes that this approach will enable EQM to achieve its strategic goals.
On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. The decrease in EQM's quarterly distribution reflects a financial and distribution policy that is designed to deliver highly predictable revenues and substantial cash flows after total capital expenditures and distributions.
EQM expects that the following expansion projects will be its primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is tasked with constructing the MVP. As of December 31, 2019, EQM owned a 45.5% interest in the MVP project and will operate the MVP. The MVP is an estimated 300-mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing southeast demand markets. During the twelve months ended December 31, 2019, EQM made capital contributions of approximately $755 million to the MVP Joint Venture for the MVP project. In 2020, EQM expects to make capital contributions of approximately $650 million to $700 million to the MVP Joint Venture for purposes of the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and additional shippers have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression and is also evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects" included in "Item 1A. Risk Factors — Risks Inherent in Our Business," there are pending legal and regulatory challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working through several alternatives to resolve these challenges, including through a land exchange proposal submitted to the federal government. In connection with the United States Supreme Court’s determination to accept the Cowpasture River Preservation Association case (see "Item 3. Legal Proceedings”) and the resolution of remaining legal and regulatory components, EQM is targeting a late 2020 full in-service date at an overall project cost of $5.3 billion to $5.5 billion, excluding AFUDC. EQM is expected to fund approximately $2.7 billion (inclusive of the Con Edison cap described below) of the overall project cost, including approximately $105 million to $120 million in excess of EQM's ownership interest. See the discussion of the litigation and regulatory-related delays effecting the completion of the MVP set forth in "Item 3. Legal Proceedings."
On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). EQM and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, EQM expects to fund an additional $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture. Any funding by EQM and other members will correspondingly increase their respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, EQM's ownership equity in the MVP project will progressively increase from 45.5% to approximately 47.0%.

•
Wellhead Gathering Expansion and Hammerhead Projects. During the twelve months ended December 31, 2019, EQM invested approximately $785 million in gathering expansion projects. In 2020, EQM expects to invest approximately $500 million in gathering expansion projects (inclusive of expected capital expenditures related to noncontrolling interests in Eureka Midstream), including the continued gathering infrastructure expansion of core development areas in the Marcellus and Utica Shales, in southwestern Pennsylvania, eastern Ohio and northern West Virginia, for EQT, Range Resources Corporation (Range Resources) and other producers, and the Hammerhead project, a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP and is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT. The Hammerhead project is expected to cost approximately $555 million. During the twelve months ended December 31, 2019, EQM invested approximately $300 million in the Hammerhead project. The Hammerhead project is expected to become operational in the second quarter of 2020 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin. The Hammerhead project has a targeted full in-service date of late 2020.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2020 and 2021. EQM is expected to fund approximately $225 million of the overall project cost. During the twelve months ended December 31, 2019, EQM made capital contributions of approximately $19 million to the MVP Joint Venture for the MVP Southgate project. In 2020, EQM expects to make capital contributions of approximately $50 million to the MVP Joint Venture for the MVP Southgate project. EQM will operate the MVP Southgate pipeline and, as of December 31, 2019, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. The schedule also identifies May 14, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project is expected to be placed in-service in 2021.

•
Transmission Expansion. During the twelve months ended December 31, 2019, EQM invested approximately $45 million in transmission expansion projects. In 2020, EQM expects to invest approximately $60 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of EEP commenced operations with interruptible service in the third quarter of 2019. EEP will provide capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas

Transmission. EEP will also provide delivery into the MVP and once the MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms. EEP has a targeted full in-service date of late 2020.

•
Water Expansion. During the twelve months ended December 31, 2019, EQM invested approximately $37 million in the expansion of its fresh water delivery infrastructure. In 2020, EQM expects to invest approximately $20 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio.

Our Relationship with Equitrans Midstream
As a result of the Separation, Equitrans Midstream replaced EQT as our ultimate parent. Unlike EQT, Equitrans Midstream is a pure-play midstream company whose only cash-generating assets are its ownership interests in EQM.
 Markets and Customers
EQM's two largest customers are EQT and its affiliates and PNG Companies LLC and its affiliates. EQT, the largest natural gas producer in the United States based on produced volumes as of December 31, 2019, accounted for approximately 69%, 74% and 74% of EQM's total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, PNG Companies LLC and its affiliates, an LDC, accounted for approximately 7%, 7% and 11%, respectively, of EQM's total revenues, substantially all of which was included in Transmission.
Gathering Customers. For the year ended December 31, 2019, EQT accounted for approximately 72% of Gathering's revenues. Subject to certain exceptions and limitations, as of December 31, 2019, Gathering had acreage dedications (inclusive of acreage dedications to Eureka Midstream) through which EQM has the right to elect to gather all natural gas produced from wells under an area covering (i) approximately 244,000 gross acres in Pennsylvania pursuant to agreements with certain affiliates of EQT and other third parties, (ii) approximately 344,000 gross acres in Ohio pursuant to agreements with certain affiliates of EQT and other third parties and (iii) approximately 50,000 gross acres in West Virginia. In addition, as of December 31, 2019, Gathering had an acreage dedication of approximately 12,000 gross acres, with a producer option to expand towards approximately 30,000 gross acres, in Pennsylvania, pursuant to which EQM had the right to provide a proposal to gather all natural gas provided from wells under that area. On February 26, 2020, EQT and affiliates of EQT and EQM entered into the EQT Global GGA, consolidating 14 of the gas gathering agreements between EQT and EQM into a single global gas gathering agreement.  See “EQT Global GGA” in Note 19 for additional information.
EQM provides gathering services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline access. Revenues under firm reservation fees also include fixed volumetric charges under MVCs. As of December 31, 2019, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 4.4 Bcf per day, which included contracted firm reservation capacity of approximately 1.0 Bcf per day associated with EQM's high-pressure header pipelines. Including future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, the gathering system had total contracted firm reservation capacity (including contracted MVCs) of approximately 6.2 Bcf per day as of December 31, 2019, which included contracted firm reservation capacity of approximately 2.2 Bcf per day associated with EQM's high-pressure header pipelines. Volumetric-based fees can also be charged under firm contracts for each firm volume gathered as well as for volumes gathered in excess of the firm contracted volume, if system capacity exists. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts had a weighted average remaining term of approximately 11 years as of December 31, 2019.
Interruptible service contracts include volumetric-based fees, which are charges for the volume of natural gas gathered and generally do not guarantee access to the pipeline. These contracts can be short- or long-term. On EQM's low-pressure FERC-regulated gathering system, the typical gathering agreement provides interruptible service and has a one-year term with month-to-month rollover provisions terminable upon at least 30 days' notice. The rates for gathering service on the FERC-regulated system are based on the maximum posted tariff rate and assessed on actual receipts into the gathering system.
EQM generally does not take title to the natural gas gathered for its customers but retains a percentage of wellhead gas receipts to recover natural gas used to power its compressor stations and meet other requirements on EQM's low- and high-pressure gathering systems.
Transmission Customers. For the year ended December 31, 2019, EQT accounted for approximately 65% of Transmission's throughput and approximately 56% of Transmission's revenues. As of December 31, 2019, Transmission had an acreage dedication from EQT through which EQM had the right to elect to transport all gas produced from wells drilled by EQT under an area covering approximately 60,000 acres in Allegheny, Washington and Greene Counties in Pennsylvania and Wetzel,

Marion, Taylor, Tyler, Doddridge, Harrison and Lewis Counties in West Virginia. For the year ended December 31, 2019, PNG Companies, LLC and its affiliates accounted for approximately 27% of Transmission's revenues. Other customers include LDCs, marketers, producers and commercial and industrial users. EQM's transmission and storage system provides customers with access to adjacent markets in Pennsylvania, West Virginia and Ohio and to the Mid-Atlantic, Northeastern, Midwestern and Gulf Coast markets through interconnect points with major interstate pipelines.
EQM provides transmission and storage services in two manners: firm service and interruptible service. Firm service contracts are typically long-term and can include firm reservation fees, which are fixed, monthly charges for the guaranteed reservation of pipeline and storage capacity. Volumetric-based fees can also be charged under firm contracts for firm volume transported or stored as well as for volumes transported or stored in excess of the firm contracted volume, if there is system capacity. Customers are not assured capacity or service for volumes in excess of the firm contracted volume as such volumes have the same priority as interruptible service. Including future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm transmission contracts, approximately 5.3 Bcf per day of transmission capacity, excluding 2.0 Bcf per day of firm capacity commitments associated with the MVP, and 29.6 Bcf of storage capacity were subscribed under firm transmission and firm storage contracts, respectively, as of December 31, 2019. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm transmission and storage contracts had a weighted average remaining term of approximately 14 years as of December 31, 2019.
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
As of December 31, 2019, approximately 96% of Transmission's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Approximately 4% of Transmission's contracted firm transmission capacity was subscribed at discounted rates under its tariff, which are less than the maximum rates an interstate pipeline may charge for its services under its tariff. Transmission did not have any contracted firm transmission capacity subscribed at recourse rates under its tariff, which are the maximum rates an interstate pipeline may charge for its services under its tariff.
Water Customers. For the year ended December 31, 2019, EQT accounted for approximately 89% of Water's revenues. EQM has the exclusive right to provide fluid handling services to certain EQT operated wells until December 22, 2029 (and thereafter such right continues on a month-to-month basis) within areas of dedication in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio, including the delivery of fresh water for well completion operations and the collection and recycling or disposal of flowback and produced water. EQM also provides water services to other customers operating in the Marcellus and Utica Shales. EQM's water service revenues are primarily generated under variable price per volume contracts. The fees charged by EQM are generally tiered and, thus, are lower on a per gallon basis once certain thresholds are met. See also “Water Services Letter Agreement” in Note 19 for additional information.
Competition
Key competitors for new natural gas gathering systems include companies that own major natural gas pipelines, independent gas gatherers and integrated energy companies. When compared to EQM or its customers, some of EQM's competitors have greater capital resources and access to, or control of, larger natural gas supplies.
Competition for natural gas transmission and storage is primarily based on rates, customer commitment levels, timing, performance, commercial terms, reliability, service levels, location, reputation and fuel efficiencies. EQM's principal competitors in its transmission and storage market include companies that own major natural gas pipelines in the Marcellus and Utica Shales. In addition, EQM competes with companies that are building high-pressure gathering facilities that are able to transport natural gas to interstate pipelines without being subject to FERC jurisdiction. Major natural gas transmission companies that compete with EQM also have storage facilities connected to their transmission systems that compete with certain of EQM's storage facilities.
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
Regulatory Environment

FERC Regulation. EQM's interstate natural gas transmission and storage operations are regulated by the FERC under the NGA, the NGPA and regulations, rules and policies promulgated under those and other statutes. Certain portions of EQM's gathering operations are also rate-regulated by the FERC in connection with its interstate transmission operations. EQM's FERC-regulated operations are pursuant to tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to its customers. Generally, the FERC's authority extends to:
•rates and charges for EQM's natural gas transmission and storage and FERC-regulated gathering services;
•certification and construction of new interstate transmission and storage facilities;
•abandonment of interstate transmission and storage services and facilities and certificated gathering facilities;
•maintenance of accounts and records;
•relationships between pipelines and certain affiliates;
•terms and conditions of services and service contracts with customers;
•depreciation and amortization policies;
•acquisitions and dispositions of interstate transmission and storage facilities; and
•initiation and discontinuation of interstate transmission and storage services.
The FERC regulates the rates and charges for transmission and storage in interstate commerce. Under the NGA, recourse rates charged by interstate pipelines must be just, reasonable and not unduly discriminatory or preferential.
The recourse rate that EQM may charge for its services is established through the FERC's cost-of-service ratemaking process. Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of providing that service including recovery of and a return on the pipeline's actual prudent historical cost of investment. Key determinants in the ratemaking process include the depreciated capital costs of the facilities, the costs of providing service, the allowed rate of return and income tax allowance, as well as volume throughput and contractual capacity commitment assumptions. On March 15, 2018, the FERC issued an order generally disallowing master limited partnership (MLP)-owned pipelines from including an allowance for investor income tax liability in their cost-of-service based recourse rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated recourse rates. The new policy did not establish a binding rule automatically disallowing income tax allowances in current FERC-approved rates, but rather provided notice of the FERC’s general policy and intended course of action in future proceedings. On July 18, 2018, the FERC issued an order directed at natural gas pipelines that clarified its March 15, 2018 order, stating that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” The July 18, 2018 order also clarified the treatment of ADIT. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. On January 31, 2019, the court denied the motion to hold the proceeding in abeyance and ordered that the motion to dismiss be referred to the panel to which the merits proceeding is assigned. Briefing on the merits concluded on February 19, 2020, and the court scheduled oral argument for April 3, 2020. EQM cannot currently predict when the court will act on the broader proceeding, or what actions the court may take.
Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines make a one-time report, Form 501-G. For MLP-owned pipelines, the Form 501-G report was to calculate, among other things, an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the general disallowance of the income tax allowance and the ADIT clarification. On December 28, 2018, Equitrans, L.P., EQM's FERC-regulated subsidiary, filed its Form 501-G with the FERC. During the second quarter of 2019, EQM reached a settlement related to this FERC Form 501-G report which was focused solely on EQM’s FERC-regulated transmission and storage assets. The FERC approved the settlement and terminated Equitrans, L.P.’s Form No. 501-G proceeding during the second quarter of 2019.
The maximum applicable recourse rates and terms and conditions for service are generally (unless market-based rates have been approved by the FERC) set forth in the pipeline's FERC-approved tariff. Rate design and the allocation of costs also can affect a pipeline's profitability. While the ratemaking process establishes the maximum rate that can be charged, interstate pipelines such as EQM's transmission and storage system are permitted to discount their firm and interruptible rates without further FERC authorization down to a specified minimum level, provided they do not unduly discriminate. In addition, pipelines are allowed to negotiate different rates with their customers, under certain circumstances. Changes to rates or terms and conditions of service, and contracts can be proposed by a pipeline company under Section 4 of the NGA, or the existing interstate transmission and storage rates or terms and conditions of service, and contracts may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service that are the subject of a complaint under Section 5 of the NGA are subject to prospective change by the FERC. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. Any successful challenge against existing or proposed rates charged for EQM's transmission and storage services could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to its unitholders.
EQM's interstate pipeline may also use negotiated rates that could involve rates above or below the recourse rate or rates that are subject to a different rate structure than the rates specified in EQM's interstate pipeline tariffs, provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline's recourse rates. As of December 31, 2019, approximately 96% of the system's contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term.
FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject, or require EQM to seek modification of, the agreement, or alternatively require EQM to modify its tariff so that the non-conforming provisions are generally available to all customers or class of customers.
FERC Regulation of Gathering Rates and Terms of Service. While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, it has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission services. EQM maintains rates and terms of service in its tariff for unbundled gathering services performed on its gathering facilities in connection with the transmission service. Just as with rates and terms of service for transmission and storage services, EQM's rates and terms of services for its FERC-regulated low-pressure gathering system may be challenged by complaint and are subject to prospective change by the FERC.
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. EQM believes that its high-pressure gathering systems meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a jurisdictional natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation in the industry, so the classification and regulation of these systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
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
Notwithstanding the investigatory and preventative maintenance costs incurred in EQM's performance of customary pipeline management activities, EQM may incur significant additional expenses if anomalous pipeline conditions are discovered or more stringent pipeline safety requirements are implemented. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. This rule has not been finalized. Further, in June 2016, then-President Obama signed the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the 2016 Pipeline Safety Act), extending PHMSA's statutory mandate under prior legislation through 2019. Although a reauthorization bill extending PHMSA’s statutory mandate until 2023 was introduced in 2019, Congress did not pass the bill in 2019 and PHMSA is operating under a continuing resolution until a new bill is passed. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, PHMSA issued two separate Interim Final Rules in October 2016 and December 2016 that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. Although PHMSA issued a press release in January 2020 stating that it has submitted a final rule for publication, as of this writing the final rule has not yet been published or made publicly available. On October 19, 2017, PHMSA formally reopened the comment period in response to a petition for reconsideration. This matter remains ongoing and subject to future PHMSA determinations. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. PHMSA published three final rules on pipeline safety: Enhanced Emergency Order Procedures; Safety of Hazardous Liquid Pipelines; and Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments. The Enhanced Emergency Order Procedures rule, which became effective on December 2, 2019, implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. The Safety of Hazardous Liquid Pipelines rule, which goes into effect on July 1, 2020, expands PHMSA's regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid, gravity flow and rural gathering pipelines, establishing new requirements for integrity management programs for hazardous liquid pipelines in HCAs and certain onshore hazardous liquid pipelines located outside of HCAs, extending leak detection requirements to all non-gathering hazardous liquid pipelines, requiring new or replaced pipelines to be designed and built to accommodate in-line inspection devices, and requiring operators to inspect affected pipelines following an extreme weather event or natural disaster so they may address any resulting damage. The Safety of Gas Transmissions Pipelines rule, which goes into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure, and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments, incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections, and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. EQM is in the process of assessing the impact of these rules on its future costs of operations and revenue from operations.
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
Should EQM fail to comply with DOT regulations adopted under authority granted to PHMSA, it could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $210,000 per day for each violation and approximately $2.1 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, EQM may be required to make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in its forecasted maintenance capital expenditures.
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
EQM also generates solid wastes, including hazardous wastes, which are subject to the requirements of RCRA and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. In the ordinary course of EQM's operations, EQM generates wastes constituting solid waste and, in some instances, hazardous wastes. While certain petroleum production wastes are excluded from RCRA's hazardous waste regulations, it is possible that these wastes will in the future be designated as "hazardous wastes" and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on EQM's maintenance capital expenditures and operating expenses.
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
In 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. While the current U.S. administration announced its intent to withdraw from the Paris Agreement in June 2017, under the agreement's terms the earliest the U.S. can withdraw is 2020. There are no guarantees that the agreement will not be re-implemented in the U.S. or re-implemented in part by specific U.S. states or local governments. Additionally, the U.S. Congress, along with federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase EQM's cost of environmental compliance by requiring EQM to install new equipment to reduce emissions from larger facilities and/or purchase emission allowances. The effect of climate change legislation or regulation on EQM's business is currently uncertain. If EQM incurs additional costs to comply with such legislation or regulations, it may not be able to pass on the higher costs to its customers or recover all the costs related to complying with such requirements and any such recovery may depend on events beyond EQM's control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. EQM's future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers. Additionally, EQM's customers or suppliers may also be affected by legislation or regulation, which may adversely impact their drilling schedules and production volumes and reduce the volumes delivered to EQM and demand for its services. Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. For example, in October 2015, the EPA expanded the petroleum and natural gas system sources for which annual GHG emissions reporting would be required. Additionally, several states are pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of GHGs that could have an adverse effect on EQM's operations. The effect of any new legislative or regulatory measures on EQM will depend on the particular provisions that are ultimately adopted.
Water Discharges. The federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters, as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers (U.S. Army Corps) or an analogous state agency. In September 2015, new EPA and U.S. Army Corps rules defining the scope of the EPA's and the U.S. Army Corps' jurisdiction became effective (the 2015 Clean Water Rule). But the 2015 Clean Water Rule was promptly challenged in courts and was enjoined by judicial action in some states. Further, in October 2019 the EPA issued a rule repealing the 2015 Clean Water Rule and recodifying the preexisting regulations. The EPA has not yet finalized its anticipated rule narrowing the regulatory scope of the Clean Water Act. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, EQM could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
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
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from the FERC. The FERC actions are subject to the National Environmental Policy Act (NEPA). NEPA requires federal agencies, such as the FERC, to evaluate major federal actions having the potential to significantly affect the environment. In the course of such evaluations, an agency will either prepare an environmental assessment that assesses the potential direct, indirect and cumulative effects of a proposed project or, if necessary, a more detailed Environmental Impact Statement. Any proposed plans for future construction activities that require FERC authorization will be subject to the requirements of NEPA. This process has the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure.
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
Insurance
In the Predecessor period, EQM generally shared insurance coverage with EQT. Subsequent to the Separation, EQM generally shares insurance coverage with Equitrans Midstream. EQM reimburses Equitrans Midstream for the cost of the insurance pursuant to the terms of the Equitrans Midstream Omnibus Agreement. The insurance program includes excess liability insurance, auto liability insurance, workers' compensation insurance and property insurance. In addition, EQM has procured separate general liability and directors and officers liability policies. All insurance coverage is in amounts management believes to be reasonable and appropriate.
Employees
EQM does not have any employees. EQM is managed by the directors and officers of the EQM General Partner. All executive management personnel of the EQM General Partner are officers of Equitrans Midstream and devote the time to EQM's business and affairs that is required to manage and conduct its operations. The daily business operations of EQM are conducted by employees of Equitrans Midstream and its subsidiaries. Under the terms of the Equitrans Midstream Omnibus Agreement, EQM reimburses Equitrans Midstream for the provision of general and administrative services for its benefit, for direct expenses incurred by Equitrans Midstream on EQM's behalf and for expenses allocated to EQM as a result of it being a public entity. Additionally, EQM has a secondment agreement with Equitrans Midstream whereby Equitrans Midstream and its subsidiaries provide seconded employees to perform certain operating and other services with respect to EQM's business. Prior to the Separation, the daily business operations of EQM were conducted by employees of EQT and its subsidiaries. EQM reimbursed EQT for the provision of general and administrative services for its benefit, for direct expenses incurred by EQT on EQM's behalf and for expenses allocated to EQM as a result of it being a public entity. See Note 8 for further discussion.
Availability of Reports
EQM makes certain filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments and exhibits to those reports, available free of charge through its website, www.eqm-midstreampartners.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The filings are also available electronically on the SEC's website at www.sec.gov.
Jurisdiction and Year of Formation
EQM Midstream Partners, LP is a Delaware limited partnership formed in January 2012.
Item 1A. Risk Factors
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. The following discussion of risk factors contains forward-looking statements. These risk factors may be important for understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included in "Item 8. Financial Statements and Supplementary Data." Note that additional risks not presently known to us or that are currently considered immaterial may also have a negative impact on our business and operations. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations, liquidity or ability to pay distributions could suffer and the trading price of our common units could decline.
Because of the following factors, as well as other variables affecting our results of operations, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Inherent in Our Business
We depend on EQT for a substantial majority of our revenues and future growth. Therefore, we are subject to the business and liquidity risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect our business and operating results.

Historically, we have provided to EQT a substantial percentage of our natural gas gathering, transmission and storage and water services. EQT accounted for approximately 69% of our revenues for the year ended December 31, 2019. We expect to derive a substantial majority of our revenues from EQT for the foreseeable future.
Additionally, on February 26, 2020 we entered into the EQT Global GGA with EQT for the provision by us of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. The execution of the EQT Global GGA was based upon assumptions that management of the EQM General Partner believed appropriate at the time of execution. If any of the assumptions fail to occur, or if actual results differ from these assumptions, we may not achieve the anticipated benefits associated with the execution of the EQT Global GGA. Failure to achieve the anticipated benefits associated with the EQT Global GGA will have a negative impact on our business, financial condition, results of operations, liquidity and ability to pay distributions. See "EQT Global GGA" in Note 19 for additional information.
Therefore, any event, whether in our areas of operations or otherwise, that adversely affects EQT's production, financial condition, leverage, results of operations or cash flows may adversely affect us. Accordingly, we are subject to the business risks of EQT, including the following:

•
prevailing and projected natural gas, natural gas liquids (NGLs) and oil prices and the effect thereon of the supply of associated natural gas from oil wells in other formations such as the Permian Basin;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•
the availability and cost of capital on a satisfactory economic basis to fund EQT's operations and refinance existing indebtedness as it becomes due, any changes in EQT's credit ratings and effects of EQT’s credit support obligations on such availability;

•
natural gas price volatility or a sustained period of lower commodity prices may have an adverse effect on EQT's drilling operations, revenue, profitability, future rate of growth, creditworthiness and liquidity;

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

•
EQT's ability to develop additional reserves that are economically recoverable, to optimize existing well production and to sustain production, including by use of large-scale, sequential, highly choreographed drilling and hydraulic fracturing;

•	EQT’s ability to achieve anticipated efficiencies associated with its strategic plan and successfully execute on its announced de-levering plan;

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

•	the loss of key personnel and/or the effectiveness of their replacements; and

•	risk associated with cyber security, environmental activists and other threats.
On January 13, 2020, EQT publicly announced a revised projected 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, an approximate $50 million reduction as compared to guidance provided by EQT in its third quarter 2019 earnings release (which indicated an approximate $525 million year-over-year reduction compared to EQT’s prior full-year 2019 guidance). EQT may further reduce its capital spending in the future based on commodity prices or other factors. Unless we are successful in attracting significant new customers, our ability to maintain or increase the capacity subscribed and volumes transported or gathered under service arrangements on our gathering, transmission and storage and water systems will be dependent on receiving consistent or increasing commitments from EQT. While EQT has dedicated a significant amount of its acreage to, and executed long-term contracts with substantial firm reservation and MVCs on our systems, it may determine in the future that drilling in areas outside of our current areas of operations is strategically more attractive to it, and other than the MVCs, it is under no contractual obligation to maintain its production dedicated to us. Moreover, EQT's strategy continues to focus on capital efficiency and free cash flow generation as opposed to volume growth. Based on this strategy, on October 31, 2019, EQT publicly disclosed that its development program is expected to result in approximately flat sales volumes for 2020 relative to EQT’s expectation as to 2019 levels. A reduction in the capacity subscribed or volumes transported or gathered on our systems by EQT could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
EQT may also elect to continue to reduce its drilling activity if commodity prices remain depressed or further decrease or it may elect to not grow its production unless commodity prices improve. Fluctuations in energy prices can also greatly affect the development of EQT’s and other producers’ respective reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide political and economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, new exploratory finds of natural gas, the levels of imported and exported natural gas, oil and LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of natural gas, oil, LNG and other commodities. Further declines in commodity prices could have a negative impact on EQT's and other producers’ development and production activity, and if sustained, could lead to a material decrease in such activity. Due to these and other factors, even if reserves are known to exist in areas serviced by our assets, producers have chosen, and may choose in the future, not to develop those reserves. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services, including our water services which are directly associated with producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well).
Any sustained reductions in development or production activity in our areas of operation could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
The amount of cash we have available for distribution to unitholders depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which is affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.
On February 27, 2020, we announced our intention to reduce our quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. See Note 19 for additional information regarding the EQM Merger. As discussed in "Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of holders of our common units," the holders of our Series A Preferred Units will receive cumulative quarterly distributions at a fixed rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods. We are not entitled to pay any distributions on any junior securities, including our common units, prior to paying the quarterly distribution payable to the holders of Series A Preferred Units. We may not have sufficient available cash each quarter to enable us to pay the quarterly cash distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the rates we charge for our gathering, transmission, storage and water services;

•
the level of our MVCs, firm gathering, transmission and storage capacity sold and the volumes of natural gas we gather, transport and store for our customers and our ability to provide produced water handling services, the volume of water delivered to, or stored for, our customers and the cost of water;

•	our ability to successfully implement or execute on our business plan;

•
regional, domestic and foreign supply (including, without limitation, associated natural gas produced from oil wells in other formations such as the Permian Basin) and perceptions of supply of natural gas; the level of demand and perceptions of demand in our end-use markets (which may be met or otherwise affected by production of associated gas and the availability of such gas in our end-use markets); and actual and anticipated future prices of natural gas and other commodities (and the volatility thereof), which may affect, among other things, production volumes, customer financial health, and our ability to renew and replace firm gathering, transmission and storage, and water services agreements;

•	the effect of seasonal variations in temperature on the amount of natural gas that we gather, transport and store and the amount of water we deliver;

•	the level of competition from other midstream energy companies in our geographic markets;

•	the creditworthiness and defaults, if any, of our customers, including EQT;

•	restrictions contained in our joint venture agreements;

•	the amount and timing of distributions, if any, received by us under our joint venture agreements;

•	the level of our operating and maintenance and general and administrative costs;

•	the availability and price of alternative and competing fuel sources, and the rates of growth of alternative energy sources and consumer adoption of alternative energy sources relative to natural gas;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates we can charge on our assets, our contracts for services, our existing contracts, our operating costs and our operating flexibility;

•
natural disasters, weather-related delays, casualty losses, third-party opposition to our operations in the form of protests, sabotage, intervention in regulatory or administrative proceedings, or lawsuits, and other matters beyond our control;

•	our ability to achieve the anticipated benefits associated with the execution of the EQT Global GGA; and

•	prevailing market conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	our cash flows, including cash flow from operations and working capital borrowings;

•	the level and timing of capital expenditures and capital contributions we make;

•	the level of our operating and maintenance and general and administrative expenses;

•	our ability to successfully identify and consummate joint ventures and other transactions, including strategic acquisitions, if any, and to successfully integrate those acquisitions into our business;

•	the cost of our acquisitions, if any;

•	our and our subsidiaries’ respective debt service requirements and other liabilities;

•	distributions to the holders of our Series A Preferred Units prior to the EQM Merger;

•	the timing of the consummation of the EQM Merger;

•	Equitrans Midstream’s ability to service its payment obligations under the Intercompany Loan (as defined in Note 19);
fluctuations in our working capital needs;

•	liquidity and financing requirements, including our ability to borrow funds and access capital markets on satisfactory terms;

•	restrictions on distributions contained in our and our subsidiaries’ respective debt and joint venture agreements;

•	the amount of our cash reserves; and

•	other business risks affecting our cash levels.
Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to make distributions to our unitholders.
Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. A sustained low-price environment for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by our pipeline and storage assets and fresh water sources. Production from natural gas wells will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, producers may determine in the future that drilling activities in areas outside of our current areas of operations are strategically more attractive to them due to the price environment for natural gas or other reasons. A further reduction in the natural gas volumes supplied by producers could result in reduced throughput on our systems and adversely impact our ability to sustain and grow our operations and maintain quarterly cash distributions to our unitholders. Accordingly, maintaining or increasing the contracted capacity or the volume of natural gas gathered, transported and stored on our systems and cash flows associated therewith, is substantially dependent on our customers continually accessing additional reserves of natural gas.
The primary factors affecting our ability to obtain non-dedicated sources of natural gas include the level of successful drilling activity near our systems and our ability to compete for volumes from successful new wells, and most development areas in our areas of operation are already dedicated to us or one of our competitors. While EQT has dedicated production from certain of its leased properties to us, we have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our gathering systems or the rate at which production from a well declines. In addition, we have no control over EQT or other producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, producers focus on generating free cash flow and/or delevering, prevailing and projected energy prices, demand for hydrocarbons, levels of reserves, the producers’ contractual obligations to our and other midstream companies, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs and crews, and other production and development costs.
Fluctuations in energy prices can also greatly affect the development of new natural gas reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to certain factors such as those described under the heading “We depend on EQT for a substantial majority of our revenues and future growth. Therefore, we are subject to the business risks of EQT, and any further decrease in EQT's drilling or completion activity could adversely affect our business and operating results." For example, the daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $4.25 per MMBtu to a low of $2.02 per MMBtu from January 1, 2019 through December 31, 2019. Low natural gas prices, particularly in the Appalachian Basin, have had a negative impact on exploration, development and production activity and on utilization of our systems and, if sustained, could lead to a material decrease in such activity and further decreases in such utilization. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, EQT and other producers may not develop the acreage they have dedicated to us. If reductions in drilling activity result in our inability to maintain levels of contracted capacity and throughput, it could reduce our revenue and impair our ability to make quarterly cash distributions to our unitholders.
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
If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in our areas of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on our systems would decline, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects.
Certain of our internal growth projects require regulatory approval from federal, state and/or local authorities prior to construction, including any extensions from or additions to our transmission and storage system. The approval process for storage and transportation projects has become increasingly challenging, due in part to state and local concerns related to exploration and production, transmission and gathering activities in production areas, including the Marcellus and Utica Shales, and negative public perception regarding the oil and gas industry, including major pipeline projects like the MVP and MVP Southgate. Such authorization may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
In addition, any significant delays in the regulatory approval process for the MVP project could increase costs and negatively impact the targeted in-service date for the MVP project of late 2020, which in turn could adversely affect the ability for the MVP Joint Venture and its owners, including us, to achieve the expected investment return. The MVP project is subject to several challenges that must be resolved before the MVP project can be completed, as described in more detail in "Item 3. Legal Proceedings."
Although the MVP Joint Venture is actively defending the relevant agency actions and judicial challenges to the project, and is in active dialogue with all of the affected agencies to resolve these issues and restore the affected permits, there is no guarantee as to how long the agency proceedings and judicial challenges will take to resolve, or whether the MVP Joint Venture will ultimately succeed in restoring the permits in their issued form or within the MVP Joint Venture's targeted time frame for placing the project in service. Additionally, as the MVP project nears completion, we anticipate increased opposition from activists in the form of lawsuits, intervention in regulatory proceedings and otherwise, which may be focused on the few remaining portions of the project. Such focused opposition may make it increasingly difficult to complete the project and place it in service within the targeted time frame or at all. These and other challenges could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Following the MVP in-service date, the gathering fees payable by EQT to us (or its affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP, and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of $196 million. Any further delay in the MVP in-service date may prevent us from achieving the anticipated benefits associated with the execution of the EQT Global GGA. See “EQT Global GGA” in Note 19 for additional information.
Our natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make distributions.
Our interstate natural gas transmission and storage operations are regulated by the FERC under the NGA and the NGPA and the regulations, rules and policies promulgated under those and other statutes. Certain portions of our gathering operations are also rate-regulated by the FERC in connection with our interstate transmission operations. Our FERC-regulated systems operate pursuant to tariffs approved by the FERC that establish rates, cost recovery mechanisms and terms and conditions of service to our customers. Generally, the FERC's authority extends to:

•	rates and charges for our natural gas transmission and storage and FERC-regulated gathering services;

•	certification and construction of new interstate transmission and storage facilities;

•	abandonment of interstate transmission and storage services and facilities and certificated gathering facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of services and service contracts with customers;

•	depreciation and amortization policies;

•	acquisitions and dispositions of interstate transmission and storage facilities; and

•	initiation and discontinuation of interstate transmission and storage services.

Interstate pipelines may not charge rates or impose terms and conditions of service that, upon review by the FERC, are found to be unjust or unreasonable, unduly discriminatory or preferential. The recourse rate that may be charged by our interstate pipeline for our transmission and storage services is established through the FERC's ratemaking process. Alternatively, where authorized by the FERC, we may charge market-based rates.
Pursuant to the NGA, existing interstate transmission and storage rates, terms and conditions of service, and contracts may be challenged by complaint and are subject to prospective change by the FERC. Additionally, rate increases, changes to terms and conditions of service and contracts proposed by a regulated interstate pipeline may be protested and such actions can be delayed and may ultimately be rejected by the FERC. We currently hold authority from the FERC to charge and collect (i) "recourse rates," which are the maximum rates an interstate pipeline may charge for its services under its tariff, (ii) "discount rates," which are rates below the "recourse rates" and above a minimum level, (iii) "negotiated rates," which involve rates above or below the "recourse rates," provided that the affected customers are willing to agree to such rates and that the FERC has approved the negotiated rate agreement, and (iv) market-based rates for some of our storage services from which we derive a small portion of our revenues. As of December 31, 2019, approximately 96% of our contracted firm transmission capacity was subscribed by customers under negotiated rate agreements under its tariff, rather than recourse, discount or market rate contracts. There can be no guarantee that we will be allowed to continue to operate under such rate structures for the remainder of those assets' operating lives. Any successful challenge against rates charged for our transmission and storage services could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
While the FERC does not generally regulate the rates and terms of service over facilities determined to be performing a natural gas gathering function, the FERC has traditionally regulated rates charged by interstate pipelines for gathering services performed on the pipeline's own gathering facilities when those gathering services are performed in connection with jurisdictional interstate transmission services. We maintain rates and terms of service in our tariff for unbundled gathering services performed on a portion of our gathering facilities that are connected to our transmission and storage system. Just as with rates and terms of service for transmission and storage services, our rates and terms of services for our FERC-regulated gathering services may be challenged by complaint and are subject to prospective change by the FERC.
The FERC's jurisdiction extends to the certification and construction of interstate transmission and storage facilities, including, but not limited to, acquisitions, facility replacements and upgrades, expansions, and abandonment of facilities and services. While the FERC exercises jurisdiction over the rates and terms of service for our FERC-regulated gathering services, these gathering facilities may not be subject to the FERC's certification and construction authority. Prior to commencing construction of new or existing interstate transmission and storage facilities, an interstate pipeline must obtain a certificate authorizing the construction, or file to amend its existing certificate, from the FERC. On April 19, 2018, the FERC issued a Notice of Inquiry seeking information regarding whether, and if so how, it should revise its approach under its currently effective policy statement on the certification of new natural gas transportation facilities. The formal comment period in this proceeding closed on July 25, 2018. We cannot currently predict when the FERC will issue an order in the Notice of Inquiry proceeding or what action the FERC may take in any such order. If the FERC changes its existing certificate policy, it could impact our ability to construct interstate pipeline facilities. Further, typically a significant expansion project requires review by a number of governmental agencies, including state and local agencies, whose cooperation is important in completing the regulatory process on schedule. Any agency's delay in the issuance of, or refusal to issue, authorizations or permits for one or more of these projects may mean that we will not be able to pursue these projects or that they will be constructed in a manner or with capital requirements that we did not anticipate. Such delays, refusals or resulting modifications to projects could materially and negatively impact the revenues and costs expected from these projects or cause us to abandon planned projects.
FERC regulations also extend to the terms and conditions set forth in agreements for transmission and storage services executed between interstate pipelines and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the pipeline's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, the FERC. In the event that the FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject or require us to seek modification of the agreement, or alternatively require us to modify our tariff so that the non-conforming provisions are generally available to all customers or class of customers.
On March 15, 2018, the FERC issued an order generally disallowing master limited partnership (MLP) owned pipelines from including an allowance for income taxes in their cost-of-service based recourse rates. Under its prior policy, the FERC had permitted all interstate pipelines to include an income tax allowance in the cost-of-service used as the basis for calculating their regulated recourse rates. The new policy did not establish a binding rule automatically disallowing income tax allowances in current FERC-approved rates, but rather provided notice of the FERC’s general policy and intended course of action in future proceedings. On July 18, 2018, the FERC issued an order directed at natural gas pipelines that clarified its March 15, 2018 order, stating that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” The July 18, 2018 order also clarified the treatment of ADIT. Challenges to these orders are currently pending in a consolidated proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On October 17, 2018, an intervenor filed a motion to hold the proceeding in abeyance. On October 24, 2018, the FERC filed a motion to dismiss the proceeding. On January 31, 2019, the court denied the motion to hold the proceeding in abeyance and ordered that the motion to dismiss be referred to the panel to which the merits proceeding is assigned. Briefing on the merits was concluded on February 19, 2020, and the court scheduled oral argument for April 3, 2020. We cannot currently predict when the court will act on the broader proceeding, or what actions the court may take. Also, on July 18, 2018, the FERC issued Order No. 849, adopting regulations requiring that natural gas pipelines make a one-time report, Form 501-G. For MLP-owned pipelines, the Form 501-G report was to calculate, among other things, an earned rate of return on equity that addresses any potential over-recovery of their cost of service arising from the general disallowance of the income tax allowance and the ADIT clarification. On December 28, 2018, Equitrans, L.P. filed its Form 501-G with the FERC. During the second quarter of 2019, we reached a settlement with all of our firm recourse rate transmission customers related to our FERC Form 501-G report. The FERC approved the settlement and terminated Equitrans, L.P.’s Form No. 501-G proceeding during the second quarter of 2019. We cannot determine whether the FERC or any customer will initiate a rate case against us as a result of Equitrans L.P.'s Form 501-G filing or for any other reason.
Any changes to the FERC’s policies regarding the natural gas industry may have an impact on us, including the FERC's approach to pro-competitive policies as it considers matters such as interstate pipeline rates and rules and policies that may affect rights of access to natural gas transmission capacity and transmission and storage facilities.
Section 1(b) of the NGA exempts certain natural gas gathering facilities from regulation by the FERC under the NGA. We believe that our high-pressure natural gas gathering pipelines meet the traditional tests the FERC has used to establish a pipeline's status as an exempt gatherer not subject to regulation as a jurisdictional natural gas company, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is often the subject of litigation within the industry, so the classification and regulation of our high-pressure gathering systems are subject to change based on future determinations by the FERC, the courts or the U.S. Congress.
Failure to comply with applicable provisions of the NGA, the NGPA, federal pipeline safety laws and certain other laws, as well as with the regulations, rules, orders, restrictions and conditions associated with these laws, could result in the imposition of administrative and criminal remedies and civil penalties. For example, the FERC is authorized to impose civil penalties of up to approximately $1.3 million per violation, per day for violations of the NGA, the NGPA or the rules, regulations, restrictions, conditions and orders promulgated under those statutes. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation.
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
On February 26, 2020 we entered into the EQT Global GGA with EQT for the provision by us of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. See “EQT Global GGA” in Note 19” for additional information.
One of our primary exposures to market risk occurs at the time our existing contracts expire and are subject to renegotiation and renewal. Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which we have executed firm contracts, our firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of December 31, 2019. The extension or replacement of existing contracts, depends on a number of factors beyond our control, including:

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

Any failure to extend or replace a significant portion of our existing contracts or extending or replacing them at unfavorable or lower rates or with lower or no associated firm reservation fee revenues, could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Additionally, the execution of the EQT Global GGA was based upon assumptions that management of the EQM General Partner believed appropriate at the time of execution. If any of the assumptions fail to occur, or if actual results differ from these assumptions, we may not achieve the anticipated benefits associated with the execution of the EQT Global GGA. Failure to achieve the anticipated benefits associated with the EQT Global GGA will have a negative impact on our business, financial condition, results of operations, liquidity and ability to pay distributions.
The lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our unitholders.
We rely exclusively on revenues generated from our gathering, transmission and storage and water systems, substantially all of which are located in the Appalachian Basin in Pennsylvania, West Virginia and Ohio. Due to our lack of diversification in assets and geographic location, an adverse development in these businesses or our areas of operations, including adverse developments due to catastrophic events, weather, regulatory action, local prices, producer liquidity and decreases in demand for natural gas, specifically dry gas, from the Appalachian Basin could have a more significant impact on our results of operations and distributable cash flow to our unitholders, than if we maintained more diverse assets and locations (including, without limitation, as a result of an increase in associated natural gas produced from oil wells in other formations such as the Permian Basin).
The demand for the services provided by our water services business could decline as a result of several factors.
Our water service business includes fresh water distribution for use in our customers' natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process. As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including EQT (which is currently and anticipated to continue to be our primary customer for such services). More specifically, the demand for our water distribution and produced water handling services could be adversely affected by any further reduction in or slowing of EQT's or other customers' well completions, any reduction in produced water attributable to completion activity, or the extent to which EQT or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity. In addition, increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and oil production by our water service customers, which could reduce the number of wells for which we provide water services.
The availability of our water supply may be limited due to reasons including, but not limited to, prolonged drought, difficulty obtaining permits or regulatory delays associated with infrastructure development. Restrictions on the ability to obtain water, changes in wastewater disposal requirements, or changes in the regulation of water withdrawal and use may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for our fresh water distribution services.
We may not be able to increase our customer throughput and resulting revenue due to competition and other factors, which could limit our ability to grow.
Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to parties other than EQT. For example, the Bolt-on Acquisition provides opportunities for producer diversification. For the years ended December 31, 2019, 2018 and 2017, EQT accounted for approximately 72%, 80% and 88%, respectively, of our gathering revenues and approximately 56%, 54% and 54%, respectively, of our transmission and storage revenues. For the years ended December 31, 2019, 2018 and for the period from November 13, 2017 through December 31, 2017, EQT accounted for approximately 89%, 93% and 99% of our water service revenues, respectively. EQT accounted for approximately 69%, 74%, and 74% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Our ability to increase our customer-subscribed capacity and throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third-party producers' existing contractual obligations to competitors and the extent to which we have available capacity when shippers require it. To the extent that we lack available capacity on our systems for volumes, we may not be able to compete effectively with third-party systems for additional natural gas production in our areas of operation.
Our efforts to attract new customers or larger commitments from existing customers may be adversely affected by our desire to provide services pursuant to long-term firm contracts and contracts with MVCs. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

We are exposed to the credit risk of our counterparties in the ordinary course of our business.
We are exposed to the risk of loss resulting from the nonpayment and/or nonperformance of our customers, suppliers, joint venture partners and other counterparties as further described in "Credit Risk" under Item 7A. We extend credit to our customers, including EQT as our largest customer, as a normal part of our business. As of February 26, 2020, EQT’s public debt had sub-investment grade credit ratings at S&P Global Ratings (S&P) of BB+, Moody's Investors Service (Moody's) of Ba1 and Fitch Investor Services (Fitch) of BB, each with a negative outlook, following downgrades at each of the rating agencies during the first quarter of 2020. While we have established credit policies, including assessing the creditworthiness of our customers as permitted by our FERC-approved natural gas tariffs, and may require appropriate terms or credit support from them based on the results of such assessments, including in the form of prepayments, letters of credit, or guaranties, we may not have adequately assessed the creditworthiness of our existing or future customers. In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, amongst other things, (a) we agreed to relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch and (b) we agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture. We cannot predict the extent to which the businesses of our counterparties, including EQT, would be impacted if commodity prices further decline, commodity prices are depressed for a sustained period of time, or other conditions in the energy industry were to further deteriorate, nor can we estimate the impact such conditions would have on the abilities of our customers to perform under their gathering, transmission and storage and water service agreements with us. The low commodity price environment has negatively impacted natural gas producers causing some producers in the industry significant economic stress including, in certain cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our counterparties, including EQT, is in financial distress or commences bankruptcy proceedings, contracts with these counterparties may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any resulting nonpayment and/or nonperformance by our counterparties could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Increased competition from other companies that provide gathering, transmission and storage, and water services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.
Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete primarily with other interstate and intrastate pipelines and storage facilities in the gathering, transmission and storage of natural gas. Some of our competitors have greater financial resources, and may be better positioned to compete as the midstream industry moves towards greater consolidation, and may now, or in the future, have access to greater supplies of natural gas or water than we do. Some of these competitors may expand or construct gathering systems, transmission and storage systems and water systems that would create additional competition for the services we provide to our customers. In addition, our customers may develop their own gathering, transmission or storage, or water services instead of using ours.
The policies of the FERC promoting competition in natural gas markets are having the effect of increasing the natural gas transmission and storage options for our traditional customer base. As a result, we could experience some "turnback" of firm capacity as existing agreements expire. If we are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, we may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored on our systems or, in cases where we do not have long-term firm contracts, could force us to lower our transmission or storage rates. Increased competition could also adversely affect demand for EQM's water services.
Further, natural gas as a fuel competes with other forms of energy available to end-users, including coal, liquid fuels and renewable and alternative energy. Increased demand for such forms of energy, particularly renewable and alternative energy, at the expense of natural gas could lead to a reduction in demand for natural gas gathering, transmission and storage, and water services.
All of these competitive pressures could make it more difficult for us to retain our existing customers and/or attract new customers and/or additional volumes from existing customers as we seek to maintain and expand our business, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by our systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport or process natural gas, our revenues and cash available to make distributions to our unitholders could be adversely affected.
We depend on third-party pipelines and other facilities that provide receipt and delivery options to and from our transmission and storage system. For example, our transmission and storage system interconnects with the following interstate pipelines: Texas Eastern, Dominion Transmission, Columbia Gas Transmission, Tennessee Gas Pipeline Company, Rockies Express Pipeline LLC, National Fuel Gas Supply Corporation and ET Rover Pipeline, LLC, as well as multiple distribution companies. Similarly, our gathering systems have multiple delivery interconnects to multiple interstate pipelines. In the event that our access to such systems was impaired, the amount of natural gas that our gathering systems can gather and transport would be adversely affected, which could reduce revenues from our gathering activities as well as transmission and storage activities. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these or any other pipeline connections or facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and continue shipping natural gas to end markets could be restricted. Any temporary or permanent interruption at any key pipeline interconnect or facility could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Certain of the services we provide on our transmission and storage system are subject to long-term, fixed-price "negotiated rate" contracts that are subject to limited or no adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts, or we could be unable to achieve the expected investment return under such contracts.
It is possible that costs to perform services under "negotiated rate" contracts will exceed the negotiated rates we have agreed to provide to our customers. If this occurs, it could decrease the cash flow realized by our systems and, therefore, the cash we have available for distribution to our unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to a "negotiated rate," and that contract must be filed with and accepted by the FERC. As of December 31, 2019, approximately 96% of the contracted firm transmission capacity on our system was subscribed under such "negotiated rate" contracts. Unless the parties to these "negotiated rate" contracts agree otherwise, the contracts generally may not be adjusted to account for increased costs that could be caused by inflation or other factors relating to the specific facilities being used to perform the services.
If the tariffs governing the services we provide are successfully challenged, we could be required to reduce our tariff rates, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Customers, the FERC or other interested stakeholders, such as state regulatory agencies, may challenge our rates offered to customers or the terms and conditions of service included in our tariffs. We do not have an agreement in place that would prohibit customers, including EQT or its affiliates, from challenging our tariffs. If any challenge were successful, among other things, the recourse rates that we charge on our systems could be reduced. Successful challenges could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. See "Our natural gas gathering, transmission and storage services are subject to extensive regulation by federal, state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make distributions."
If we do not complete expansion projects, our future growth may be limited.
Our ability to grow depends primarily upon our ability to complete expansion projects, including, without limitation, the MVP, MVP Southgate, and Hammerhead projects, that result in an increase in the cash we generate. We may be unable to complete successful, accretive expansion projects for many reasons, including, but not limited to, the following:

•	an inability to identify attractive expansion projects;

•	an inability to obtain necessary rights-of-way, real estate rights or permits or other government approvals, including approvals by regulatory agencies;

•	an inability to successfully integrate the infrastructure we build;

•	an inability to raise financing for expansion projects on economically acceptable terms;

•	incorrect assumptions about volumes, revenues and costs, including potential growth; or

•	an inability to secure adequate customer commitments to use the newly expanded facilities.
In addition, our ability to secure required permits and rights-of-way or otherwise proceed with construction of our expansion projects has been impacted by opposition from political and other activists, who may attempt to delay pipeline construction through protests, vandalism and other means, as has recently occurred with respect to the MVP.
Expanding our business by constructing new midstream assets subjects us to risks.
Organic and greenfield growth projects are a significant component of our growth strategy. The development and construction of pipelines and storage facilities involves numerous regulatory, environmental, political and legal uncertainties beyond our control and requires the expenditure of significant amounts of capital. The development and construction of pipeline infrastructure and storage facilities expose us to construction risks such as the failure to meet customer contractual requirements, delays caused by landowners, advocacy groups or activists opposed to the natural gas industry, environmental hazards, vandalism, adverse weather conditions, the performance of third-party contractors, the lack of available skilled labor, equipment and materials and the inability to obtain necessary rights-of-way or approvals and permits from regulatory agencies on a timely basis or at all (and maintain such rights of way, approvals and permits once obtained). These types of projects may not be completed on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase for some time after completion of a particular project. For instance, we are required to pay construction costs generally as they are incurred but construction typically occurs over an extended period of time, and we will not receive revenues or material increases in revenues until the project is placed into service. Moreover, we may construct facilities to capture anticipated future growth in production and/or demand in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
We face and will continue to face opposition to the development or operation of our pipelines and facilities from various groups.
We face and will continue to face opposition to the development or operation of our pipelines and facilities from environmental groups, landowners, local and national groups, activists and other advocates. Such opposition could take many forms, including organized protests, attempts to block, vandalize or sabotage our development or operations, intervention in regulatory or administrative proceedings involving our assets directly or indirectly, lawsuits, legislation or other actions designed to prevent, disrupt or delay the development or operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or other facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that delays or interrupts the revenues generated, or expected to be generated, by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for distributions to our unitholders, and, accordingly, adversely affect our financial condition and the market price of our securities.
Recently, activists concerned about the potential effects of climate change have directed their attention towards, among other things, sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult for exploration and production companies to secure funding for exploration and production activities, or for midstream companies to secure funding for energy infrastructure related projects and/or all such companies’ ability to access capital to refinance existing debt, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects.
We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, that might restrict our operational and corporate flexibility. In addition, these joint ventures are subject to many of the same operational risks to which we are subject.
We have entered into joint ventures to construct the MVP and MVP Southgate projects and a joint venture relating to Eureka Midstream and may in the future enter into additional joint venture arrangements with third parties. Joint venture arrangements may restrict our operational and partnership flexibility. Joint venture arrangements may also divert management and operating resources in a manner that is disproportionate to our ownership percentage in such ventures. Because we do not control all of the decisions of the MVP Joint Venture or the joint venture relating to Eureka Midstream, it may be difficult or impossible for us to cause these joint ventures to take actions that we believe would be in our or the joint venture's best interests. For example, we cannot unilaterally cause the distribution of cash by the MVP Joint Venture or Eureka Midstream. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture. In addition, the operations of the MVP Joint Venture, Eureka Midstream and any joint ventures we may enter into in the future are subject to many of the same operational risks to which we are subject to.
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
Reviews of our goodwill and intangible and other long-lived assets have resulted in and could result in future significant impairment charges.
GAAP requires us to perform an assessment of goodwill at the reporting unit level for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.
We may perform either a qualitative or quantitative assessment of potential impairment. Our qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, we assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing a quantitative analysis is not required. However, if we conclude otherwise, then we perform a quantitative impairment analysis. If we choose not to perform a qualitative assessment, or if we choose to perform a qualitative assessment but are unable to qualitatively conclude that no impairment has occurred, then we will perform a quantitative assessment. In the case of a quantitative assessment, we estimate the fair value of the reporting unit with which the goodwill is associated and compare it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value.
Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of goodwill are primarily estimated using discounted cash flows based on forecasts of financial results that incorporate assumptions including, but not limited to, the discount rate, terminal value factor, peer groups, control premiums and earnings before interest, taxes, depreciation and amortization multiples. All of our goodwill relates to businesses that were acquired and valued by EQT's management in the Rice Merger as of December 31, 2019. The reporting unit to which goodwill is recorded as of December 31, 2019 is the Pennsylvania gathering assets acquired in the Rice Merger (RMP PA Gas Gathering). Our reporting units earn a significant portion of their revenues from volumetric-based fees, which are sensitive to changes in the development plans of our customers.

During the third quarter of 2019, we determined that the fair value of the Ohio gathering assets acquired in the Drop-down Transaction (Rice Retained Midstream) was greater than its carrying value; however, the carrying values of RMP PA Gas Gathering and the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet) were each greater than their respective fair values. As a result, we recognized impairment of goodwill of $161.6 million and $99.7 million on RMP PA Gas Gathering and Eureka/Hornet, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on our statements of consolidated operations.
During the fourth quarter of 2019, as of the date of our annual goodwill impairment assessment, we concluded the performance of a quantitative impairment assessment was required. Factors contributing to this conclusion were the continued decline of our market capitalization in the fourth quarter and the sustained declines in producer drilling activity driven by market conditions, including natural gas prices.
Consistent with the third quarter 2019 interim goodwill impairment assessment, we used the income approach’s discounted cash flow method and the market approach’s comparable company and reference transaction methods. During our fourth quarter 2019 impairment assessment, we determined that the carrying values of RMP PA Gas Gathering and Rice Retained Midstream were each greater than their respective fair values. As a result, we recognized impairment of goodwill of $436.7 million and $38.8 million on RMP PA Gas Gathering and Rice Retained Midstream, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on our statements of consolidated operations.
We evaluate long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to its evaluation of recoverability of our property, plant and equipment and the recognition of additional impairments.
If the operations or projected operating results of our businesses decline significantly, we could incur additional goodwill impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of December 31, 2019, we had approximately $486.7 million of goodwill (all associated with RMP PA Gas Gathering) and $8.5 billion of long-lived assets, including intangibles which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and assets to determine if any assessments are necessary and will take any additional impairment charges required. Moreover, we will be required to evaluate the provisions of the EQT Global GGA and related commercial transactions with EQT to ascertain whether such provisions may, among other things, require us to reevaluate our reporting units for goodwill impairment or otherwise evaluate whether any impairment indicators may be present with respect to our long-lived assets. See "EQT Global GGA" in Note 19 for additional information.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base or acquisitions, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. There is no commitment from our general partner or Equitrans Midstream to provide any direct or indirect financial assistance to us.
In order to expand our asset base and complete our expansion projects, including the MVP and MVP Southgate projects, we will need to make significant expansion capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to expand our business operations, which impacts our ability to pay quarterly cash distributions to our unitholders.
In order to fund our capital expenditures, we will be required to use cash from our operations, incur borrowings or sell additional partnership units. Using cash from operations will reduce distributable cash flow to our common unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, our credit ratings, the covenants in our debt agreements, general economic conditions, conditions in our industry, changes in law (including tax laws), and other contingencies and uncertainties that are beyond our control. As of February 26, 2020, we and EQT had sub-investment grade credit ratings at each of Moody’s, S&P and Fitch. See “A further downgrade of our credit ratings, including in connection with the MVP project or changes in the credit rating of EQT, which are determined by independent third parties, could impact our liquidity, access to capital, and cost of doing business.” Furthermore, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which has made it challenging for us to finance our capital expenditures with the issuance of equity in the capital markets or through private placements. Additionally, global financial markets and economic conditions have been, and continue to be, volatile, especially for companies involved in the oil and gas industry. The repricing of credit risk and the recent relatively weak economic conditions in the oil and gas industry have made, and will likely continue to make, it difficult for some entities to obtain funding on favorable terms. Furthermore, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased rates, enacted tighter lending standards, refused to refinance existing debt at maturity or at all or on terms similar to the borrower’s current debt, and reduced, or in some cases, ceased to provide funding to borrowers. As a result, even if we are successful in obtaining funds for capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease our ability to pay distributions at the then-current distribution rates. If funding is not available to us when needed, or is available only on unfavorable terms, we may be unable to execute our business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. There is no commitment from our general partner or Equitrans Midstream to provide any direct or indirect financial assistance to us.
We are subject to numerous hazards and operational risks.
Our business operations are subject to all of the inherent hazards and risks normally incidental to the gathering, transmission and storage of natural gas and performance of water services. These operating risks include, but are not limited to:

•
damage to pipelines, facilities, equipment, environmental controls and surrounding properties caused by hurricanes, earthquakes, tornadoes, abnormal amounts of rainfall, floods, fires, droughts, landslides and other natural disasters and acts of sabotage, vandalism and terrorism;

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
Negative public perception regarding us, MVP, MVP Southgate, our other projects, the midstream industry, and/or the natural gas industry in general could have an adverse effect on our operations.
Negative public perception regarding us, the MVP, MVP Southgate, our other projects, the midstream industry, and/or the natural gas industry in general resulting from, among other things, climate change, oil spills, the explosion of natural gas transmission and gathering lines, erosion and sedimentation issues, and general concerns raised by advocacy groups about hydraulic fracturing and pipeline projects has led to, and may in the future lead to, increased regulatory scrutiny, which may, in turn, lead to new local, state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. See "Item 3. Legal Proceedings." These actions have caused, and may continue to cause, operational delays or restrictions, increased construction and operating costs, penalties under construction contracts, additional regulatory burdens and increased risk of litigation. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact

EQM's or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects," there are several pending challenges to certain aspects of the MVP project that must be resolved before the MVP project can be completed. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Our, and the MVP Joint Venture’s respective reputations and public opinion regarding us, the MVP, MVP Southgate and other of our projects may be negatively impacted by the actions and activities of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we and the MVP Joint Venture have no control. In particular, public perception could be impacted by negative publicity related to pipeline incidents or unpopular expansion projects and due to opposition to the development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative public perception could cause the permits we and the MVP Joint Venture need to complete the MVP and MVP Southgate projects and conduct our operations to be removed, withheld, delayed or burdened by requirements that restrict our ability to profitably conduct business or make it more difficult to obtain the real property interests we and the MVP Joint Venture need in order to operate their assets or complete planned growth projects, which could result in revenue loss or a reduction in our and the MVP Joint Venture’s customer bases.
Additionally, certain candidates running for President of the United States have advocated for policies that call for a complete halt on hydraulic fracturing on public and private lands. A ban on hydraulic fracturing would directly affect the commercial viability of our customers and would have a materially adverse effect our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
We are not fully insured against all risks inherent in our business, including environmental accidents that might occur as well as many cyber events. In addition, we do not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by governmental action or inaction. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Equitrans Midstream currently maintains excess liability insurance that covers Equitrans Midstream's and its affiliates', including our, legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. This excess liability insurance includes coverage for sudden and accidental pollution liability but excludes: release of pollutants subsequent to their disposal; release of substances arising from the combustion of fuels that result in acidic deposition; and testing, monitoring, clean-up, containment, treatment or removal of pollutants from property owned, occupied by, rented to, used by or in the care, custody or control of Equitrans Midstream and its affiliates, including us.
Equitrans Midstream also maintains coverage for us and our affiliates for physical damage to assets and resulting business interruption, including damage caused by terrorist acts.
Most of Equitrans Midstream's insurance is subject to deductibles or self-insured retentions. If a significant accident or event occurs for which Equitrans Midstream is not fully insured, it could adversely affect our operations and financial condition. Equitrans Midstream may not be able to maintain or obtain insurance for itself and its affiliates, of the types and in the amount we desire at reasonable rates, and Equitrans Midstream may elect to self-insure a portion of our asset portfolio. The insurance coverage Equitrans Midstream has obtained or may obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. In addition, for pre-Distribution losses, Equitrans Midstream shares insurance coverage with EQT. Equitrans Midstream will remain responsible for payment of any deductible or self-insured amounts under those insurance policies. To the extent we experience a pre-Distribution loss that would be covered under EQT's insurance policies, our ability to collect under those policies may be reduced to the extent EQT erodes the limits under those policies.
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
We may experience difficulties with implementation and operation of our new enterprise resource planning software solution.
We are in the process of implementing a new enterprise resource planning (ERP) system. We are committing significant resources to implementation activities and the system software. Our ERP system is critical to our financial reporting and our ability to establish effective controls and execute critical business processes. The transition to our new ERP system may be disruptive to our business if the ERP system, which is to be done in phases, does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to provide important information to our management, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of the implementation and conversion, general use of the system, other periodic upgrades or updates, or other external factors that are outside of our control, Additionally, if the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or ability to assess it adequately could be delayed. This ERP system and our other information technology systems may be vulnerable to data breaches, cyber-attacks or fraud.
We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
Our operations are regulated extensively at the federal, state and local levels. Laws, regulations and other legal requirements have increased the cost to plan, design, install, operate and abandon gathering, transmission and water systems and pipelines.  Environmental, health and safety legal requirements govern discharges of substances into the air, water and ground; the management and disposal of hazardous substances and wastes; the clean-up of contaminated sites; groundwater quality and availability; plant and wildlife protection; locations available for pipeline construction; environmental impact studies and assessments prior to permitting; restoration of properties after construction or operations are completed; pipeline safety (including replacement requirements); and work practices related to employee health and safety.  Compliance with the laws, regulations and other legal requirements applicable to our business, including delays in obtaining permits or other government approvals, may increase our costs of doing business, result in delays or restrictions in the performance of operations due to the need to obtain additional or more detailed permits or other governmental approvals or even cause us not to pursue a project.  For example, the Department of Interior’s U.S. Fish and Wildlife Service (FWS) continues to receive hundreds of petitions to consider listing of additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Some of these legal actions may result in the listing of species located in areas in which we operate. Such designations of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, can result in increased costs, construction delays, restrictions in our operations or abandonment of projects. Listing of aquatic species could potentially affect water supplies or delay related infrastructure development. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects," there are several pending challenges to certain aspects of the MVP project, including to the MVP Joint Venture’s Biological Opinion and Incidental Take Statement issued by FWS which was approved in November 2017. See the discussion of the litigation and regulatory-related delays in "Item 3. Legal Proceedings.” In addition, compliance with laws, regulations or other legal requirements could subject us to claims for personal injuries, property damage and other damages.  Our failure to comply with the laws, regulations and other legal requirements applicable to our business, even if as a result of factors beyond our control, could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and damages.
Laws, regulations and other legal requirements are constantly changing, and implementation of compliant processes in response to such changes could be costly and time consuming. For example, in October 2015, the EPA revised the NAAQS for ozone from 75 parts per billion for the current 8-hour primary and secondary ozone standards to 70 parts per billion for both standards. The EPA may designate the areas in which we operate as nonattainment areas. States that contain any areas designated as nonattainment areas will be required to develop implementation plans demonstrating how the areas will attain the applicable standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. In addition, in May 2016, the EPA finalized rules that impose volatile organic compound emissions limits

(and collaterally reduce methane emissions) on certain types of compressors and pneumatic pumps, as well as requiring the development and implementation of leak monitoring plans for compressor stations. The EPA finalized amendments to some requirements in these standards in March 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. Compliance with these or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. In addition to periodic changes to air, water and waste laws, as well as recent EPA initiatives to impose climate change-based air regulations on industry, the U.S. Congress and various states have been evaluating climate-related legislation and other regulatory initiatives that would further restrict emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide (a byproduct of burning natural gas). Several states are also pursuing similar measures to regulate emissions of GHGs from new and existing sources. If implemented, such GHG restrictions may result in additional compliance obligations with respect to, or taxes on the release, capture and use of, GHGs that could have an adverse effect on our operations.
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
Climate change and related legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the services we provide.
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
In addition, in 2015, the U.S., Canada, and the U.K. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions (which set GHG emission reduction goals) every five years beginning in 2020. While the current U.S. administration announced its intent to withdraw from the Paris Agreement in June 2017, under the agreement’s terms the earliest the U.S. can withdraw is 2020. There are no guarantees that the agreement will not be re-implemented in the U.S., or re-implemented in part by specific U.S. states or local governments. The U.S. Congress, along with federal and state agencies, has also considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts carbon emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities and/or, depending on any future legislation, purchase emission allowances. The effect of climate change legislation or regulation on our business is currently uncertain. If we incur additional costs to comply with such legislation or regulations, we may not be able to pass on the higher costs to our customers or recover all the costs related to complying with such requirements and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Our future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to our customers. Additionally, our customers or suppliers may also be affected by legislation or regulation, which may adversely impact their drilling schedules and production volumes and reduce the volumes delivered to us and demand for our services. Climate change and GHG legislation or regulation could delay or otherwise negatively affect efforts to obtain and maintain permits and other regulatory approvals for existing and new facilities, impose additional monitoring and reporting requirements or adversely affect demand for the natural gas we gather, transport and store. The effect on us of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted.
Furthermore, certain scientific studies conclude that increasing concentrations of GHGs in the Earth’s atmosphere may effect climate changes, which could result in the increased severity of storms, floods and other climatic events. If any such effects occur, there may be adverse effects on our assets and operations.

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
Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in April 2016, PHMSA published a notice of proposed rulemaking addressing several integrity management topics and proposing new requirements to address safety issues for natural gas transmission and gathering lines. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. This rule has not been finalized. Further, in June 2016, then-President Obama signed the 2016 Pipeline Safety Act that extended PHMSA's statutory mandate under prior legislation through 2019. Although a reauthorization bill extending PHMSA’s statutory mandate until 2023 was introduced in 2019, Congress did not pass the bill in 2019 and PHMSA is operating under a continuing resolution until a new bill is passed. In addition, the 2016 Pipeline Safety Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing and also required PHMSA to develop new safety standards for natural gas storage facilities by June 2018. Pursuant to those provisions of the 2016 Pipeline Safety Act, PHMSA issued two Interim Final Rules in October 2016 and December 2016 that expanded the agency's authority to impose emergency restrictions, prohibitions and safety measures and strengthened the rules related to underground natural gas storage facilities, including well integrity, wellbore tubing and casing integrity. The December 2016 Interim Final Rule, relating to underground gas storage facilities, went into effect in January 2017. PHMSA determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the December 2016 Interim Final Rule that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. Although PHMSA issued a press release in January 2020 stating that it has submitted a final rule for publication, as of the filing of this Annual Report on Form 10-K, the final rule has not yet been published or made publicly available. On October 19, 2017, PHMSA formally reopened the comment period in response to a petition for reconsideration. This matter remains ongoing and subject to future PHMSA determinations. Additionally, in January 2017, PHMSA announced a new final rule regarding hazardous liquid pipelines, which increases the quality and frequency of tests that assess the condition of pipelines, requires operators to annually evaluate the existing protective measures in place for pipeline segments in HCAs, extends certain leak detection requirements for hazardous liquid pipelines not located in HCAs, and expands the list of conditions that require immediate repair. However, it is unclear when or if this rule will go into effect because, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but were not yet published, be immediately withdrawn for further review. Accordingly, this rule has not become effective through publication in the Federal Register. PHMSA published three final rules on pipeline safety: Enhanced Emergency Order Procedures; Safety of Hazardous Liquid Pipelines; and Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure

Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments. The Enhanced Emergency Order Procedures rule, which became effective on December 2, 2019, implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. The Safety of Hazardous Liquid Pipelines rule, which goes into effect on July 1, 2020, expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid, gravity flow and rural gathering pipelines, establishing new requirements for integrity management programs for hazardous liquid pipelines in HCAs and certain onshore hazardous liquid pipelines located outside of HCAs, extending leak detection requirements to all non-gathering hazardous liquid pipelines, requiring new or replaced pipelines to be designed and built to accommodate in-line inspection devices, and requiring operators to inspect affected pipelines following an extreme weather event or natural disaster so they may address any resulting damage. The Safety of Gas Transmissions Pipelines rule, which goes into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure, and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments, incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections, and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations.
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
Should we fail to comply with DOT regulations adopted under authority granted to PHMSA, we could be subject to penalties and fines. PHMSA has the authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $210,000 per day for each violation and approximately $2.1 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation. In addition, we may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in our forecasted maintenance capital expenditures.
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
Our assets are primarily located in the Marcellus Shale fairway in southwestern Pennsylvania and northern West Virginia and the Utica Shale fairway in eastern Ohio, and a substantial majority of the production that we receive from customers is produced from wells completed using hydraulic fracturing. Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays like the Marcellus and Utica Shales. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but several federal agencies have asserted regulatory authority over aspects of the process, including the EPA, which finalized effluent limit guidelines allowing zero discharge of waste water from shale gas extraction operations to a publicly owned treatment plant in 2016 in addition to existing limits on direct discharges. Additionally, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (SDWA) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The federal Bureau of Land Management (BLM) has also asserted regulatory authority over aspects of the process, and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rule was struck down by a federal court in Wyoming in June 2016, but was reinstated on appeal by the Tenth Circuit in September 2017. While this appeal was pending, BLM proposed a rulemaking in July 2017 to rescind these rules in their entirety. BLM published a final rule rescinding the 2015 rules in December 2017. However, other federal or state agencies may look to the BLM rule in developing new regulations that could apply to our operations.

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
Furthermore, the tax laws, rules and regulations that affect our customers are subject to change. For example, Pennsylvania's governor has in recent legislative sessions proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus and Utica Shale formations, either in replacement of or in addition to the existing state impact fee. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact the earnings, cash flows and financial position of our customers and cause them to reduce their drilling in the areas in which we operate.
Our exposure to direct commodity price risk may increase in the future.
For the years ended December 31, 2019, 2018 and 2017, approximately 58%, 54% and 84%, respectively, of EQM's revenues were generated from firm reservation fees. The decrease from 2017 to 2018 reflects the inclusion of RMP's gathering systems for a full year compared to the period from November 13, 2017 through December 31, 2017, as RMP's gathering systems are not supported by contracts with firm reservation fee components. Rather, all of RMP's gathering revenues are generated under long-term interruptible service contracts. As a result, following the EQM-RMP Merger, we have greater exposure to short- and medium-term declines in volumes of gas produced and gathered on our systems. Although we intend to execute long-term firm contracts with new customers in the future, our efforts to obtain such contractual terms may not be successful. Most of our water service agreements are volumetric in nature and therefore are more sensitive to fluctuations in commodity prices and downturns in production by our customers in the future. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. Exposure to the volatility of natural gas prices, including regional basis differentials, as a result of our contracts could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
See “EQT Global GGA” and “Water Services Letter Agreement” in Note 19 regarding additional MVCs on gathering and water services from EQT.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations and future development.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs or delays, to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. If we were to be unsuccessful in negotiating or renegotiating rights-of-way, we might have to institute condemnation proceedings on our FERC-regulated assets or relocate our facilities for non-regulated assets. A loss of rights-of-way or a relocation could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders. Additionally, even when we own an interest in the land on which our pipelines and facilities have been constructed, agreements with correlative rights owners may require us to relocate pipelines and facilities, shut in storage facilities to facilitate the development of the correlative rights owners' estate, or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.
Our significant indebtedness, and any future indebtedness, as well as restrictions under our and our subsidiary’s debt agreements, could adversely affect our operating flexibility, business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.
Our and Eureka Midstream's respective debt agreements contain various covenants and restrictive provisions that limit our and Eureka Midstream's, as applicable, ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	incur or permit liens on assets;

•	enter into certain types of transactions with affiliates;

•	enter into certain mergers or acquisitions; and

•	dispose of all or substantially all of our or Eureka Midstream's, as applicable, assets.
In October 2018, we amended and restated our credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the $3 Billion Facility). In August 2019, we entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 Term Loan Agreement), which term loans mature in August 2022. Additionally, Eureka Midstream, LLC (Eureka), a wholly-owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility that matures in August 2021. Our credit facility and the 2019 Term Loan Agreement each contain a covenant requiring us to maintain a consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Under Eureka’s credit facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka may not permit the ratio of consolidated EBITDA (as defined in the Eureka credit facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00. Our and Eureka’s ability to meet these covenants can be affected by events beyond each of our respective control and we cannot assure our unitholders that we or Eureka will meet these covenants. In addition, our $3 Billion Facility, the 2019 Term Loan Agreement and the Eureka credit facility each contain events of default customary for such facilities, including the occurrence of a change of control. Furthermore, in June 2018, we issued senior unsecured notes in an aggregate principal amount of $2.5 billion, consisting of $1.1 billion in aggregate principal amount of our 4.75% senior notes due 2023, $850 million in aggregate principal amount of our 5.50% senior notes due 2028, and our $550 million in aggregate principal amount of 6.50% senior notes due 2048.
The provisions of our debt agreements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our debt agreements could result in an event of default, which could enable our creditors to, subject to the terms and conditions of the applicable agreement, declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The $3 Billion Facility and the 2019 Term Loan Agreement also have cross default provisions that apply to any other indebtedness we may have with an aggregate principal amount in excess of $25 million.

We and our subsidiaries may in the future incur additional debt. Our and our subsidiaries’ levels of debt could have important consequences to us, including the following:

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
Our and our subsidiaries’ ability to service our respective debts will depend upon, among other things, our respective future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.
See the description of the “Intercompany Loan” in Note 19.
Our substantial indebtedness and the additional debt we and/or our subsidiaries will incur in the future for, among other things, working capital, capital expenditures, capital contributions to the MVP Joint Venture, acquisitions or operating activities may adversely affect our liquidity and therefore our ability to make quarterly cash distributions to our unitholders.
In addition, our significant indebtedness may be viewed negatively by credit rating agencies, which could result in increased costs for us to access the capital markets. Any future additional downgrade of the debt issued by us or our subsidiaries could significantly increase our capital costs or adversely affect our ability to raise capital in the future.
The credit and risk profile of Equitrans Midstream could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.
The credit and business risk profiles of our ultimate parent Equitrans Midstream may be factors considered in credit evaluations of us. For example, on February 4, 2020, S&P downgraded Equitrans Midstream's credit rating from BB to BB-, with a negative outlook, citing S&P's downgrade of our credit rating to a BB+ rating, from a BBB- rating, as the rationale for taking action on Equitrans Midstream’s credit rating. S&P cited a downgrade of EQT's credit rating from BBB- to BB+, with a negative outlook, as the rationale for taking action on our credit rating). However, S&P upgraded the Equitrans Midstream’s credit rating to BB, with a stable outlook, from BB-, with a negative outlook, citing the single economic entity that will result from the EQM Merger as the rationale for taking action on our credit rating. Additionally, on February 18, 2020, Fitch downgraded Equitrans Midstream’s credit rating from BB to B+ with a negative outlook credit rating and the credit rating specifically related to its term loan B from BB to B with a negative outlook. This is because our general partner, which is controlled by Equitrans Midstream through Equitrans Midstream's ownership interest of our general partner, controls our business activities, including our cash distribution policy and growth strategy. Due to our relationship with Equitrans Midstream, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Equitrans Midstream's financial condition, including the degree of its financial leverage and its dependence on cash flows from our general partner to service its indebtedness, or adverse changes in its credit ratings. Any material limitations on our ability to access capital as a result of adverse changes at Equitrans Midstream could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Equitrans Midstream could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
A further downgrade of our credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business.
On January 31, 2020, Moody's affirmed our Ba1 credit rating but changed its outlook from stable to negative, citing uncertainty around the MVP project and EQT's weakening credit profile. Further, on February 4, 2020, S&P downgraded us to a BB+ rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT's credit rating from BBB- to BB+, with a negative outlook, on February 3, 2020, as well as pressure on our leverage metrics and distribution coverage, as the principle reasons for the ratings action. On February 27, 2020, S&P further downgraded us to a BB rating, with a stable outlook, from BB+, with a negative outlook, citing increased leverage as a result of the announcement of the EQM Merger as the rationale for taking action on our credit rating. On February 18, 2020, Fitch downgraded us to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT's credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. If any credit rating agency further downgrades our credit ratings, including for reasons relating to the MVP project, our leverage or the credit ratings of our customers (including EQT), our access to credit markets may be limited, our borrowing costs could increase, and we may be required to provide additional credit assurances in support of commercial agreements, such as joint venture agreements and, if applicable, construction contracts, the amount of which may be substantial. As a result of the downgrades, we are obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and the MVP Southgate project, respectively.
In order to be considered investment grade, we must be rated Baa3 or higher by Moody's, BBB- or higher by S&P and BBB- or higher by Fitch. Our non-investment grade credit ratings by S&P, Moody's and Fitch and any future downgrade will result in greater borrowing costs, including under the $3 Billion Facility and the 2019 EQM Term Loan Agreement and increased collateral requirements, including under the MVP Joint Venture's limited liability company agreement, than would be available to us if all of its credit ratings were investment grade. Our ability to access capital markets could also be limited by economic, market or other disruptions. A further increase in the level of our indebtedness, future delays in the MVP project or increases in such project's costs or further deterioration in the credit ratings of our customers in the future may result in further downgrades in the ratings that are assigned to our debt. Credit rating agencies perform an independent analysis when assigning credit ratings. This analysis includes a number of criteria such as business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies.
Any further downgrade could also lead to higher borrowing costs on our current and for future borrowings and could require:

•	additional or more restrictive covenants that impose operating and financial restrictions on us and our subsidiaries;

•	our subsidiaries to guarantee such debt and certain other debt; and

•	us and our subsidiaries to provide collateral to secure such debt.
Any increase in our financing costs or additional or more restrictive covenants resulting from a credit rating downgrade could adversely affect our ability to finance future operations. If a credit rating downgrade and the resultant collateral requirement were to occur at a time when we were experiencing significant working capital requirements or otherwise lacked liquidity, our results of operations could be adversely affected.
Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under our and our subsidiaries’ respective credit facilities may bear interest at rates based on the London Interbank Offered Rate (LIBOR). On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our and our subsidiaries’ respective credit facilities provide for mechanisms to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendments or other contractual alternatives to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse impact on our financial condition, liquidity and results of operations.
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

Equitrans Midstream’s only cash-generating assets are its partnership interests in us. Through its ownership and control of our general partner, Equitrans Midstream has the power to appoint all of the officers and directors of our general partner. Conflicts of interest will arise among Equitrans Midstream and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Equitrans Midstream over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires Equitrans Midstream to pursue a business strategy that favors us, and the directors and officers of Equitrans Midstream have a fiduciary duty to make these decisions in the best interests of Equitrans Midstream, which may be contrary to our interests. Equitrans Midstream may choose to shift the focus of its investment and growth to areas not served by our assets;

•
Equitrans Midstream is not limited in its ability to compete with us and may offer business opportunities and/or sell midstream assets to third parties without first offering us the right to bid for them;

•
Our general partner is allowed to take into account the interests of parties other than us, such as Equitrans Midstream, in resolving conflicts of interest, which has the effect of limiting its state law fiduciary duty to our unitholders;

•	Our general partner determines whether or not we incur debt and that decision may affect our credit ratings;

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner's liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty under state law;

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Equitrans Midstream's obligations under the Equitrans Midstream Omnibus Agreement;

•
Our partnership agreement gives our general partner broad discretion in establishing financial reserves for the proper conduct of our business. These reserves will affect the amount of cash available for distribution to our unitholders;

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash available for distribution to our unitholders;

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	Our general partner intends to limit its liability regarding our contractual and other obligations;

•	Our general partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if they own more than 80% of our outstanding common units; and

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.
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

Please read "Item 13. Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K.
Equitrans Midstream may compete with us, which could adversely affect our ability to grow and our results of operations and cash available for distribution.
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including Equitrans Midstream and its other subsidiaries, are not prohibited from acquiring and owning assets or engaging in businesses that compete directly or indirectly with us.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and those of Equitrans Midstream. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream's tax matters agreement with EQT.
In order for Equitrans Midstream to avoid incurring material tax-related liabilities or indemnification obligations under its tax matters agreement with EQT, entered into in connection with the Separation, for the two-year period following the Distribution, our general partner may require us to forgo, certain actions or transactions that would otherwise be advantageous that may prevent the Distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code unless, before taking any such action, (a) EQT has obtained a private letter ruling (or, if applicable, a supplemental private letter ruling) in form and substance satisfactory to EQT in the exercise of its reasonable discretion from the IRS and/or any other applicable tax authority to the effect that such transaction will not affect the tax-free status of the Distribution and certain related transactions, (b) Equitrans Midstream has provided EQT with an unqualified tax opinion in form and substance satisfactory to EQT in the exercise of its reasonable discretion to the effect that the transaction will not affect the tax-free status of the Distribution and certain related transactions, or (c) EQT has waived (which waiver may be withheld by EQT in its sole and absolute discretion) the requirement to obtain such a ruling or unqualified tax opinion. In particular, our general partner may require us to continue to operate certain business operations, even if a sale or discontinuance of such business would otherwise be advantageous. Moreover, to preserve the tax-free treatment of the Distribution, our general partner may require us to forgo certain transactions, including certain asset dispositions and other strategic transactions.
If the IRS were to successfully assert that the EQM Merger or Share Purchases resulted in the Distribution and/or certain related transactions being treated as taxable transactions to EQT for U.S. federal income tax purposes, Equitrans Midstream may be required to indemnify EQT for such taxes and related amounts.
The completion of each of the EQM Merger and Share Purchases are conditioned upon, among other things, Equitrans Midstream's delivery to EQT of an unqualified tax opinion (that is in form and substance reasonably satisfactory to EQT) to the effect that the EQM Merger or Share Purchases, as applicable, will not affect the tax-free status of the Distribution and certain related transactions. If Equitrans Midstream were unable to deliver such a tax opinion it might not be able to consummate the EQM Merger or Share Purchases.
Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow.
We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources. As a result, to the extent we are unable to finance growth through operating cash flow externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. Our partnership agreement does not limit the number of additional limited partner interests that, with respect to distributions on such partnership interests and distributions upon the liquidation, dissolution and winding up of EQM, rank junior to our Series A Preferred Units, including our common units and Class B units, that we may issue at any time without the approval of our unitholders, and we do not anticipate there being limitations in our credit facilities, on our ability to issue additional units, including units ranking senior to our common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
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
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.
In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors are required to issue an opinion on their audit of our internal control over financial reporting. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Additionally, as noted under "Management's Report on Internal Control over Financial Reporting," management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019.
Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our unit price or impairing our ability to raise additional capital.
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
By purchasing a common unit or a Series A Preferred unit, unitholders agree to become bound by the provisions in our partnership agreement, including the above provisions.
Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
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

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith; and

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

Our general partner will not be in breach of its obligations under our partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

•	approved by the vote of unitholders holding a majority of our outstanding common units, excluding any units owned by our general partner and its affiliates;

•	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets immediately above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash flow available for distributions to our common unitholders. The amount and timing of such reimbursements will be determined by our general partner.
Prior to making any distribution to our common unitholders, we will reimburse our general partner and its affiliates, including Equitrans Midstream, for expenses they incur and payments they make on our behalf. Under our partnership agreement and the Equitrans Midstream Omnibus Agreement, we will reimburse our general partner and its affiliates for certain expenses incurred on our behalf, including administrative costs, such as compensation expenses for those persons who provide services necessary to run our business, and insurance expenses. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.
Our unitholders do not elect our general partner or vote on our general partner's directors.
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by a subsidiary of Equitrans Midstream. Furthermore, if our public unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
Equitrans Midstream may transfer its non-economic general partner interest, or the control of our general partner may be transferred, to a third party without unitholder consent.
Our general partner may transfer its non-economic general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Equitrans Midstream to transfer all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner.
Equitrans Midstream may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of our common units.

As of December 31, 2019, Equitrans Midstream owned a 59.9% limited partner interest in us (excluding the Series A Preferred Units), which consisted of 117,245,455 of our common units and 7,000,000 Class B units and the entire non-economic general partner interest in us. In addition, we have agreed to provide our general partner and its affiliates, including Equitrans Midstream, with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of our common units or on any trading market that may develop.
Additionally, on February 26, 2020, we, Equitrans Midstream, EQM LP, Merger Sub and the EQM General Partner entered into the EQM Merger Agreement, pursuant to which we will effect the EQM Merger with us surviving as a wholly-owned subsidiary of Equitrans Midstream following the EQM Merger. Following completion of the EQM Merger, our common units will no longer be publicly traded. See “EQM Merger” in Note 19 for additional information.
Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.
Our Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units or could make it more difficult for common unitholders to sell our common units in the future.
In addition, until the conversion of our Series A Preferred Units into our common units or their redemption in connection with a change of control, holders of our Series A Preferred Units will receive cumulative quarterly distributions initially at a fixed rate of $1.0364 per Series A Preferred Unit per quarter for the first twenty distribution periods following the Private Placement (the “initial distribution period”) and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. We are not permitted to pay any distributions on any junior securities, including on any of our common units, prior to paying the quarterly distribution payable on the Series A Preferred Units, including any previously accrued and unpaid distributions. In addition, because the distribution rate on our Series A Preferred Units will become a floating rate following the initial distribution period, we are unable to predict the amount of such distributions. Our obligation to pay distributions on our Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, distributions on junior securities, including on our common units, and other general partnership purposes. Our obligations to the holders of our Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.
The EQM Merger constitutes a Partnership Change of Control for the Series A Preferred Units pursuant to the terms of our partnership agreement. See “EQM Merger” in Note 19 for the treatment of the Series A Preferred Units in connection with the EQM Merger.
We may issue additional common units and, subject to certain limitations, other equity interests ranking equal or junior to our Series A Preferred Units without unitholder approval, which would dilute the existing ownership interests of our common unitholders, and increase the risk that we will not have sufficient available cash to maintain our current cash distribution level.
Our partnership agreement does not limit the number of additional limited partner interests that, with respect to distributions on such partnership interests and distributions upon the liquidation, dissolution and winding up of EQM, rank junior to our Series A Preferred Units, including our common units and Class B units, that we may issue at any time without the approval of our unitholders. Subject to certain limited exceptions, our issuance of additional Series A Preferred Units and partnership interests that rank equal to or senior to our Series A Preferred Units requires the consent of the holders of two-thirds (66 2/3%) of the outstanding Series A Preferred Units. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our existing unitholders' proportionate ownership interest in us will decrease;

•	the amount of distributable cash flow on each unit may decrease;

•	our ability to maintain our current cash distribution level may be adversely affected;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit will be diminished; and

•	the market price of our common units may decline.

Additional limited partner interest issuances will have a dilutive effect on our earnings per unit, which could adversely affect the market price of our common units. Additionally, any conversion of our Series A Preferred Units to common units, whether at the holders’ election or at our election, would increase the number of our common units outstanding, which in turn may impact the amount of any distributions paid in respect of our common unitholders.
The EQM Merger constitutes a Partnership Change of Control for the Series A Preferred Units pursuant to the terms of our partnership agreement. See “EQM Merger” in Note 19 for the treatment of the Series A Preferred Units in connection with the EQM Merger.
On February 27, 2020, we announced our intention to reduce our quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. See Note 19 for additional information regarding the EQM Merger.
For discussion of dilution as a result of the EQM Merger, see "Risk Relating to the Merger of us and Equitrans Midstream."
The terms of our Series A Preferred Units contain covenants that may limit our business flexibility.
The terms of our Series A Preferred Units contain covenants that prevent us from taking certain actions without the approval of the holders of two-thirds (66 2/3%) of the outstanding Series A Preferred Units, voting as a separate class. The need to obtain the approval of the holders of our Series A Preferred Units before taking these actions could impede our ability to take certain actions that management or the board of directors of our general partner may consider to be in the best interests of all of our unitholders.
The affirmative vote of two-thirds (66 2/3%) of the outstanding Series A Preferred Units, voting as a separate class, is necessary to, among other things, (i) amend our partnership agreement or certificate of limited partnership in any manner that is adverse (other than in a de minimis manner) to any of the rights, preferences and privileges of the Series A Preferred Units, (ii) issue any additional Series A Preferred Units or any class or series of partnership interests that, with respect to distributions on such partnership interests or distributions in respect of such partnership interests upon the liquidation, dissolution and winding up of us, rank equal to or senior to the Series A Preferred Units, subject to certain exceptions, (iii) reduce the distribution amount applicable to the Series A Preferred Units, change the form of payment of distributions on the Series A Preferred Units, defer the date from which distributions on the Series A Preferred Units will accrue, cancel any accrued and unpaid distributions on the Series A Preferred Units or any interest accrued thereon (including any unpaid distributions or partial distributions on the Series A Preferred Units), or change the seniority rights of the Series A Preferred Units as to the payment of distributions in relation to the holders of any other class or series of partnership interests in us, (iv) reduce the amount payable or change the form of payment to the record holders of the Series A Preferred Units upon the voluntary or involuntary liquidation, dissolution or winding up, or sale of all or substantially all of the assets, of us, or change the seniority of the liquidation preferences of the record holders of the Series A Preferred Units in relation to the rights of the holders of any other class or series of partnership interests in us upon the liquidation, dissolution and winding up of us or (v) make the Series A Preferred Units redeemable or convertible at our option other than as set forth in our partnership agreement.
See "EQM Merger" in Note 19 for the treatment of the Series A Preferred Units in connection with the EQM Merger.
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
If at any time our general partner and its affiliates own more than 80% of our outstanding common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the remaining units held by unaffiliated persons at a price that is not less than the then-current market price of our common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our common unitholders may also incur a tax liability upon a sale of their common units. As of December 31, 2019, affiliates of our general partner owned a 59.9% limited partner interest in us (excluding the Series A Preferred Units), which consisted of 117,245,455 of our common units and 7,000,000 Class B units.
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
Risks Relating to the Merger of us and Equitrans Midstream
The number of shares of Equitrans Midstream common stock that our unitholders may receive in the pending merger between Equitrans Midstream and us (the EQM Merger) is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either shares of the Equitrans Midstream common stock or our common units.
The market value of the merger consideration that our unitholders will receive in the EQM Merger will depend on the trading price of Equitrans Midstream common stock. The exchange ratio set forth in the EQM Merger Agreement that specifies the number of shares of Equitrans Midstream common stock that our unitholders will receive as consideration in the EQM Merger is fixed at 2.44 (the Merger Consideration). This means that there is no mechanism contained in the EQM Merger Agreement that would adjust the number of shares of Equitrans Midstream common stock that our unitholders will receive as the Merger Consideration based on any decreases or increases in the trading price of Equitrans Midstream common stock. Stock price changes may result from a variety of factors (many of which are beyond Equitrans Midstream’s or our control), including:

•	changes in Equitrans Midstream’s, EQT's and our business, operations and prospects or market assessments thereof;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of Equitrans Midstream common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses and industry in which Equitrans Midstream and we operate.
Because the EQM Merger will be completed after the special meeting of holders of Equitrans Midstream common stock, at the time of the meeting, our unitholders will not know the exact market value of Equitrans Midstream common stock that they will receive upon completion of the EQM Merger. If the price of Equitrans Midstream common stock at the closing of the EQM Merger is less than the price of Equitrans Midstream common stock on the date on which the EQM Merger Agreement was signed, then the market value of the Merger Consideration received by our unitholders will be less than contemplated at the time the EQM Merger Agreement was signed.
The EQM Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the EQM Merger could have a material and adverse effect on us and, even if completed, the EQM Merger may not achieve some or all of the anticipated benefits.
On February 27, 2020, we and Equitrans Midstream announced that we entered into that certain Agreement and Plan of Merger, dated as of February 26, 2020, by and among Equitrans Midstream, EQM LP Corporation, a Delaware corporation and a wholly-owned subsidiary of Equitrans Midstream (EQM LP), LS Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EQM LP, us and the EQM General Partner (the EQM Merger Agreement). Completion of the EQM Merger is subject to a number of conditions set forth in the EQM Merger Agreement, including: (i) approval of the EQM Merger Agreement by a majority of the holders of EQM common units, Class B unitholders and Series A Preferred Units, with such Series A Preferred units treated as common units on an as-converted basis, voting together as a single class; (ii) approval of the issuance of shares of Equitrans Midstream common stock (the Equitrans Midstream Stock Issuance) by a majority of votes cast at a special meeting of holders of Equitrans Midstream common stock; (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the EQM Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 relating to the Equitrans Midstream Stock Issuance pursuant to the EQM Merger Agreement; (v) approval for listing on the New York Stock Exchange of Equitrans Midstream common stock issuable pursuant to the EQM Merger Agreement; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (vii) the delivery of a tax opinion to Equitrans Midstream; (viii) compliance by the respective parties in all material respects with their respective covenants; and (ix) closing the Restructuring (defined in Note 19). These and other conditions to the closing of the EQM Merger may not be fulfilled in a timely manner or at all, and, accordingly, the EQM Merger may be delayed or may not be completed.
If the EQM Merger is not completed, our ongoing businesses or the price of our common units may be adversely affected and, without realizing any of the benefits of having completed the EQM Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the EQM Merger, such as legal, accounting and financial advisory expenses, whether or not the EQM Merger is completed;

•	time and resources committed by the management of the EQM General Partner to matters relating to the EQM Merger could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of EQM common units could decline to the extent that the current market price reflects a market assumption that the EQM Merger will be completed.
In addition, even if completed there can be no assurance that the EQM Merger will deliver the benefits anticipated by us.
Financial projections relating to the combined company after the EQM Merger may not be achieved.
In connection with the EQM Merger, Equitrans Midstream prepared and considered, among other things, internal financial forecasts and analyses for Equitrans Midstream and us, which were prepared by employees of Equitrans Midstream. These financial projections include assumptions regarding future operating cash flows, expenditures, and income of Equitrans Midstream and us. These financial projections were not prepared with a view to public disclosure, are subject to significant economic, competitive, industry, regulatory and other uncertainties and may not be achieved in full, at all, or within projected timeframes. The failure of Equitrans Midstream’s or our businesses to achieve projected results, including projected cash flows, could have a material adverse effect on the price of shares of Equitrans Midstream common stock, Equitrans Midstream's financial position, and ability of Equitrans Midstream to maintain or increase its dividends following the EQM Merger, if at all.
We and Equitrans Midstream may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the EQM Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. If Equitrans Midstream or we are subject to such lawsuits related to the EQM Merger Agreement or the EQM Merger, even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We and Equitrans Midstream cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the EQM Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our or Equitrans Midstream’s favor, could be substantial and such litigation could distract us and Equitrans Midstream from pursuing the consummation of the EQM Merger and other potentially beneficial business opportunities.
We and Equitrans Midstream will incur substantial transaction-related costs in connection with the EQM Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the EQM Merger does not occur, the companies will not benefit from these expenses. In addition, we and Equitrans Midstream may not achieve the net benefits from the EQM Merger in the near term.
We and Equitrans Midstream expect to incur a number of non-recurring transaction-related costs associated with completing the EQM Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the EQM Merger does not occur, neither us nor Equitrans Midstream will benefit from these expenses.
Equitrans Midstream may reduce the amount of the cash dividend that it pays on Equitrans Midstream common stock or may not pay any cash dividends at all to its shareholders. Equitrans Midstream's ability to declare and pay cash dividends to its shareholders, if any, in the future will depend on various factors, many of which are beyond its control.
Equitrans Midstream is not required to declare dividends of its available cash to its common shareholders. The Equitrans Midstream Board may further reduce its current dividend policy or may decide not to declare any dividends in the future. Any payment of future dividends will be at the sole discretion of the Equitrans Midstream Board and will depend upon many factors, including the financial condition, earnings, liquidity and capital requirements of Equitrans Midstream's operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Equitrans Midstream Board.
Our unitholders will have a reduced ownership after the EQM Merger.
Equitrans Midstream will issue approximately 203,037,707 shares of Equitrans Midstream common stock to EQM unitholders in the EQM Merger. As a result of these issuances, current holders of Equitrans Midstream common stock and EQM unitholders are expected to hold approximately 53% and 47%, respectively, of the outstanding shares of Equitrans Midstream common stock immediately following completion of the EQM Merger.
When the EQM Merger occurs, the Equitrans Midstream common stock that each of our unitholders receive in exchange for our common units will represent a smaller percentage ownership of the combined company than our unitholders’ collective percentage ownership of us.
The shares of Equitrans Midstream common stock to be received by our unitholders as a result of the EQM Merger have different rights than our common units.
Following completion of the EQM Merger, our unitholders will own Equitrans Midstream common stock. There are important differences between the rights of our unitholders and the rights of the holders of Equitrans Midstream common stock. Ownership interests in a limited partnership are different than ownership interests in a corporation. Following the EQM Merger, the rights as a shareholder of Equitrans Midstream, a Pennsylvania corporation, will be governed by the organizational documents of Equitrans Midstream and the Pennsylvania Business Corporation Law, rather than the terms of the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act applicable to the holders of our common units.
Directors and executive officers of the EQM General Partner have certain interests that are different from those of our unitholders generally.
The directors and executive officers of the EQM General Partner are parties to agreements or participants in other arrangements that give them interests in the EQM Merger that may be different from, or in addition to, the interests of our unitholders. In addition, certain of the directors and executive officers of the EQM General Partner are also directors or executive officers of Equitrans Midstream. These and other different interests will be described in the joint proxy statement/prospectus that we and Equitrans Midstream intend to file with the SEC when it becomes available. Our unitholders should consider these interests in voting on the EQM Merger.

Our Partnership Agreement limits the duties of the EQM General Partner to our unitholders and restricts the remedies available to unitholders for actions taken by the EQM General Partner that might otherwise constitute breaches of its duties.
The EQM General Partner is a subsidiary of Equitrans Midstream, and Equitrans Midstream indirectly owns the non-economic general partner interest in us. In light of potential conflicts of interest between Equitrans Midstream and the EQM General Partner, on the one hand, and us and the EQM unitholders, on the other hand, the EQM Board submitted the EQM Merger and related matters to the EQM Conflicts Committee for, among other things, review, evaluation, negotiation and possible approval of a majority of its members, which is referred to as “Special Approval” in our Partnership Agreement. Pursuant to our Partnership Agreement:

•
any determination or course of action by the EQM General Partner or our Board will conclusively be deemed to be in “good faith” and shall not be subject to any other or different standards (including fiduciary standards) imposed by our Partnership Agreement if the resolution or course of action is approved by Special Approval; and

•
the EQM General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants selected by it, and any act taken or omitted to be taken in reliance upon the opinion of such persons as to matters that the EQM General Partner reasonably believes to be within such person’s professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

The EQM Conflicts Committee reviewed, negotiated and evaluated the EQM Merger Agreement, the EQM Merger and related matters on behalf of our unitholders and us. Among other things, the EQM Conflicts Committee unanimously determined in good faith that the EQM Merger Agreement and the transactions contemplated thereby, including the EQM Merger, are in our best interests, and the Unaffiliated Partnership Unitholders approved the EQM Merger Agreement and the transactions contemplated thereby, including the EQM Merger, and recommended the approval of the EQM Merger Agreement and the transactions contemplated thereby, including the EQM Merger, to our Board.
The duties of the EQM General Partner, the EQM Board and the EQM Conflicts Committee to our unitholders in connection with the EQM Merger are substantially limited by our Partnership Agreement.
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
Following completion of the EQM Merger, our common units will no longer be publicly traded.
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
A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the law known as the Tax Cuts and Jobs Act of 2017 (the Tax Reform Legislation), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity's "adjusted taxable income," which is generally taxable income with certain modifications. If the limit applies, a unitholder's taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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
We have not requested, and do not currently plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other tax matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in a prospectus or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel's conclusions or the positions we take, and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel's conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution to our unitholders.

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
The EQM Merger is structured as a taxable transaction to EQM’s unitholders. As a result, our unitholders that receive the Merger Consideration in exchange for our common units will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units.
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

Under the Tax Reform Legislation, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. In May 2019, the IRS issued proposed Treasury Regulations that would require withholding on open market transactions, effective 60 days after the issuance of final Treasury Regulations, but in the case of a transfer made through a broker, would exclude a partner’s share of liabilities from the amount realized. In addition, the obligation to withhold would be imposed on the broker instead of the transferee. It is not clear if or when the proposed Treasury Regulations will be finalized and in what form, or if other guidance will be issued.
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
See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," for further discussion regarding EQM's exposure to market risks, which is incorporated herein by reference.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
EQM leases its corporate office in Canonsburg, Pennsylvania.
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
There are, however, certain lands within EQM's storage pools as to which it may not currently have vested real property rights, some of which are subject to ongoing acquisition negotiations or condemnation proceedings. In accordance with Equitrans, L.P.'s FERC certificates, the geological formations within which its permitted storage facilities are located cannot be used by third parties in any way that would detrimentally affect its storage operations, and EQM has the power of eminent domain with respect to the acquisition of necessary real property rights to use such storage facilities. Certain property owners have initiated legal proceedings against EQM and its affiliates for trespass, inverse condemnation and other claims related to these matters, and there is no assurance that other property owners will not initiate similar legal proceedings against EQM and its affiliates prior to final resolution.
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
Environmental Proceedings
Administrative Order, Swarts Storage Field, Greene County, PA. On December 26, 2018, EQM received an administrative order from the Pennsylvania Department of Environmental Protection (PADEP) alleging non-compliance with certain regulations and failure to submit required information regarding encroaching mining operations in the storage field and authorizing the PADEP to shut down the storage field. EQM believes that it has substantially complied with the regulations, has complied with the PADEP information requests, and objects to the factual foundations of the administrative order. On January 10, 2019, the PADEP issued a letter suspending the portion of the administrative order that purported to authorize the PADEP to shut down the storage field. On January 25, 2019, EQM filed an administrative appeal on the PADEP's order to preserve its rights in any future proceedings. On October 29, 2019, EQM and the PADEP agreed to a Consent Order that requires ongoing compliance obligations and payment of a civil penalty of $0.65 million. The civil penalty has been paid, and documents resolving this matter have been signed.
Pennsylvania DEP Consent Order, Mako Consent Order. During the third quarter of 2019, the PADEP tendered a proposed consent order to settle multiple notices of violations (NOVs) issued to EQM in September 2016 for erosion and sedimentation violations, as well as failure to comply with the conditions of EQM’s Erosion and Sediment Control General Permit. On December 17, 2019 EQM finalized and executed a consent order and resolved all outstanding issues for less than $100,000. All amounts have been paid.
Pennsylvania DEP Consent Assessment of Civil Penalty, Fresh Water Withdraw System. During the third quarter of 2019, the PADEP issued a draft Consent Assessment of Civil Penalty to EQM, citing a failure to report monthly and total withdraws from certain freshwater sources, failure to register a source, and failure to maintain a source/tap. EQM has implemented corrective actions including registration of all water sources and installation of equipment to prevent non-compliance events. EQM is continuing negotiations with the PADEP. EQM expects that this matter could result in monetary penalties in excess of $100,000, but does not believe that if imposed the payments will have a material impact on its financial condition, results of operations or liquidity.
Ohio Environmental Protection Agency Notice of Violation, Third-Party Dehydration Facilities. On August 23, 2019, the Ohio Environmental Protection Agency (OEPA) issued an NOV to EQM, stating that fourteen dehydration facilities are operating without required air permits. EQM contests liability and the applicability of OEPA’s assessment. EQM is continuing negotiations. EQM expects that this matter will be resolved in its favor. If not, this matter could result in monetary penalties in excess of $100,000, but EQM does not believe that the penalties, if imposed, will have a material impact on the financial condition, results of operations or liquidity of EQM.
Eureka System Environmental Remediation. On April 10, 2019, EQM acquired a 60% equity interest in Eureka Midstream. Eureka Midstream received one NOV from the OEPA in April 2019 and two in June 2019 associated with legacy slips. EQM cannot predict with certainty whether any facts or circumstances discovered during the inventory will result in a state environmental agency issuing additional NOVs. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000. However, EQM does not believe that the penalties, if imposed, will have a material impact on the financial condition, results of operations or liquidity of EQM.
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

•
WVDEP Rulemaking Proceedings – Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States EPA for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA’s agreement to the WVDEP’s modification of its water quality certification was received in August 2019 and, accordingly, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The U.S. Army Corps approved the WVDEP’s modification of its Nationwide Permit on January 24, 2020. The MVP Joint Venture submitted a new permit application on January 28, 2020 anticipating a permit decision in early 2020. However, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

•
Sierra Club, et al. v. U.S. Army Corps of Engineers et al., Case No. 18-1713, Fourth Circuit Court of Appeals. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined above. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia. Once the Huntington and Pittsburgh District issues are resolved as discussed above, the Norfolk District will be in the position to consider lifting the suspension of the verification for the MVP Joint Venture's use of Nationwide Permit 12. The administrative proceeding described above is addressing the issues raised by the court. However, the MVP Joint Venture cannot guarantee that the agencies’ actions will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

•
Sierra Club, et al. v. U.S. Forest Service, et al., consolidated under Case No. 17-2399, Fourth Circuit Court of Appeals. In a different Fourth Circuit appeal filed in December 2017, the Sierra Club challenged a BLM decision to grant a right-of-way to the MVP Joint Venture and a U.S. Forest Service (USFS) decision to amend its management plan to accommodate MVP, both of which affect the MVP's 3.6-mile segment in the Jefferson National Forest in Virginia. On July 27, 2018, agreeing in part with the Sierra Club, the Fourth Circuit vacated the BLM and USFS decisions, finding fault with the USFS' analysis of erosion and sedimentation effects and the BLM's analysis of the practicality of alternate routes. On August 3, 2018, citing the court's vacatur and remand, the FERC issued a stop work order for the entire pipeline pending the agency actions on remand. The FERC modified its stop work order on August 29, 2018 to allow work to continue on all but approximately 25 miles of the project. On October 10, 2018, the Fourth Circuit granted a petition for rehearing filed by the MVP Joint Venture for the limited purpose of clarifying that the July 27, 2018 order did not vacate the portion of the BLM's Record of Decision authorizing a right-of-way and temporary use permit for MVP to cross the Weston and Gauley Bridge Turnpike Trail in Braxton County, West Virginia. On October 15, 2018, the MVP Joint Venture filed with the FERC a request to further modify the August 3, 2018 stop work order to allow the MVP Joint Venture to complete the bore and install the pipeline under the Weston and Gauley Bridge Turnpike Trail. On October 24, 2018, the FERC granted the MVP Joint Venture's request to further modify the stop work order and authorize construction. However, work on the 3.6-mile segment in the Jefferson National Forest must await a revised authorization, which the MVP Joint Venture is working to obtain.

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. ACP’s proceeding remains pending. Case No. 18-5322 remains in abeyance. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which the MVP Joint Venture cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners filed challenges to the condemnation proceedings by which the MVP Joint Venture obtained access to their property in various U.S. District Courts. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and issued two opinions in 2019, one granting the MVP Joint Venture immediate access for construction of the pipeline and the other finding that the MVP Joint Venture did not have to condemn the interest of coal owners and that coal owners are not entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned. A group of landowners filed a writ of certiorari with the United States Supreme Court regarding the Fourth Circuit’s ruling on immediate access, which was denied on October 7, 2019. District court trials on just compensation are ongoing.

•
Greenbrier River Watershed Ass’n v. WVDEP, Circuit Court of Summers County, West Virginia. In August 2017, the Greenbrier River Watershed Association appealed the MVP Joint Venture's Natural Stream Preservation Act Permit obtained from the West Virginia Environmental Quality Board (WVEQB) for the Greenbrier River crossing. Petitioners alleged that the issuance of the permit failed to comply with West Virginia's Water Quality Standards for turbidity and sedimentation. The WVEQB dismissed the appeal in June 2018. In July 2018, the Greenbrier River Watershed Association appealed the decision to the Circuit Court of Summers County, asking the court to remand the permit with instructions to impose state-designated construction windows and pre- and post-construction monitoring requirements as well as a reversal of the WVEQB's decision that the permit was lawful. On September 18, 2018, the Circuit Court granted a stay. A hearing on the merits was held on October 23, 2018. The court has not yet issued a decision. In the event of an adverse decision, the MVP Joint Venture would appeal or work with the WVDEP to attempt to resolve the issues identified by the court.

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that the National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted the MVP Joint Venture the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. The MVP Joint Venture is working with the NPS to address MVP-related right-of-way issues.

•
Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, Fourth Circuit Court of Appeals. Petitioners filed a petition in the Fourth Circuit to challenge MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior’s Fish and Wildlife Service (FWS) which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case. FWS subsequently requested that the court approve a stay of the litigation until January 11, 2020. On August 15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and held the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit’s order, on October 15, 2019, the FERC issued an order to the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume. On January 9, 2020, the Fourth Circuit granted FWS’ motion to hold the case in abeyance until March 11, 2020.

Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied ACP’s petition for en banc rehearing. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. On October 4, 2019, the Supreme Court formally accepted the Petitioners’ writ of certiorari. The oral arguments occurred on February 24, 2020. Based on general court practice, EQM anticipates that the Supreme Court will issue its decision by June 2020. The MVP Joint Venture is continuing to pursue multiple options to address the Appalachian Trail issue, including but not limited to, administrative, regulatory and legislative options.

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

•
Paylor et al. v. Mountain Valley Pipeline, LLC, Case No. CL18-4874-00, Circuit Court of Henrico County. On December 7, 2018, the Virginia Department of Environmental Quality and the State Water Control Board (the Plaintiffs) filed a lawsuit against the MVP Joint Venture in the Circuit Court of Henrico County alleging violations of Virginia's State Water Control Law, Water Resources and Wetlands Protection Program, and Water Protection Permit Program Regulations at sites in Craig, Franklin, Giles, Montgomery and Roanoke Counties, Virginia. On October 11, 2019, the Plaintiffs issued a consent decree to the MVP Joint Venture. As part of the consent decree, the MVP Joint Venture would agree to court-supervised compliance with environmental laws and third-party monitoring of erosion controls. The MVP Joint Venture would also agree to pay $2.15 million in penalties. The consent decree was signed by the judge on December 11, 2019, and the penalty was paid in December 2019 and accepted by the agency on January 7, 2020. Beyond the civil penalty, MVP is required to complete additional corrective actions and comply with reporting requirements outlined in the consent decree.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
EQM's common units are listed on the NYSE under the symbol "EQM." As of January 31, 2020, there were 200,457,630 common units outstanding and 60 unitholders of record of EQM's common units.
See Note 10 for information on the significant provisions of EQM's partnership agreement that relate to distributions of available cash.
On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution. See Note 19 for additional information regarding the EQM Merger.
Recent Sales of Unregistered Securities
See Note 1 and Note 6 for information related to the EQM IDR Transaction and the issuances of the Series A Preferred Units.
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
EQM's consolidated financial statements have been retrospectively recast for the years ended December 31, 2018, 2017, 2016 and 2015, as applicable, to include the historical results of the EQM-RMP Merger, the Drop-Down Transaction, the acquisitions by EQM in October 2016 of Allegheny Valley Connector, LLC, Rager Mountain Storage Company LLC and certain gathering assets located in southwestern Pennsylvania and northern West Virginia (collectively, the October 2016 Acquisition) and EQT's March 2015 contribution of the Northern West Virginia gas gathering system to EQM (NWV Gathering Acquisition) as these were businesses and the acquisitions were transactions between entities under common control. The selected financial data covering the periods prior to the aforementioned transactions may not necessarily be indicative of the actual results of operations had these entities been operated together during those periods.

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Consolidated Operations		(Thousands, except per unit amounts)
Operating revenues	$1,630,242	$1,495,098	$895,558	$735,272	$632,936
Operating income	204,186	726,653	620,705	527,856	451,036
Net income	162,082	671,348	610,360	537,954	455,126
Net income attributable to EQM	183,373	668,002	609,626	537,954	455,126

Net income per limited partner unit (a)
Basic	$0.58	$2.43	$5.19	$5.21	$4.71
Diluted	0.56	2.43	5.19	5.21	4.70
Cash distributions paid per limited partner unit	$4.595	$4.295	$3.655	$3.05	$2.505

Consolidated Balance Sheets
Total assets	$11,815,019	$9,456,121	$7,998,835	$3,075,840	$2,833,358
Long-term debt (b)	$5,761,999	$4,081,639	$1,453,352	$985,732	$493,401

(a)
Net income attributable to the EQM-RMP Merger, the Drop-Down Transaction, the October 2016 Acquisition and the NWV Gathering Acquisition for the periods prior to July 23, 2018, May 1, 2018, October 1, 2016 and March 17, 2015, respectively, was not allocated, as applicable, to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the unitholders. See Note 1 for further discussion.

(b)	Includes outstanding borrowings under EQM's and Eureka Midstream's credit facilities.
See "Item 1A. Risk Factors," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 for a discussion of matters that affect the comparability of the selected financial data as well as uncertainties that might affect EQM's future financial position.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, and the notes thereto, included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
EQM has applied the FAST Act Modernization and Simplification of Regulation S-K that was adopted by the SEC on March 20, 2019, which allows registrants providing financial statements covering three years in a filing to exclude discussion of the earliest of the three years in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The information covered here provides a comparison of material changes in the consolidated financial statements for fiscal year 2019 and fiscal year 2018. For the comparison of fiscal year 2018 and fiscal year 2017, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of EQM's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 14, 2019.
Executive Overview
For the year ended December 31, 2019, net income attributable to EQM was $183.4 million compared to $668.0 million for the year ended December 31, 2018. The decrease resulted primarily from increased impairments to long-lived assets, including intangible assets in 2019 (as discussed in Note 3), higher net interest expense associated with increased long-term debt outstanding and higher other operating expenses, partly offset by higher gathering revenues primarily associated with the operating entities acquired with the Bolt-on Acquisition, higher equity income from EQM's investment in the MVP Joint Venture and a net loss attributable to noncontrolling interest for the year ended December 31, 2019 attributable to the third-party ownership interest in Eureka Midstream.
The Board of Directors of the EQM General Partner (the Board) declared a fourth quarter 2019 cash distribution to unitholders of $1.16 per unit on January 15, 2020, which was 3% higher than the fourth quarter 2018 distribution of $1.130 per unit. Total distributions related to 2019 were $4.63 per unit compared to $4.40 per unit total distributions related to 2018, a 5% increase.
In addition, on January 15, 2020, the Board declared a quarterly cash distribution on the Series A Preferred Units for the fourth quarter of 2019 of $1.0364 per Series A Preferred Unit.
Business Segment Results
Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Other income and net interest expense are managed on a consolidated basis. EQM has presented each segment's operating income, equity income and various operational measures in the following sections. Management believes that the presentation of this information is useful to management and investors regarding the financial condition, results of operations and trends of its segments. EQM has reconciled each segment's operating income to EQM's consolidated operating income and net income in Note 7.
GATHERING RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018(a)	% Change	2017(a)	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$581,118	$447,360	29.9	$407,355	9.8
Volumetric-based fee revenues	578,813	549,710	5.3	102,612	435.7
Total operating revenues	1,159,931	997,070	16.3	509,967	95.5
Operating expenses:
Operating and maintenance	96,740	79,735	21.3	45,325	75.9
Selling, general and administrative	80,822	84,001	(3.8)	45,052	86.5
Separation and other transaction costs	19,344	7,761	149.2	—	100.0
Depreciation	144,310	98,678	46.2	44,957	119.5
Amortization of intangible assets	53,258	41,547	28.2	5,540	649.9
Impairments of long-lived assets	854,307	261,941	226.1	—	100.0
Total operating expenses	1,248,781	573,663	117.7	140,874	307.2
Operating (loss) income	$(88,850)	$423,407	(121.0)	$369,093	14.7

OPERATIONAL DATA
Gathering volumes (BBtu per day)
Firm capacity reservation	3,351	2,044	63.9	1,826	11.9
Volumetric-based services	4,493	4,445	1.1	816	444.7
Total gathered volumes	7,844	6,489	20.9	2,642	145.6

Capital expenditures(b)(c)	$893,804	$717,251	24.6	$254,522	181.8

(a)
Includes the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger, which were effective May 1, 2018 and July 23, 2018, respectively. The recasts are for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

(b)
Includes approximately $59.1 million for the year ended December 31, 2019 related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction (defined in Note 2) that primarily support EQM's gathering activities. See Note 2 for further detail.

(c)	Includes approximately $25.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2019.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Gathering operating revenues increased by $162.9 million in 2019 compared to 2018, driven primarily as a result of revenues generated by the entities acquired in the Bolt-on Acquisition, as well as production development in the Marcellus and Utica Shales in 2019. Firm reservation fee revenues increased approximately $133.8 million primarily as a result of increased revenues generated under agreements with MVCs and revenues generated by the entities acquired in the Bolt-on Acquisition, as well as higher rates on various wellhead expansion projects in 2019. Volumetric-based fee revenues increased approximately $29.1 million due to revenues generated by the entities acquired in the Bolt-on Acquisition.
Gathering operating expenses increased by $675.1 million in 2019 compared to 2018, primarily as a result of approximately $854.3 million in impairment charges in 2019, of which $736.8 million related to impairments of goodwill, $81.0 million was associated with an impairment to certain low-pressure gathering assets and $36.4 million related to an impairment of intangible assets (as discussed in Note 3), an approximate $45.6 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition and the Shared Assets Transaction, and an approximate $17.0 million increase in operating and maintenance expense primarily associated with the operations of entities acquired in the Bolt-on Acquisition and increased personnel costs, partly offset by a decrease to repairs and maintenance expenses. In addition, EQM recognized an increase to separation and other transaction costs of approximately $11.6 million primarily associated with the Bolt-on Acquisition. Selling, general and administrative expenses decreased approximately $3.2 million primarily due to lower corporate overhead and personnel costs, partly offset by an increase in information technology related expenses and an increase in expenses associated with the entities acquired in the Bolt-on Acquisition.

See "Outlook" and Note 3 for further discussion of the impairment of long-lived assets.
See also “Outlook” and Note 19 for a discussion of the EQT Global GGA with EQT and the Credit Letter Agreement, and the transactions related thereto, including the potential cash fee relief related to the MVP in-service date. EQM expects that the revenues resulting from the MVCs provided in the EQT Global GGA will increase the proportion of EQM’s total operating revenues that are firm reservation fee revenues in future periods.
TRANSMISSION RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	% Change	2017	% Change
FINANCIAL DATA	(Thousands, except per day amounts)
Firm reservation fee revenues	$356,569	$356,725	—	$348,193	2.5
Volumetric-based fee revenues	33,951	30,076	12.9	23,793	26.4
Total operating revenues	390,520	386,801	1.0	371,986	4.0
Operating expenses:
Operating and maintenance	33,989	39,563	(14.1)	33,908	16.7
Selling, general and administrative	26,865	31,936	(15.9)	31,922	—
Depreciation	51,935	49,723	4.4	58,689	(15.3)
Total operating expenses	112,789	121,222	(7.0)	124,519	(2.6)
Operating income	$277,731	$265,579	4.6	$247,467	7.3

Equity income	$163,279	$61,778	164.3	$22,171	178.6

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	2,823	2,903	(2.8)	2,399	21.0
Volumetric-based services	90	59	52.5	37	59.5
Total transmission pipeline throughput	2,913	2,962	(1.7)	2,436	21.6

Average contracted firm transmission reservation commitments (BBtu per day)	3,966	3,909	1.5	3,627	7.8

Capital expenditures(a)	$59,313	$114,450	(48.2)	$111,102	3.0

(a)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $774.6 million, $913.2 million and $159.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Transmission operating revenues increased by approximately $3.7 million in 2019 compared to 2018 primarily due to increased volumetric-based fee revenues due to an increase in pipeline throughput.
Transmission operating expenses decreased by approximately $8.4 million in 2019 compared to 2018. Operating and maintenance expense decreased approximately $5.6 million primarily resulting from lower personnel costs and a decrease in repairs and maintenance expenses. Selling, general and administrative expense decreased approximately $5.1 million resulting from lower corporate overhead and personnel costs. The decrease in operating and maintenance expense and selling, general and administrative expense was partly offset by an increase in depreciation expense due to additional assets placed in service.
Equity income increased by $101.5 million in 2019 compared to 2018 due to the increase in the MVP Joint Venture's AFUDC on the MVP as a result of continued spending on the project.
WATER RESULTS OF OPERATIONS

	Years Ended December 31,
	2019	2018(a)	% Change	2017(a)	% Change
	(Thousands)
FINANCIAL DATA
Water service revenues	$79,791	$111,227	(28.3)	$13,605	717.5

Operating expenses:
Operating and maintenance	34,638	44,152	(21.5)	5,598	688.7
Selling, general and administrative	2,933	5,895	(50.2)	347	1,598.8
Depreciation	26,915	23,513	14.5	3,515	568.9
Total operating expenses	64,486	73,560	(12.3)	9,460	677.6
Operating income	$15,305	$37,667	(59.4)	$4,145	808.7

OPERATIONAL DATA
Water services volumes (MMgal)	1,808	2,088	(13.4)	226	823.9
Capital expenditures	$37,457	$23,537	59.1	$6,233	277.6

(a)
Includes the pre-acquisition results of the EQM-RMP Merger, which was effective July 23, 2018. The recast is for the period the acquired businesses were under the common control of EQT, which began on November 13, 2017 as a result of the Rice Merger.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Water operating revenues decreased by $31.4 million in 2019 compared to 2018, primarily due to a reduction in fresh water distribution fees as the fee EQM charges per gallon of water is tiered and thus is lower on a per gallon basis once certain volumetric thresholds are met, and a 13.4% decrease in fresh water distribution volumes associated with lower customer activity.
Water operating expenses decreased by $9.1 million in 2019 compared to 2018, primarily as a result of decreased operating and maintenance expense associated with reduced operating activity and water procurement costs and decreased selling, general and administrative expense associated with lower corporate overhead and personnel costs, partly offset by increased depreciation expense as a result of additional assets placed in-service.
Other Income Statement Items
Net interest expense
Net interest expense increased by $87.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to higher interest expense of $64.8 million as a result of the 2018 Senior Notes (defined in Note 12), higher interest expense of $19.4 million on credit facility borrowings associated with increased outstanding debt, including borrowings under the Eureka Credit Facility (defined in Note 12), and a $17.5 million increase in interest expense associated with increased outstanding debt related to the 2019 EQM Term Loan Agreement (defined in Note 12), partly offset by increased capitalized interest and AFUDC - debt.
Net (loss) income attributable to noncontrolling interest
Net loss attributable to noncontrolling interest for the year ended December 31, 2019 related to the third-party ownership interest in Eureka Midstream.
Net income attributable to noncontrolling interest for the year ended December 31, 2018 related to the 25% limited liability interest in Strike Force Midstream LLC (Strike Force Midstream) owned by Gulfport Midstream Holdings, LLC (Gulfport Midstream). As discussed in Note 2, on May 1, 2018, EQM acquired this interest from Gulfport Midstream. As a result, EQM indirectly owned 100% of Strike Force Midstream effective as of May 1, 2018.
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

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Net income	$162,082	$671,348	$610,360
Add:
Net interest expense	209,984	122,094	36,955
Depreciation	223,160	171,914	107,161
Amortization of intangible assets	53,258	41,547	5,540
Impairment of long-lived assets (a)	854,307	261,941	—
Preferred Interest payments	10,984	10,984	10,984
Non-cash long-term compensation expense	255	1,275	242
Separation and other transaction costs	19,344	7,761	—
Less:
Equity income	(163,279)	(61,778)	(22,171)
AFUDC – equity	(5,161)	(5,570)	(5,110)
Adjusted EBITDA attributable to noncontrolling interest (b)	(26,503)	—	—
Adjusted EBITDA attributable to RMP prior to merger (c)	—	(160,128)	(33,457)
Adjusted EBITDA attributable to the Drop-Down Transaction (d)	—	(63,853)	(21,006)
Adjusted EBITDA	$1,338,431	$997,535	$689,498
Less:
Net interest expense excluding interest income on the Preferred Interest (e)	(213,360)	(124,198)	(42,999)
Capitalized interest and AFUDC – debt (e)	(28,631)	(9,873)	(4,120)
Ongoing maintenance capital expenditures net of expected reimbursements(e)(f)	(61,108)	(46,939)	(27,609)
Series A Preferred Unit distributions	(73,981)	—	—
Distributable cash flow (g)	$961,351	$816,525	$614,770

Net cash provided by operating activities	$1,049,407	$1,187,239	$681,848
Adjustments:
Capitalized interest and AFUDC – debt(e)	(28,631)	(9,873)	(4,120)
Principal payments received on the Preferred Interest	4,661	4,406	4,166
Ongoing maintenance capital expenditures net of reimbursements (e)(f)	(61,108)	(46,939)	(27,609)
Adjusted EBITDA attributable to noncontrolling interest (b)	(26,503)	—	—
Adjusted EBITDA attributable to RMP prior to merger (c)	—	(160,128)	(33,457)
Adjusted EBITDA attributable to the Drop-Down Transaction (d)	—	(63,853)	(21,006)
Series A Preferred Unit distributions	(73,981)	—	—
Other, including changes in working capital	97,506	(94,327)	14,948
Distributable cash flow (g)	$961,351	$816,525	$614,770

(a)	See Note 3 for further information on the impairments to long-lived assets.

(b)
Reflects adjusted EBITDA attributable to noncontrolling interest associated with the third-party ownership interest in Eureka Midstream. Adjusted EBITDA attributable to noncontrolling interest for the year ended December 31, 2019 was calculated as net loss of $21.3 million, plus depreciation of $7.5 million, plus amortization of intangible assets of $3.4 million, plus impairments of long-lived assets of $34.0 million, and plus interest expense of $2.9 million.

(c)
Adjusted EBITDA attributable to RMP for the period prior to July 23, 2018 was subtracted as part of EQM's adjusted EBITDA calculations as these amounts were generated by RMP prior to acquisition by EQM; therefore, the amounts could not be distributed to EQM's unitholders. Adjusted EBITDA attributable to RMP for the year ended December 31, 2018 and for the period from November 13, 2017 to December 31, 2017 was calculated as net income of $123.2 million and $25.1 million, respectively, plus net interest expense of $4.6 million and $0.8 million, respectively, plus depreciation of $31.4 million and $7.5 million, respectively, and plus non-cash compensation expense of $0.9 million and less than $0.1 million, respectively.

(d)
Adjusted EBITDA attributable to the Drop-Down Transaction for the period prior to May 1, 2018 was subtracted as part of EQM's adjusted EBITDA calculations as these amounts were generated by assets acquired in the Drop-Down Transaction prior to acquisition by EQM; therefore, the amounts could not have been distributed to EQM's unitholders. Adjusted EBITDA attributable to the Drop-Down Transaction for the year ended December 31, 2018 and for the period from November 13, 2017 to December 31, 2018 was calculated as net income of $44.4 million and $13.4 million, respectively, plus depreciation of $5.8 million and $2.2 million, respectively, and plus amortization of intangible assets of $13.8 million and $5.5 million, respectively, less interest income of less than $0.1 million and $0.1 million, respectively.

(e)	Excludes amounts related to the noncontrolling interest share of Eureka Midstream.

(f)
Ongoing maintenance capital expenditures net of expected reimbursements excludes ongoing maintenance that EQM expects to be reimbursed or that was reimbursed by Equitrans Midstream in 2019, or by EQT in periods prior to the Separation, under the terms of the EQT Omnibus Agreement. In addition, for the year ended December 31, 2018, ongoing maintenance capital expenditures net of expected reimbursements excluded $1.1 million of ongoing maintenance capital expenditures attributable to RMP prior to the EQM-RMP Merger.

(g)
EQM believes that calculating distributable cash flow without deducting separation and other transaction costs provides investors with greater insight into the period-to-period ability of EQM’s ongoing assets and operations to generate cash flow. If separation and other transaction costs were deducted from the calculation, EQM’s distributable cash flow for the years ended December 31, 2019 and 2018 would have been $942.0 million and $808.8 million, respectively.

See "Executive Overview" for a discussion of EQM's net income, the GAAP financial measure most directly comparable to adjusted EBITDA. Adjusted EBITDA increased by $340.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily as a result of the EQM-RMP Merger and the Drop-Down Transaction, as applicable, which resulted in a full year of adjusted EBITDA subsequent to the transactions being reflected in adjusted EBITDA. The increase in adjusted EBITDA in 2019 is also attributable to the Bolt-on Acquisition that closed on April 10, 2019.
Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, decreased by $137.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $144.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 mainly attributable to the increase in EQM's adjusted EBITDA, partly offset by increased net interest expense and distributions on the Series A Preferred Units.
Outlook
EQM’s assets overlay core acreage in the Appalachian Basin. The location of EQM’s assets allows it to access major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes. EQM maintains a stable cash flow profile, with approximately 58% of its revenue for the year ended December 31, 2019 generated by firm reservation fees and MVCs. Further, the percentage of EQM’s revenues that are generated by firm reservation fees and MVCs is expected to increase in future years as a result of the EQT Global GGA, which includes an MVC effective on February 26, 2020 of 3.0 Bcf per day, which ramps up to 4.0 Bcf per day in future periods following the in-service date of the MVP project.
EQM’s principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets, executing on its growth projects and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities, while strengthening its balance sheet through (i) highly predictable cash flows backed by MVCs and firm reservation fees, (ii) actions to delever its balance sheet, (iii) disciplined capital spending, (iv) operating cost control and (v) an appropriate distribution policy. As part of its approach to organic growth, EQM is focused on building and completing its key transmission and gathering growth projects outlined under "Strategy" in "Item 1. Business," many of which are supported by contracts with firm capacity commitments. Additionally, EQM is targeting growth from volumetric gathering and transmission opportunities and from its water services business, which is complementary to its gathering business.
On February 27, 2020, Equitrans Midstream and EQM announced the EQT Global GGA with EQT, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in Pennsylvania and West Virginia to EQM, and EQT received certain gathering fee relief over a period of three years following the in-service date of the MVP. The EQT Global GGA replaced 14 previous gathering agreements between affiliates of EQT and EQM. In addition, on February 27, 2020, Equitrans Midstream and EQM announced a definitive merger agreement between Equitrans Midstream, EQM and certain of their affiliates related to the EQM Merger, pursuant to which, among other things, Equitrans Midstream will acquire all of the issued and outstanding EQM common units (other than EQM common units held by Equitrans Midstream and its subsidiaries). Following the EQM Merger, which is subject to customary closing conditions, including approvals of EQM’s limited partners and Equitrans Midstream’s shareholders, EQM will be a wholly-

owned subsidiary of Equitrans Midstream and will no longer be a public entity. EQM expects the EQM Merger to close in mid-2020. See Note 19 for additional information regarding the EQT Global GGA, the EQM Merger and the transactions related thereto.
For further discussion of key growth projects, see "Strategy" in "Item 1. Business." For further discussion of capital expenditures, see "Capital Requirements."
Commodity Prices. EQM’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids have adversely affected development of additional reserves and production that is accessible by EQM’s pipeline and storage assets, which also negatively affects EQM’s water services business. The Henry Hub natural gas price ranged from $2.02 per MMbtu to $4.25 per MMbtu between January 1, 2019 and December 31, 2019, and the natural gas forward strip price trended downwards during 2019 and in early 2020, and is expected to remain depressed for several years. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices. Lower natural gas prices have caused producers to determine to reduce their rig count or otherwise take actions to slow production growth and/or reduce production, which in turn reduces the demand for, and usage of, EQM’s services. A sustained period of depressed natural gas production and prices could cause producers in EQM's areas of operation to take further actions to reduce natural gas production and supply in the future. EQM’s customers, including EQT, have announced reductions in their capital spending and may continue to lower capital spending in the future based on commodity prices, access to capital, investor expectations for positive free cash flow, a desire to reduce leverage or other factors. On January 13, 2020, EQT publicly announced a 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, compared to 2019 capital expenditures of $1.85 billion to $1.95 billion, which represents an approximate 30% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. Longer-term price declines could continue to have an adverse effect on customers' creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees which could affect EQM’s results of operations, liquidity or financial position. For example, on February 3, 2020, S&P took negative rating actions on nine Appalachian exploration and production companies citing lower natural gas price assumptions. Many of EQM’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on EQM's systems. However, approximately 49.9% of EQM’s gathering revenues and 8.7% of EQM’s transmission revenues for the year ended December 31, 2019 were from volumetric-based fee revenues. Additionally, EQM’s water service agreements are primarily volumetric in nature. For more information see "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to make distributions to our unitholders." included in "Item 1A. Risk Factors - Risks Inherent in Our Business."
Potential Future Impairments. During 2019, EQM recognized an impairment to goodwill of approximately $736.8 million, including $598.3 million, $38.8 million and $99.7 million associated with its RMP PA Gas Gathering, Rice Retained Midstream and Eureka/Hornet reporting units, respectively. In addition, EQM recognized a $36.4 million impairment related to certain Hornet Midstream-related intangible assets during the third quarter of 2019. See Note 3 for additional information. On January 13, 2020, EQT publicly announced an approximately 30% decrease in capital expenditures for 2020 compared to 2019 capital expenditures. In connection with the execution of the EQT Global GGA, management will reevaluate EQM’s reporting units. Additionally, in connection with the execution of the EQT Global GGA, management may be required to reevaluate our reporting units under the provisions in ASC 350. If, as a result of this reevaluation, management identifies that a change to the current reporting units is warranted, management will assess the goodwill for impairment before and after the change in the reporting units.
Depending on the location and timing of EQT’s 2020 drilling activity, EQT’s planned reductions in its drilling and completions activity, as well as reductions in drilling and completions activity by other producers, EQM may recognize additional goodwill and long-lived asset impairment charges in future periods. EQM continues to receive and evaluate drilling plan information from EQT and other producers for 2020 and future years. As of the filing of this Annual Report on Form 10-K, EQM cannot predict the likelihood or magnitude of any future impairment. See also “Reviews of our goodwill and intangible and other long-lived assets have resulted in and could result in future significant impairment charges” included in "Item 1A. Risk Factors – Risks Inherent in Our Business" and EQM's discussion on "Critical Accounting Policies and Estimates" under "Outlook" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."
Capital Resources and Liquidity
EQM's liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, pay cash distributions and satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements depends on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's revolving credit facilities, incremental borrowings under the 2019 EQM Term Loan Agreement, cash on hand, debt transactions and issuances of additional EQM partnership interests. Pursuant to the tax matters agreement between Equitrans Midstream and EQT entered into in connection with the Separation, Equitrans Midstream is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of EQM securities beyond certain thresholds. See “Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream’s tax matters agreement with EQT.” under “Risks Inherent in an Investment in Us” included in “Item 1A., Risk Factors.” EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
In February 2020, S&P and Fitch downgraded EQM’s credit ratings to non-investment grade. The non-investment grade ratings has caused EQM to incur higher borrowing costs under its $3 Billion Facility and 2019 EQM Term Loan Agreement. In addition, as a result of the downgrades, EQM was obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amount of approximately $220.2 million and $14.2 million with respect to the MVP project and the MVP Southgate project, respectively. See "A further downgrade of our credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." and “The credit and risk profile of Equitrans Midstream could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital” under "Risks Inherent in Our Business" included in "Item 1A. Risk Factors."
Operating Activities
Net cash flows provided by operating activities were approximately $1,049.4 million for the year ended December 31, 2019 compared to approximately $1,187.2 million for the year ended December 31, 2018. The decrease was primarily driven by higher interest payments and timing of payments from working capital, partly offset by an increase in Gathering revenues primarily associated with the entities acquired in the Bolt-on Acquisition.
Investing Activities
Net cash flows used in investing activities totaled approximately $2,629.6 million for the year ended December 31, 2019 compared to approximately $2,950.3 million for the year ended December 31, 2018. The decrease was attributable to the cost of the Drop-Down Transaction in 2018 relative to the cost of the Bolt-on Acquisition in 2019 and decreased capital contributions to the MVP Joint Venture consistent with the timing of construction for the MVP and MVP Southgate projects in 2019 relative to 2018, partly offset by increased capital expenditures in 2019 relative to 2018 as further described in "Capital Requirements."
Financing Activities
Net cash provided by financing activities totaled approximately $1,578.5 million for the year ended December 31, 2019 compared to approximately $1,725.9 million for the year ended December 31, 2018. For 2019, the primary sources of financing cash flows were net proceeds from the issuance of the term loans under the 2019 EQM Term Loan Agreement, which were used primarily to pay down borrowings under the $3 Billion Facility, and the net proceeds from the issuance of the Series A Preferred Units, which were used in part to fund the purchase price of the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, while the primary uses of financing cash flows were repayments on credit facility borrowings and distributions paid to unitholders. For 2018, the primary source of financing cash flows was net proceeds from EQM's 2018 Senior Notes offering, while the primary uses of financing cash flows were distributions paid to unitholders, repayments on credit facilities and the Gulfport Transaction (as defined in Note 2).
Capital Requirements

The gathering, transmission and storage and water service businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Expansion capital expenditures (a)(b)(c)	$925,387	$803,347	$328,529
Maintenance capital expenditures (c)	65,187	51,891	43,328
Total capital expenditures	990,574	855,238	371,857
Plus: accrued capital expenditures at the end of prior period (d)	108,890	90,655	26,678
Plus: accrued capital expenditures at acquisition on April 10, 2019 (d)	8,759	—	—
Plus: accrued capital expenditures at acquisition on November 13, 2017 (d)	—	—	72,271
Less: accrued capital expenditures at the end of current period (d)	(85,753)	(108,890)	(90,655)
Total cash capital expenditures	$1,022,470	$837,003	$380,151

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture of $774.6 million, $913.2 million and $159.6 million related to the MVP and MVP Southgate projects for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)
Expansion capital expenditures for the year ended December 31, 2019 includes approximately $59.1 million related to the non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities. See Note 2 for further detail.

(c)
Includes approximately $22.5 million of expansion capital expenditures and $3.4 million of maintenance capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2019.

(d)
EQM accrues capital expenditures when capital work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid.

Expansion capital expenditures are expenditures incurred for capital improvements that EQM expects will increase its operating income or operating capacity over the long term. In 2019, expansion capital expenditures reflected investments in the assets acquired in the Bolt-on Acquisition, the EQM-RMP Merger and the Drop-Down Transaction, as well as the Hammerhead project and various wellhead gathering expansion projects, partly offset by decreased spending on the Equitrans, L.P. Expansion project. In 2018, expansion capital expenditures reflected primarily investments in the assets acquired in the EQM-RMP Merger and the Drop-Down Transaction and in the following projects: the Hammerhead project, the Equitrans, L.P. Expansion project, various wellhead gathering expansion projects and the Range Resources header pipeline project.
Maintenance capital expenditures are expenditures made to maintain, over the long term, EQM's operating capacity or operating income. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain throughput, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Maintenance capital expenditures increased by $13.3 million in 2019 compared to 2018 primarily as a result of maintenance associated with the assets acquired in the Bolt-on Acquisition, additional assets placed in service and the timing of ongoing maintenance projects.
Included in maintenance capital expenditures are funded regulatory compliance capital expenditures. Prior to the Separation, for the period from January 1, 2018 through November 12, 2018 and for the year ended December 31, 2017, EQM was reimbursed $3.9 million and $15.5 million, respectively, by EQT under the terms of the EQT Omnibus Agreement, which is included in maintenance capital expenditures. Under the EQT Omnibus Agreement, for a period of ten years after the closing of EQM's IPO, EQT has agreed to reimburse EQM for plugging and abandonment expenditures for certain identified EQT and other third party wells. Additionally, EQT has agreed to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM's assets owned at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT will reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following EQM's IPO. Since EQM's IPO through the date of Separation, EQM has been reimbursed approximately $30.7 million for bare steel replacement capital expenditures by EQT. Amounts reimbursed are recorded as capital contributions when received. See Note 8 for further information.

In connection with the Separation, Equitrans Midstream assumed all of EQT’s obligations to indemnify and reimburse EQM under the EQT Omnibus Agreement, other than for those losses or expenses relating to or arising from plugging and abandonment obligations. During 2019, Equitrans Midstream reimbursed EQM approximately $0.7 million associated with bare steel replacement capital expenditures. As of December 31, 2019, Equitrans Midstream's reimbursement obligations associated with bare steel replacement capital expenditures had been capped. Please read "Item 13. Certain Relationships and Related Transactions, and Director Independence—Agreements with EQT—Omnibus Agreement."
In 2020, EQM expects to make capital contributions to the MVP Joint Venture of $650 million to $700 million depending on the timing of the construction of the MVP project and approximately $50 million for the MVP Southgate project. Expansion capital expenditures are expected to be approximately $525 million (exclusive of approximately $40 million attributable to the noncontrolling interest in Eureka Midstream) and maintenance capital expenditures are expected to be approximately $55 million (exclusive of approximately $5 million attributable to the noncontrolling interest in Eureka Midstream), net of expected reimbursements. Future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its and its subsidiaries' respective credit facilities (including term loan agreements), debt transactions and issuances of additional EQM partnership units. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Credit Facility Borrowings
See Note 12 for discussion of EQM's and its subsidiaries credit facilities. See Note 19 for additional information on the proposed Intercompany Loan.
Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at December 31, 2019.

Rating Service	Senior Notes	Outlook
Moody's	Ba1	Stable
S&P	BBB-	Negative
Fitch	BBB-	Negative
On January 31, 2020, Moody's affirmed our Ba1 credit rating but changed its outlook from stable to negative, citing uncertainty around the MVP project and EQT's weakening credit profile. On February 4, 2020, S&P downgraded EQM's credit to a BB+ rating, with a negative outlook, from a BBB- rating. On February 27, 2020, S&P further downgraded EQM’s credit to a BB rating, with a stable outlook, citing increased leverage as a result of the announcement of the EQM Merger as the rationale for taking action on our credit rating. Further, on February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT’s credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the rating action. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including EQT. As of December 31, 2019, EQT's public debt had an investment grade rating, but was on negative outlook with Moody's, S&P and Fitch. On January 13, 2020, Moody's downgraded EQT's senior unsecured rating to Ba1 with a negative outlook from Baa3 with a negative outlook. On February 3, 2020, S&P downgraded EQT's senior unsecured rating to BB+ with a negative outlook, from BBB- with a negative outlook. Further, on February 14, 2020, Fitch downgraded EQT's senior unsecured rating to BB with a negative outlook, from BBB- with a negative outlook. If any credit rating agency further downgrades EQM's ratings, EQM's access to the capital markets may be limited, borrowing costs could increase, EQM may be required to provide additional credit assurances in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including EQM's current credit ratings are considered non-investment grade.
Distributions
See Note 10 for discussion of distributions.
Schedule of Contractual Obligations

The following represents EQM's contractual obligations as of December 31, 2019. Purchase obligations exclude EQM's future capital contributions to the MVP Joint Venture and purchase obligations of the MVP Joint Venture. In addition, the following contractual obligations exclude distributions associated with the Series A Preferred Units.

	Total	2020	2021-2022	2023-2024	2025+
	(Thousands)
Long-term debt (a)	$4,900,000	$—	$1,400,000	$1,600,000	$1,900,000
Credit facility borrowings (b)	902,500	—	292,500	610,000	—
Interest payments on senior notes (c)	1,850,292	175,375	350,750	270,573	1,053,594
Purchase obligations (d)	24,062	24,062	—	—	—
Operating lease obligations (e)	65,028	12,504	18,223	9,573	24,728
Total contractual obligations	$7,741,882	$211,941	$2,061,473	$2,490,146	$2,978,322

(a)
Includes $3.5 billion in aggregate principal amount of EQM's senior notes and $1.4 billion associated with the term loans issued pursuant to the 2019 EQM Term Loan Agreement as of December 31, 2019. See Note 12 for further information.

(b)
Credit facility borrowings were classified based on the termination date of the credit facility agreements. As of December 31, 2019, EQM had aggregate credit facility borrowings outstanding of approximately $610 million and $293 million on its $3 Billion Facility and the Eureka Credit Facility, respectively. See Note 12 for further information.

(c)
Interest payments exclude interest related to the $3 Billion Facility, Eureka Credit Facility and term loans under the 2019 EQM Term Loan Agreement as the interest rates on the credit facility borrowings and term loan are variable.

(d)
Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2019, EQM's purchase obligations included commitments for capital expenditures, operating expenses and service contracts.

(e)	Operating leases are primarily entered into for various office locations and warehouse buildings, as well as lease obligations for compression equipment under existing contracts with third parties.
See Note 19 for additional information on the proposed Intercompany Loan.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against EQM and its subsidiaries. While the amounts claimed may be substantial, EQM is unable to predict with certainty the ultimate outcome of such claims and proceedings. EQM accrues legal and other direct costs related to loss contingencies when incurred. EQM establishes reserves whenever it believes it to be appropriate for pending matters. Furthermore, after consultation with counsel and considering available insurance, EQM believes that the ultimate outcome of any matter currently pending against it or any of its subsidiaries will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.
See "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the projects." under "Risk Factors – Risks Inherent in our Business" included in "Item 1A. Risk Factors," and see "Item 3. Legal Proceedings" for discussion of litigation and regulatory proceedings related to the MVP project.
See Note 16 for further discussion of EQM's commitments and contingencies.
Off-Balance Sheet Arrangements
See Note 9 for discussion of the MVP Joint Venture guarantees.
Recently Issued Accounting Standards
Recently issued accounting standards relevant to EQM are described in Note 1.
Critical Accounting Policies and Estimates

EQM's significant accounting policies are described in Note 1. Preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. The following critical accounting policies, which were reviewed by EQM's Audit Committee, relate to its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.
Property, Plant and Equipment. Determination of depreciation requires judgment regarding the estimated useful lives and salvage values of property, plant and equipment. EQM has not historically experienced material changes in its results of operations from changes in the estimated useful lives or salvage values of its property, plant and equipment; however, these estimates are reviewed periodically, including each time Equitrans, L.P. files with the FERC for a change in its transmission, storage and gathering rates. EQM believes that the accounting estimate related to depreciation is a "critical accounting estimate" because it is susceptible to change. These assumptions affect depreciation expense and, if changed, would have an effect on EQM's results of operations and financial position. See Note 1 for additional information.
Impairments of Long-lived Assets, Including Intangible Assets and Goodwill. Any accounting estimate related to impairment of property, plant and equipment, finite-lived intangible assets, goodwill or an investment in an unconsolidated entity may require EQM's management to make assumptions about future cash flows, discount rates, the fair value of investments and whether losses in the value of its investments are other than temporary. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to fluctuate in the future.
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. EQM uses a combination of an income and market approach to estimate the fair value of a reporting unit. See Notes 1 and 3 for additional information.
EQM believes that the accounting estimates related to impairments are "critical accounting estimates" because they require assumptions that are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. EQM believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate, however, different assumptions and estimates could materially affect the calculated fair value and the resulting conclusion on impairment of goodwill, which could materially affect EQM’s results of operations and financial position. Additionally, actual results could differ from these estimates. EQM performed a sensitivity analysis for the RMP PA Gas Gathering reporting unit (defined and discussed in Note 1), which is the only reporting unit with goodwill as of December 31, 2019, to quantify the effect of certain changes to assumptions used in the goodwill assessment. It was determined that a 1% increase to the weighted average cost of capital and a corresponding 1% decrease to the terminal cash flow growth rate would have resulted in EQM’s recognition of approximately $81.3 million of additional impairment of goodwill as of December 31, 2019.

EQM’s investments in unconsolidated entities also require considerable judgment to estimate fair value because EQM’s investments are not traded on an active market. Additionally, investments in unconsolidated entities are susceptible to impairment risk from further adverse macroeconomic conditions or other adverse factors such as permit and litigation matters impacting the MVP project. Such matters could cause further significant delays in the timing and costs of the MVP project which could result in a decline in fair value that could trigger future impairment charges relating to EQM’s investments in unconsolidated entities.
Any potential impairment would have an effect on EQM's results of operations and financial position. See Notes 1 and 3 for additional information.
Revenue Recognition. Revenue from the gathering, transmission and storage of natural gas is generally recognized when the service is provided. Revenue from water services is generally recognized when water is delivered. For all contracts, EQM allocates the transaction price to each performance obligation based on the judgmentally determined relative standalone selling price. When applicable, the excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant. Certain of our gas gathering and water agreements have MVCs. If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and water services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or water volumes and the MVC for the period contained in the contract. Based on management’s judgment, it is probable that the customer will not exercise all or a portion of its remaining rights, we recognize revenue associated with such breakage amount in proportion to the pattern of exercised rights within the respective MVC period.
Revenue related to services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. See Note 4 for additional information.
EQM records a provision for accounts receivable that are estimated to be uncollectible. In order to calculate the appropriate provision, an estimated loss rate of accounts receivable as a percentage of total revenue is used. This estimated loss rate is applied to the outstanding accounts receivable and is updated periodically based on a customer's credit rating or other events that could impact the estimated loss rate, such as a significant change to the natural gas industry or to the economy as a whole. Management reviews the adequacy of the allowance on a quarterly basis using the assumptions that apply at that time. While EQM has not historically experienced material bad debt expense, declines in the market price for natural gas affecting producer activity combined with the increase in customers on EQM's systems may result in a greater exposure to potential losses than management's current estimates.
EQM believes that the accounting estimates related to revenue recognition are "critical accounting estimates" because estimated volumes are subject to change based on actual measurements, including prior period adjustments. In addition, EQM believes that the accounting estimates related to the allowance for doubtful accounts receivable are "critical accounting estimates" because the underlying assumptions used for the allowance can change and the actual mix of customers and their ability to pay may vary significantly from management's estimates, which could affect the collectability of customer accounts. These accounting estimates could potentially have a material effect on EQM's results of operations and financial position.
Business Combinations. During the second quarter of 2019, EQM recorded the Bolt-on Acquisition using the acquisition method of accounting; accordingly, the values assigned to the assets and liabilities are based on EQM's purchase price accounting estimates. Accounting for the acquisition of a business requires a company to record the acquired identifiable assets and liabilities at fair value. The estimated fair value of midstream facilities and equipment, which generally consist of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. The fair value of intangible assets was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions and estimated customer retention rates.
Given the time required to obtain pertinent information necessary to finalize the allocation of the purchase price to the acquired net assets, the purchase price allocation remained preliminary for a period of time before the required fair value estimates were finalized. It is not uncommon for the initial estimates to be subsequently revised. During the fourth quarter of 2019, the Bolt-on Acquisition purchase price accounting was finalized. See Note 2 for further information.
EQM believes that the accounting estimates related to business combinations are "critical accounting estimates" because in determining the fair value of assets acquired, assumptions must be made about projections regarding the timing and amount of future development and operating costs and projections of replacement costs of and future cash flows from midstream assets and cash flows from customer relationships. Different assumptions may result in materially different values for these assets, which would affect EQM's future results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk . Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka Midstream pay on borrowings under their respective credit facilities and, in EQM's case, the 2019 EQM Term Loan Agreement. The 2019 EQM Term Loan Agreement, the $3 Billion Facility and the Eureka Credit Facility provide for variable interest rates and thus expose EQM and Eureka Midstream to fluctuations in market interest rates, along with other factors outside EQM's control that can affect its credit rating, which can affect EQM's and, as applicable, Eureka Midstream's results of operations and liquidity, including the amount of cash EQM has available to make quarterly cash distributions to its unitholders. Changes in interest rates also may affect the distribution rate payable on EQM’s Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 12 for discussion of EQM's borrowings and Note 1 for a discussion of fair value measurements. EQM and Eureka Midstream may from time to time hedge the interest on portions of borrowings under the credit facilities and the 2019 EQM Term Loan Agreement, as applicable, in order to manage risks associated with floating interest rates.

See also the description of the “Intercompany Loan” in Note 19.
Credit Risk. EQM is exposed to credit risk, which is the risk that EQM may incur a loss if a counterparty fails to perform under a contract. EQM actively manages its exposure to credit risk associated with customers through credit analysis, credit approval and monitoring procedures. For certain transactions, EQM requests letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Equitrans, L.P.'s FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support; however, EQM is exposed to credit risk beyond this three-month period when its tariffs do not require its customers to provide additional credit support. For some of EQM's more recent long-term contracts associated with system expansions, it has entered into negotiated credit agreements that provide for other credit support if certain credit standards are not met. EQM has historically experienced only minimal credit losses in connection with its receivables. EQM is exposed to the credit risk of its customers, including EQT, its largest customer. However, as of December 31, 2019, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $50 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of EQM providing such services. In January 2020, EQT's guaranty in relation to its transmission contracts with EQM increased to $131 million. See Note 15 for further discussion regarding EQM's exposure to credit risk. In addition, EQT has disclosed that it may have credit support obligations of approximately $1.6 billion in connection with its midstream agreements (inclusive of EQT’s commercial agreements with EQM). In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, amongst other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP joint venture.
At December 31, 2019, EQT's public senior debt had an investment grade credit rating. During the third quarter of 2019, Moody's, S&P and Fitch each changed EQT's credit rating outlook to negative from stable. In January 2020, Moody's downgraded EQT's senior debt credit rating to Ba1 from Baa3 and retained its negative outlook. On February 3, 2020, S&P downgraded EQT's senior unsecured rating to BB+ with a negative outlook, from BBB- with a negative outlook. Further, on February 14, 2020, Fitch downgraded EQT's senior unsecured rating to BB with a negative outlook, from BBB- with a negative outlook.
Commodity Prices. EQM's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for EQM's services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQM's customers, including EQT, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital or other factors. Unless EQM is successful in attracting and retaining new customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water service business will be dependent on receiving consistent or increasing commitments from its existing customers, including EQT. While EQT has dedicated acreage to EQM and has entered into long-term firm transmission and gathering contracts and contracts with MVCs on certain of EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical or that drilling in areas outside of EQM's current areas of operations is strategically more attractive to it. EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM. See also Note 19 for a discussion of the "EQT Global GGA" and the "Water Services Letter Agreement" with EQT.
EQM's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with approximately 58% of its revenue for the year ended December 31, 2019 generated by firm reservation fee revenues. Accordingly, EQM believes that the effect of short- and medium-term declines in volumes of gas produced, gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "Our exposure to direct commodity price risk may increase in the future," under "Item 1A. Risk Factors" in this Annual Report on Form 10-K. Sustained periods of low commodity prices could have a further adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees which could affect EQM's results of operations, liquidity or financial position. Significant declines in gas production in EQM's areas of operations would adversely affect its growth potential.
Other Market Risks. EQM's $3 Billion Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit EQM's exposure to disruption or consolidation in the banking industry.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholders of EQM Midstream Partners, LP and the Board of Directors of EQGP Services, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EQM Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for acquisition of Eureka Midstream and Hornet Midstream
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2019, the Partnership completed the acquisition of a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream Holdings, LLC (collectively, the “Bolt-on Acquisition”) for total consideration of approximately $1.04 billion. The Bolt-on Acquisition was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the respective fair values.
Auditing the Partnership’s accounting for the Bolt-on Acquisition was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which principally consisted of customer relationships. The Partnership used the income approach to value the customer relationship intangible assets. Significant estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationship intangible assets to underlying assumptions related to expected future cash flows. The significant assumptions used to estimate the fair value of the customer relationships included the forecasted revenue, which contemplates among other things estimates of natural gas volumes to be gathered in the future and a weighted average cost of capital. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to apply the acquisition method, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the acquired customer relationships, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions discussed above and the underlying data used by the Partnership. For example, we compared the forecasted revenue and earnings to current industry and economic trends as well as the historic financial performance of the acquired business and its primary customers and, where applicable, evaluated the projected gathering volumes used in determining the fair value of the customer relationships based upon the terms of the underlying contracts with customers. With the assistance of our specialist, we evaluated the discount rate used to value the customer relationships, the weighted average cost of capital, internal rate of return and weighted-average return on assets. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the significant assumptions.

Valuation of RMP PA Gas Gathering Reporting Unit Goodwill
Description of the Matter
At December 31, 2019, the Partnership has goodwill of approximately $486.7 million related to the RMP PA Gas Gathering reporting unit. As discussed in Notes 1 and 3 to the consolidated financial statements, goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Partnership determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Partnership concludes otherwise, a quantitative impairment analysis is performed. If the Partnership chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Partnership will perform a quantitative assessment. In the case of a quantitative impairment test, the Partnership estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. During the year ended December 31, 2019, the Partnership recorded interim and annual impairment losses totaling approximately $598.3 million related to the RMP PA Gas Gathering reporting unit.
Auditing management’s quantitative goodwill impairment tests for the RMP PA Gas Gathering reporting unit was complex due to the significant estimation required to determine the fair value of that reporting unit. In particular, the fair value estimates of that reporting unit were sensitive to significant assumptions, including assumptions regarding customers’ development plans and discount rates. These assumptions could be affected by factors such as unexpected future production curtailments by the Partnership’s customers that have contracts with volumetric-based fees or future market or economic conditions and industry and partnership-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Partnership’s RMP PA Gas Gathering reporting unit for which quantitative impairment tests were performed, we performed audit procedures that included, among others, evaluating methodologies used and testing the significant assumptions discussed above and testing the underlying data used by the Partnership in its analyses for completeness and accuracy. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes in those trends would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rate assumption.

/s/ Ernst & Young, LLP
We have served as the Partnership's auditor since 2012.
Pittsburgh, Pennsylvania
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Unitholders of EQM Midstream Partners, LP and the Board of Directors of EQGP Services, LLC
Opinion on Internal Control over Financial Reporting
We have audited EQM Midstream Partners, LP and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EQM Midstream Partners, LP and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019, which are included in the 2019 consolidated financial statements of the Partnership and constituted approximately 14% and 23% of total and net assets, respectively, as of December 31, 2019 and 6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of the entities acquired in the Bolt-on Acquisition on April 10, 2019.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019, and 2018, the related statements of consolidated operations, cash flows and equity for each of the three years in the period ended December 31, 2019 and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young, LLP
Pittsburgh, Pennsylvania
February 27, 2020

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
 STATEMENTS OF CONSOLIDATED OPERATIONS (a)
 YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Thousands, except per unit amounts)
Operating revenues (b)	$1,630,242	$1,495,098	$895,558
Operating expenses:
Operating and maintenance (c)	165,367	163,451	84,831
Selling, general and administrative (c)	110,620	121,831	77,321
Separation and other transaction costs	19,344	7,761	—
Depreciation	223,160	171,914	107,161
Amortization of intangible assets	53,258	41,547	5,540
Impairments of long-lived assets (d)	854,307	261,941	—
Total operating expenses	1,426,056	768,445	274,853
Operating income	204,186	726,653	620,705
Equity income (e)	163,279	61,778	22,171
Other income	4,601	5,011	4,439
Net interest expense (f)	209,984	122,094	36,955
Net income	162,082	671,348	610,360
Net (loss) income attributable to noncontrolling interests	(21,291)	3,346	734
Net income attributable to EQM	$183,373	$668,002	$609,626

Calculation of limited partner common unit interest in net income:
Net income attributable to EQM	$183,373	$668,002	$609,626
Less: holders of Series A Preferred Units interest in net income	(73,981)	—	—
Less pre-acquisition net income allocated to EQT	—	(164,242)	(37,722)
Less general partner interest in net income - general partner units	—	(6,104)	(10,060)
Less general partner interest in net income - IDRs	—	(255,927)	(143,531)
Limited partners' (common unitholders) interest in net income	$109,392	$241,729	$418,313

Net income per limited partner common unit – basic (g)	$0.58	$2.43	$5.19
Net income per limited partner common unit – diluted (g)	$0.56	$2.43	$5.19

Weighted average limited partner common units outstanding – basic	189,085	99,303	80,603
Weighted average limited partner common units outstanding – diluted	196,085	99,303	80,603

Cash distributions declared per common unit (h)	$4.63	$4.40	$3.83

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of EQM Olympus Midstream LLC (EQM Olympus), Strike Force Midstream Holdings LLC (Strike Force) and EQM West Virginia Midstream LLC (EQM WV), which were acquired by EQM effective on May 1, 2018 (the Drop-Down Transaction), and Rice Midstream Partners LP (RMP), which was acquired by EQM effective on July 23, 2018 (the EQM-RMP Merger), because these transactions were between entities under common control at the time of acquisition.

(b)
Operating revenues included related party revenues from EQT Corporation (NYSE: EQT) (EQT) of approximately $1,122.6 million, $1,111.3 million and $665.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8.

(c)
For the year ended December 31, 2019, operating and maintenance expense included approximately $52.7 million in charges from Equitrans Midstream Corporation. In the Successor period (defined in Note 1) from November 13, 2018 to December 31, 2018, operating and maintenance expense did not include any charges from Equitrans Midstream Corporation. In the Predecessor period from January 1, 2018 to November 12, 2018, and for the year ended December 31, 2017, operating and maintenance expense included charges from EQT of $49.8 million and $40.2 million, respectively. For the year ended December 31, 2019 and for the period from November 13, 2018 to December 31, 2018, selling, general and administrative expense included charges from Equitrans Midstream Corporation of $89.2 million and $16.3 million, respectively. In the Predecessor period from January 1, 2018 to November 12, 2018, and for the year ended December 31, 2017, selling, general and administrative expense included charges from EQT of $81.7 million and $72.6 million, respectively. See Note 8.

(d)	See Note 3 for disclosure regarding impairments of long-lived assets.

(e)	Represents equity income from Mountain Valley Pipeline, LLC (the MVP Joint Venture). See Note 9.

(f)
For the years ended December 31, 2019, 2018 and 2017, net interest expense included interest income on the preferred interest that EQM has in EQT Energy Supply, LLC (EES) (the Preferred Interest) of $6.3 million, $6.6 million and $6.8 million, respectively.

(g)	See Note 13 for disclosure regarding EQM's calculation of net income per limited partner unit (basic and diluted).

(h)	Represents the cash distributions declared related to the period presented. See Note 10.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (a)
 YEARS ENDED DECEMBER 31,

	2019	2018	2017
	(Thousands)
Cash flows from operating activities:
Net income	$162,082	$671,348	$610,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	223,160	171,914	107,161
Amortization of intangible assets	53,258	41,547	5,540
Impairments of long-lived assets (b)	854,307	261,941	—
Equity income (c)	(163,279)	(61,778)	(22,171)
AFUDC – equity	(5,162)	(5,570)	(5,110)
Non-cash long term compensation expense	255	1,275	242
Changes in other assets and liabilities:
Accounts receivable	17,099	(48,046)	(24,583)
Accounts payable	(89,210)	94,961	2,853
Other assets and other liabilities	(3,103)	59,647	7,556
Net cash provided by operating activities	1,049,407	1,187,239	681,848
Cash flows from investing activities:
Capital expenditures	(1,022,470)	(837,003)	(380,151)
Bolt-on Acquisition (Note 2), net of cash acquired	(837,231)	—	—
Drop-Down Transaction (Note 2)	—	(1,193,160)	—
Capital contributions to the MVP Joint Venture	(774,593)	(913,195)	(159,550)
Purchase of interests in the MVP Joint Venture	—	(11,302)	—
Principal payments received on the Preferred Interest (Note 2)	4,661	4,406	4,166
Net cash used in investing activities	(2,629,633)	(2,950,254)	(535,535)
Cash flows from financing activities:
Proceeds from credit facility borrowings	2,402,000	3,427,500	544,000
Payments on credit facility borrowings	(2,397,000)	(3,268,500)	(344,000)
Pay-down of long-term debt associated with Bolt-on Acquisition (Note 2)	(28,325)	—	—
Proceeds from the issuance of long-term debt	1,400,000	2,500,000	—
Proceeds from the issuance of Series A Preferred Units, net of offering costs	1,158,313	—	—
Net contributions from EQT	—	3,001	29,711
Acquisition of 25% of Strike Force Midstream LLC	—	(175,000)	—
Capital contributions	711	16,790	9,790
Distributions paid to unitholders	(905,878)	(736,145)	(442,229)
Distributions paid to holders of Series A Preferred Units	(48,480)	—	—
Distributions paid to noncontrolling interest	—	(750)	—
Debt discount, debt issuance costs and credit facility origination fees	(2,870)	(40,966)	(2,257)
Net cash provided by (used in) financing activities	1,578,471	1,725,930	(204,985)

Net change in cash and cash equivalents	(1,755)	(37,085)	(58,672)
Cash and cash equivalents at beginning of year (d)	17,515	54,600	113,272
Cash and cash equivalents at end of year	$15,760	$17,515	$54,600

Cash paid during the year for:
Interest, net of amount capitalized	$216,592	$54,154	$43,794
Non-cash activity during the year:
(Decrease) increase in capital contribution receivable from EQT	$—	$(12,924)	$12,411

(a)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(b)	See Note 3 for disclosure regarding impairments of long-lived assets.

(c)	Represents equity income from the MVP Joint Venture. See Note 9.

(d)	Cash and cash equivalents at beginning of year for December 31, 2017 includes $52.9 million of cash and cash equivalents acquired at the effective time of the Rice Merger. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 DECEMBER 31,

	2019	2018
	(Thousands, except number of units)
ASSETS
Current assets:
Cash and cash equivalents	$15,760	$17,515
Accounts receivable (net of allowance for doubtful accounts of $285 and $75 as of December 31, 2019 and 2018, respectively) (a)	254,109	254,390
Other current assets	25,004	14,909
Total current assets	294,873	286,814

Property, plant and equipment	8,572,499	6,367,530
Less: accumulated depreciation	(857,377)	(560,902)
Net property, plant and equipment	7,715,122	5,806,628

Investment in unconsolidated entity	2,324,108	1,510,289
Goodwill (b)	486,698	1,123,813
Net intangible assets	797,439	576,113
Other assets	196,779	152,464
Total assets	$11,815,019	$9,456,121

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable (c)	$126,786	$207,877
Due to Equitrans Midstream	39,009	44,509
Capital contribution payable to the MVP Joint Venture	45,150	169,202
Accrued interest	73,366	80,199
Accrued liabilities	31,550	20,672
Total current liabilities	315,861	522,459

Credit facility borrowings	902,500	625,000
Long-term debt (d)	4,859,499	3,456,639
Regulatory and other long-term liabilities	78,397	38,724
Total liabilities	6,156,257	4,642,822

Equity:
Series A Preferred Units (24,605,291 and 0 units issued and outstanding at December 31, 2019 and 2018, respectively)	1,183,814	—
Common units (200,457,630 and 120,457,638 units issued and outstanding at December 31, 2019 and 2018, respectively)	4,020,601	4,783,673
Class B units (7,000,000 and 0 units issued and outstanding at December 31, 2019 and 2018, respectively)	(2,822)	—
General partner units (0 and 1,443,015 units issued and outstanding at December 31, 2019 and 2018, respectively)	—	29,626
Noncontrolling interest (e)	457,169	—
Total equity	5,658,762	4,813,299
Total liabilities and equity	$11,815,019	$9,456,121

(a)	Accounts receivable as of December 31, 2019 and 2018 included approximately $175.2 million and $174.8 million, respectively, of related party accounts receivable from EQT.

(b)	See Note 3 for disclosures regarding impairments to goodwill.

(c)
Accounts payable as of December 31, 2018 included approximately $34.0 million of related party accounts payable to EQT. There was no related party balance with EQT included in accounts payable as of December 31, 2019.

(d)
As of December 31, 2019, EQM had aggregate credit facility borrowings outstanding of approximately $610 million and $293 million on its $3 Billion Facility and the Eureka Credit Facility, respectively (both defined in Note 12). As of December 31, 2018, EQM had credit facility borrowings outstanding of approximately $625 million on its $3 Billion Facility. See Note 12 for further detail.

(e)	Noncontrolling interest as of December 31, 2019 represents third-party ownership in Eureka Midstream. See Note 2 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED EQUITY
 YEARS ENDED DECEMBER 31, 2019, 2018 and 2017 (a)

		Limited Partners
	Predecessor Equity	Series A Preferred Units	Common Units	Class B Units	General Partner	Noncontrolling Interest	Total Equity
	(Thousands)
Balance at January 1, 2017	$—	$—	$2,008,510	$—	$(14,956)	$—	$1,993,554
Net income	37,722	—	418,313	—	153,591	734	610,360
EQT acquisition of EQM Olympus, Strike Force, and EQM WV	1,349,316	—	—	—	—	166,000	1,515,316
EQT acquisition of RMP	2,499,668	—	—	—	—	—	2,499,668
Capital contributions	—	—	15,184	—	279	—	15,463
Equity-based compensation plans	17	—	225	—	—	—	242
Net contributions from EQT, net of distributions	29,711	—	—	—	—	—	29,711
Net contributions from noncontrolling interest, net of distributions	—	—	—	—	—	6,738	6,738
Distributions to unitholders	—	—	(294,526)	—	(137,662)	—	(432,188)
Balance at December 31, 2017	$3,916,434	$—	$2,147,706	$—	$1,252	$173,472	$6,238,864
Net income	164,242	—	241,729	—	262,031	3,346	671,348
Capital contributions	—	—	3,801	—	65	—	3,866
Equity-based compensation plans	922	—	353	—	—	—	1,275
Net contributions from EQT / to Equitrans Midstream	3,660	—	(659)	—	—	—	3,001
Distributions to unitholders	(68,390)	—	(434,033)	—	(233,722)	—	(736,145)
Distributions paid to noncontrolling interest	—	—	—	—	—	(750)	(750)
Acquisition of 25% of Strike Force Midstream LLC	—	—	1,068	—	—	(176,068)	(175,000)
Drop-Down Transaction from EQT	(1,436,297)	—	243,137	—	—	—	(1,193,160)
EQM-RMP Merger	(2,580,571)	—	2,580,571	—	—	—	—
Balance at December 31, 2018	$—	$—	$4,783,673	$—	$29,626	$—	$4,813,299
Net income	—	73,981	108,970	(1,345)	1,767	(21,291)	162,082
Capital contributions	—	—	711	—	—	—	711
Equity-based compensation plans	—	—	255	—	—	—	255
Distributions paid to unitholders	—	—	(830,703)	—	(75,175)	—	(905,878)
Distributions paid to holders of Series A Preferred Units	—	(48,480)	—	—	—	—	(48,480)
Equity restructuring associated with the EQM IDR Transaction	—	—	(42,305)	(1,477)	43,782	—	—
Issuance of Series A Preferred Units, net of offering costs	—	1,158,313	—	—	—	—	1,158,313
Bolt-on Acquisition (Note 2)	—	—	—	—	—	478,460	478,460
Balance at December 31, 2019	$—	$1,183,814	$4,020,601	$(2,822)	$—	$457,169	$5,658,762

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

The accompanying notes are an integral part of these consolidated financial statements

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
1.    Summary of Operations and Significant Accounting Policies
Organization
EQM Midstream Partners, LP and subsidiaries (collectively, EQM) is a growth-oriented Delaware limited partnership formed by EQT in January 2012. Prior to the completion of the EQM IDR Transaction (defined below), EQM Midstream Services, LLC was the general partner of EQM (the former EQM general partner). Following the consummation of the EQM IDR Transaction, EQGP Services, LLC, a wholly-owned indirect subsidiary of Equitrans Midstream, became the general partner of EQM (the EQM General Partner). References in these consolidated financial statements to Equitrans Midstream refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries, as applicable.
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately-operated natural gas gathering, transmission and storage and water services of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (the Separation). On November 12, 2018, the Separation was effected through a series of transactions that culminated in EQT's contribution of the Midstream Business to Equitrans Midstream. See Note 6 for further information on the Separation.
On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP Holdings, LP (EQGP, and such merger, the Merger), with EQGP continuing as the surviving limited partnership and a wholly-owned subsidiary of EQM following the Merger, and (ii) each of (a) the incentive distribution rights (IDRs) in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units representing limited partner interests in EQGP were canceled, and, as consideration for such cancellation, certain affiliates of Equitrans Midstream received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and the EQM General Partner retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. See Note 6 for further information on the EQM IDR Transaction and Class B units.
The EQM IDR Transaction constituted an exchange of equity interests between entities under common control and not a transfer of a business. Therefore, the exchange resulted in a reclassification, as of February 22, 2019, of a $43.8 million deficit capital balance from the general partner line item to the common and Class B unit line items in EQM's consolidated balance sheets based on the respective limited partner ownership interests. The reclassification represented an allocation of the carrying value of the exchanged general partner interest. Prior to the EQM IDR Transaction, when distributions related to the general partner interest and IDRs were made, earnings equal to the amount of distributions were allocated to the general partner before the remaining earnings were allocated to the limited partner unitholders based on their respective ownership percentages. Subsequent to the EQM IDR Transaction, no earnings are allocated to the general partner. The allocation of net income attributable to EQM for purposes of calculating net income per limited partner unit is described in Note 13.
On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the Private Placement) an aggregate of 24,605,291 Series A Perpetual Convertible Preferred Units (Series A Preferred Units) representing limited partner interests in EQM for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition (defined in Note 2) and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Notes 2 and 6 for further information on the Bolt-on Acquisition and the Series A Preferred Units.
Following the EQM IDR Transaction and the closing of the Private Placement, and as of December 31, 2019, Equitrans Midstream held a 59.9% limited partner interest (excluding the Series A Preferred Units) and the non-economic general partner interest in EQM. See Note 6 for further information on the EQM IDR Transaction and Private Placement.
See also Note 19 for a discussion of the EQM Merger.

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
Following the completion of the Bolt-on Acquisition, EQM evaluated Eureka Midstream for consolidation and determined that Eureka Midstream does not meet the criteria for variable interest entity classification due to its ability to independently finance its operations through the Eureka Credit Facility (as defined in Note 12), as well as the members having proportional voting rights through their equity investments. As such, as of December 31, 2019, EQM consolidates Eureka Midstream using the voting interest model, recording noncontrolling interest related to the third-party ownership interests in Eureka Midstream.
EQM and its subsidiaries, including Eureka Midstream, do not have any employees. Operational, management and other services for EQM and its subsidiaries are provided by the directors and officers of the EQM General Partner and employees of Equitrans Midstream.
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
As of December 31, 2019, EQM's gathering system, inclusive of Eureka Midstream Holdings, LLC’s (Eureka Midstream) gathering system, included approximately 990 miles of high-pressure gathering lines with total contracted firm reservation capacity of approximately 4.4 billion cubic feet (Bcf) per day, which included contracted firm reservation capacity of approximately 1.0 Bcf per day associated with EQM's high-pressure header pipelines, 130 compressor units with compression of approximately 445,000 horsepower and multiple interconnect points with EQM's transmission and storage system and to other interstate pipelines. EQM's gathering system also included approximately 920 miles of Federal Energy Regulatory Commission (FERC)-regulated, low-pressure gathering lines. During the third quarter of 2019, EQM divested certain of its FERC-regulated low-pressure gathering pipelines associated with its Copley gathering system located in West Virginia. See Note 2 for further discussion.
As of December 31, 2019, EQM's transmission and storage system included approximately 950 miles of FERC-regulated, interstate pipelines that have interconnect points to seven interstate pipelines and multiple local distribution companies (LDCs). The transmission and storage system is supported by 39 compressor units, with total throughput capacity of approximately 4.4 Bcf per day and compression of approximately 135,000 horsepower, and 18 associated natural gas storage reservoirs, which have a peak withdrawal capacity of approximately 900 million cubic feet (MMcf) per day and a working gas capacity of approximately 43 Bcf.
As of December 31, 2019, EQM's water system included approximately 180 miles of pipelines that deliver fresh water from the Monongahela River, the Ohio River, local reservoirs and several regional waterways. The fresh water delivery services systems consist of permanent, buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and 28 fresh water impoundment facilities, which support fresh water transportation throughout the systems, and take point facilities and measurement facilities, which support well completion activities and collect and recycle or dispose flowback and produced water.
See also Note 19 for a discussion of the “EQT Global GGA,” “Water Services Letter Agreement” and the “Credit Letter Agreement” with EQT.
Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of all entities in which EQM holds a controlling financial interest.
Investments over which EQM can exert significant influence, but not control, are recorded under the equity method of accounting. The consolidated financial statements reflect the pre-acquisition results of businesses acquired through common control transactions on a combined basis with EQM. See Note 2. Transactions between EQM and EQT during the periods prior to the Separation (Predecessor period) and between EQM and Equitrans Midstream in the periods subsequent to the Separation (Successor period) have been identified in the consolidated financial statements as transactions between related parties and are discussed in Note 8.
Segments: Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by EQM's chief operating decision maker in deciding how to allocate resources. Prior to the EQM-RMP Merger, EQM's operating activities were conducted through two business segments: Gathering and Transmission. Following the EQM-RMP Merger, EQM adjusted its internal reporting structure to incorporate the newly acquired assets consistent with how EQM's chief operating decision maker reviews EQM's business operations. EQM reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. The operating segments are evaluated based on their contribution to EQM's operating income and equity income. Transmission also includes EQM's investment in the MVP Joint Venture, which is treated as an equity investment for accounting purposes; as a result, Transmission's portion of the MVP Joint Venture's operating results is reflected in equity income and not in Transmission's operating income. All of EQM's operating revenues, income from continuing operations and assets are generated or located in the United States. See Note 7.
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
Accounts Receivables: Trade and other receivables are stated at their historical carrying amount. Judgment is required to assess the ultimate realization of accounts receivable, including assessing the probability of collection and the creditworthiness of customers. Based on assessments by management, allowances for doubtful accounts were $0.3 million and $0.1 million at December 31, 2019 and 2018, respectively. EQM also has receivables due from EQT as discussed in Note 8.
Fair Value of Financial Instruments: EQM categorizes assets and liabilities disclosed at fair value using a three-level fair value hierarchy based on priority of the inputs used in the valuation. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Owing to their short maturity, the carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable are assumed to approximate fair value; as such, their fair values are Level 1 fair value measurements. Interest rates on credit facility borrowings and borrowings under the 2019 EQM Term Loan Agreement (defined in Note 12) are based on prevailing market rates, so the carrying values of the credit facility borrowings approximate fair value and the fair values are Level 1 fair value measurements. As EQM's senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. See Note 12.
The fair value of the Preferred Interest is estimated using an income approach model that applies a discount rate based on prevailing market rates and is a Level 3 fair value measurement. As of December 31, 2019 and 2018, the estimated fair value of the Preferred Interest was approximately $126 million and $122 million, respectively, and the carrying value of the Preferred Interest was approximately $110 million and $115 million, respectively, inclusive of the current portion reported in other current assets in the consolidated balance sheets of $4.7 million and $4.4 million, respectively, for each period.
Property, Plant and Equipment: EQM's property, plant and equipment are stated at depreciated cost. Maintenance projects that do not increase the overall life of the related assets are expensed as incurred. Expenditures that extend the useful life of the asset are capitalized. EQM capitalized internal costs of $47.6 million, $54.4 million and $46.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. EQM capitalized interest, including the debt component of allowance for funds used during construction (AFUDC), of $29.5 million, $12.6 million and $4.7 million in the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes EQM's property, plant and equipment.

	December 31,
	2019	2018
	(Thousands)
Gathering assets (a)(b)	$6,512,601	$4,387,908
Accumulated depreciation	(478,172)	(247,720)
Net gathering assets	6,034,429	4,140,188
Transmission and storage assets	1,844,859	1,785,157
Accumulated depreciation	(326,140)	(286,693)
Net transmission and storage assets	1,518,719	1,498,464
Water services assets	215,039	194,465
Accumulated depreciation	(53,065)	(26,489)
Net water services assets	161,974	167,976
Net property, plant and equipment	$7,715,122	$5,806,628

(a)
Includes approximately $59.1 million for the year ended December 31, 2019 related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction (defined in Note 2) that primarily support EQM's gathering activities.

(b)
Includes approximately $1.2 billion for the year ended December 31, 2019 related to net property, plant and equipment acquired in the Bolt-on Acquisition that primarily supports EQM's gathering activities.

Depreciation is recorded using composite rates on a straight-line basis over the estimated useful life of the asset. The average depreciation rates for the years ended December 31, 2019, 2018 and 2017 were 2.6%, 2.7% and 1.8%, respectively. EQM estimates that gathering and transmission pipelines have useful lives of 20 years to 65 years and compression equipment has useful lives of 20 years to 50 years. EQM estimates that water pipelines, pumping stations and impoundment facilities have useful lives of 10 years to 15 years. As circumstances warrant, depreciation estimates are reviewed to determine if any changes in the underlying assumptions are necessary. EQM re-evaluates depreciation rates for its regulated property, plant and equipment each time it files with the FERC for a change in transmission, storage and gathering rates.
Intangible Assets: Intangible assets are recorded under the acquisition method of accounting at their estimated fair values at the acquisition date, which are calculated as the present value of estimated future cash flows using a risk-adjusted discount rate. As a result of the Drop-Down Transaction, EQM recognized approximately $623.2 million in intangible assets. These intangible assets were valued by EQT based upon the estimated fair value of the customer contracts as of November 13, 2017. The customer contracts were assigned a useful life of 15 years and are amortized on a straight-line basis. The estimated annual amortization expense for these assets for each of the successive five years is $41.5 million.
As a result of the Bolt-on Acquisition, EQM recognized an additional $311.0 million of intangible assets for customer relationships with third-party customers. EQM calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets, which was 20 years for the Eureka Midstream-related intangible assets as of the acquisition date and 7.25 years for the Hornet Midstream-related intangible assets as of October 1, 2019. The estimated annual amortization expense for these assets for each of the successive five years is approximately $16.8 million. See Note 3 for discussion of impairment to intangible assets.
Amortization expense recorded in the statements of consolidated operations for the years ended December 31, 2019 and 2018 was $53.3 million and $41.5 million, respectively.
Intangible assets, net as of December 31, 2019 and 2018 are detailed below.

	December 31,
	2019	2018
	(Thousands)
Intangible assets	$934,200	$623,200
Less: impairment of Hornet Midstream-related intangible assets (a)	(36,405)	—
Less: accumulated amortization	(100,356)	(47,087)
Intangible assets, net	$797,439	$576,113

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.
Impairment of Long-lived Assets, Including Intangible Assets. EQM evaluates long-lived assets, including related intangibles, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. Asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require EQM to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, EQM recognizes an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires EQM to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes EQM makes to these projections and assumptions could result in significant revisions to its evaluation of recoverability of its property, plant and equipment and the recognition of additional impairments. See Note 3 for further discussion on impairments of long-lived assets.
Goodwill: Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. EQM may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. EQM's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, EQM assesses qualitative factors to determine whether the existence of events or circumstances leads EQM to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, EQM determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if EQM concludes otherwise, a quantitative impairment analysis is performed.
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
The three reporting units to which EQM had goodwill recorded during 2019 were (i) the Ohio gathering assets acquired in the Drop-down Transaction (Rice Retained Midstream), (ii) the Pennsylvania gathering assets acquired in the Rice Merger (RMP PA Gas Gathering) and (iii) the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition (Eureka/Hornet, collectively with Rice Retained Midstream and RMP PA Gas Gathering, the Reporting Units). The Reporting Units earn a substantial portion of their revenues from volumetric-based fees, which are sensitive to changes in their customers' development plans. See Note 3 for further detail.
Investment in Unconsolidated Entity: EQM reviews the carrying value of its investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the fair value may have declined in value. When there is evidence of loss in value that is other than temporary, EQM compares the investment's carrying value to its estimated fair value to determine whether impairment has occurred. If the carrying value exceeds the estimated fair value, EQM estimates and recognizes an impairment loss equal to the difference between the investment's carrying value and fair value.
Preferred Interest. EES generates revenue by providing services to a local distribution company. The Preferred Interest is accounted for as a note receivable and is presented in other assets in the consolidated balance sheets with the current portion reported in other current assets. Distributions received from EES are recorded partly as a reduction to the Preferred Interest and partly as interest income, which is included in net interest expense in EQM's statements of consolidated operations. The EES operating agreement provides for mandatory redemption of the Preferred Interest at the end of the preference period, which is expected to be December 31, 2034.
Unamortized Debt Discount and Issuance Costs. EQM amortizes debt discounts and issuance costs over the term of the related borrowing. Costs incurred from the issuance and/or extension, as applicable, of revolving credit facilities and term loans, including EQM's $3 Billion Facility and the 2019 EQM Term Loan Agreement (both defined in Note 12), are presented in other assets in the consolidated balance sheets. Debt discounts and issuance costs for all other debt instruments are presented as a reduction to debt in the consolidated balance sheets.
Gas Imbalances: Gas imbalances occur when the actual amount of gas delivered from a pipeline system or storage facility varies from the amount of gas scheduled for delivery. EQM values gas imbalances due to/from shippers and operators at current index prices. Gas imbalances are settled in-kind, subject to the terms of the applicable FERC tariffs. As of December 31, 2019 and 2018, gas imbalance receivables of zero and $3.3 million, respectively, were presented in other current assets, with offsetting amounts recorded to system gas, a component of property, plant and equipment, in the consolidated balance sheets. EQM classifies gas imbalances as current because they are expected to settle within one year.
Asset Retirement Obligations (AROs): EQM has AROs related to its water system impoundments and to one of its gathering compression stations, for which EQM has recorded an associated liability and capitalized a corresponding amount to asset retirement costs. The liability relates to the expected future obligation to dismantle, reclaim and dispose of these assets and was estimated using the present value of expected future cash flows, adjusted for inflation and discounted at EQM's credit-adjusted, risk-free rate. The AROs are recorded in regulatory and other long-term liabilities in the consolidated balance sheets.
The following table presents changes in EQM's AROs during 2019 and 2018.

	December 31,
	2019	2018
	(Thousands)
AROs at beginning of period	$11,935	$9,321
Liabilities incurred	—	231
Revisions to estimated liabilities (a)	(201)	1,928
Accretion expense	567	455
AROs at end of period	$12,301	$11,935

(a)	Revisions to estimated liabilities reflect changes in retirement cost assumptions and to the estimated timing of liability settlement.
EQM is not legally or contractually obligated to restore or dismantle its transmission and storage systems and its gathering systems, other than the one aforementioned compressor station. EQM is legally required to operate and maintain these assets and intends to do so as long as supply and demand for natural gas exists, which EQM expects to continue into the foreseeable future. Therefore, EQM did not have any AROs related to its transmission and storage assets as of December 31, 2019 and 2018.
Contingencies: EQM is involved in various regulatory and legal proceedings that arise in the ordinary course of business. A liability is recorded when the loss is probable and the amount of loss can be reasonably estimated. EQM considers many factors when making such assessments, including historical knowledge and matter specifics. Estimates are developed through consultation with legal counsel and analysis of the potential results. See Note 16.
Regulatory Accounting: EQM's regulated operations consist of interstate pipeline, intrastate low-pressure gathering and storage operations subject to regulation by the FERC. Through the rate-setting process, rate regulation allows EQM to recover the costs of providing regulated services plus an allowed return on invested capital. Regulatory accounting allows EQM to defer expenses and income to its consolidated balance sheets as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the rate-setting process for a period other than the period that they would be reflected in a non-regulated entity's statements of consolidated operations. Regulatory assets and liabilities are recognized in EQM's statements of consolidated operations in the period that the underlying expenses and income are reflected in the rates charged to shippers and operators. EQM expects to continue to be subject to rate regulation that will provide for the recovery of deferred costs. See Note 14.
The following tables present the total regulated operating revenues and expenses and the regulated property, plant and equipment of EQM.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Operating revenues	$396,847	$393,911	$383,309
Operating expenses	$210,861	$140,832	$143,614

	December 31,
	2019	2018
	(Thousands)
Property, plant and equipment	$1,955,519	$1,900,411
Accumulated depreciation	(436,275)	(317,988)
Net property, plant and equipment	$1,519,244	$1,582,423

Revenue Recognition: See Note 4.
AFUDC: EQM capitalizes the carrying costs of financing the construction of certain long-lived, regulated assets. Such costs are amortized over the asset's estimated useful life and include interest costs (the debt component of AFUDC) and equity costs (the equity component of AFUDC). The debt component of AFUDC is recorded as a reduction to net interest expense in the statements of consolidated operations, and the equity component of AFUDC is recorded in other income in the statements of consolidated operations. The debt component of AFUDC for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $1.0 million and $0.8 million, respectively, and the equity component of AFUDC for the years ended December 31, 2019, 2018 and 2017 was $5.2 million, $5.6 million and $5.1 million, respectively.
Equity-Based Compensation: EQM awarded share-based compensation in connection with the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan (the EQM LTIP). The EQM share-based awards are paid in EQM common units; as such, EQM treats the awards as equity awards. The awards are recorded at fair value based on the published market price on the grant date. See Note 11.
Net Income per Limited Partner Unit: See Note 13.
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. The standard requires entities to record assets and obligations for contracts currently recognized as operating leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The update provides an optional transition method of adoption that permits entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the optional transition method, comparative financial information and disclosures are not required. The update also provides transition practical expedients. The standard requires disclosures of the nature, maturity and value of an entity's lease liabilities and elections taken by the entity. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which, among other things, clarified interim disclosure requirements in the year of ASU 2016-02 adoption.
EQM adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method. EQM uses a lease accounting system to monitor its current population of lease contracts. EQM implemented processes and controls to review new lease contracts for appropriate accounting treatment in the context of the standards and to generate disclosures required under the standards. For the disclosures required by the standards, see Note 5.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP, and, in its place, requires an entity to recognize its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). The update provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The update clarifies and addresses stakeholders' specific issues in ASU 2016-13. EQM adopted the standards on January 1, 2020, which was applicable to its outstanding accounts receivable and note receivable from EES.

Adoption of the standard is expected to result in a cumulative-effect adjustment to the opening balance of retained earnings of approximately $3 million to $4 million.
Additional disclosures will be required to describe the nature and amount of EQM's credit losses, including the significant assumptions and judgments required to value the losses, and the accounting policy elections taken. EQM implemented processes and controls to review the credit losses for appropriate accounting treatment in the context of the standard and to generate disclosures required under the standard, which EQM expects to disclose in its Quarterly Report on Form 10-Q for the first quarter of 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. EQM is currently evaluating the effect this standard will have on its disclosures but does not expect the adoption of this standard to have a material effect on the disclosures. The adoption of this standard is not expected to have an impact on EQM's financial statements.
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
Following the adoption of ASU 2018-15, EQM began capitalizing certain implementation costs related to cloud computing arrangements that are service contracts. The capitalized portion of these costs are included in the property, plant and equipment line on the consolidated balance sheets and will be amortized over the term of EQM's hosting arrangement. For the year ended December 31, 2019, EQM did not recognize any amortization expense related to implementation costs on its cloud computing arrangements as such assets were not in use. The costs will be included in the selling, general and administrative expense line on the accompanying statements of consolidated operations when recognized.
2.     Acquisitions, Mergers and Divestitures
Bolt-on Acquisition
On March 13, 2019, EQM entered into a Purchase and Sale Agreement (the Purchase and Sale Agreement) with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production and Hornet Midstream owned a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the Private Placement of Series A Preferred Units that closed concurrently with the Bolt-on Acquisition. See Notes 1 and 6 for further information regarding the Private Placement.
At the closing of the Bolt-on Acquisition, a subsidiary of Hornet Midstream terminated all of its obligations under its term loan credit agreement and repaid the $28.2 million outstanding principal balance and $0.1 million in related interest and fees.
EQM recorded $17.0 million in acquisition-related expenses related to the Bolt-on Acquisition during the year ended December 31, 2019. The Bolt-on Acquisition acquisition-related expenses included $15.3 million for professional fees and $1.7 million for compensation arrangements for the year ended December 31, 2019, and are included in separation and other transaction costs in the statements of consolidated operations.
Allocation of Purchase Price. The Bolt-on Acquisition was accounted for as a business combination using the acquisition method. As a result of the acquisition, EQM recognized $99.7 million of goodwill, which was allocated to the Gathering segment. Such goodwill primarily related to additional commercial opportunities, a diversified producer customer mix, increased exposure to dry Utica and wet Marcellus acreage and operating leverage within the Gathering segment. The purchase price allocation and related adjustments were finalized during the fourth quarter of 2019. The following table summarizes the purchase price and allocation of the fair value of the assets acquired and liabilities assumed in the Bolt-on Acquisition as of April 10, 2019 by EQM, as well as certain measurement period adjustments made subsequent to EQM's initial valuation.

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments(a)	Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration(b)	$861,250	$(11,404)	$849,846
Buyout of portion of Eureka Midstream Class B Units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,599,686	(14,932)	1,584,754

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$113,642	$(13,931)	$99,711
Impairment of goodwill (d)			(99,711)
Goodwill as of December 31, 2019			$—

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

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value under this approach included management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the midstream facilities and equipment represented a Level 3 fair value measurement.
As a result of the acquisition, the noncontrolling interest in Eureka Midstream was estimated to be $478.5 million. The fair value of the noncontrolling interest was calculated based on the enterprise value of Eureka Midstream and the percentage ownership not acquired by EQM. Significant unobservable inputs in the enterprise value of Eureka Midstream include future revenue estimates and future cost assumptions. As a result, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, EQM identified intangible assets for customer relationships with third-party customers. The fair value of the customer relationships with third-party customers was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, which contemplates among other things estimates of natural gas volumes to be gathered in the future and a weighted average cost of capital, future cost assumptions and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. EQM calculates amortization of intangible assets using the straight-line method over the estimated useful life of the intangible assets which is 20 years for the Eureka Midstream-related intangible assets. As discussed in Note 3, during the third quarter of 2019, as a result of the recoverability test, EQM estimated the fair value of the Hornet Midstream-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within EQM's Gathering segment. As a result of the reduction in expected future cash flows, the useful life of the Hornet Midstream-related intangible assets was prospectively changed to 7.25 years as of October 1, 2019, over which EQM calculates amortization using the straight-line method. After the impact of the impairment and the decrease in the useful life of the Hornet Midstream-related intangible assets, the expected annual amortization expense increased by $1.0 million. Amortization expense recorded in the statements of consolidated operations for the year ended December 31, 2019 was $11.7 million. The estimated annual amortization expense for each of the successive five years is approximately $16.8 million.
Intangible assets, net as of December 31, 2019, are detailed below.

(in thousands)	As of December 31, 2019
Intangible assets	$311,000
Less: impairment of Hornet Midstream-related intangible assets (a)	36,405
Less: accumulated amortization	11,711
Intangible assets, net	$262,884

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.
Post-Acquisition Operating Results. Subsequent to the completion of the Bolt-on Acquisition, Eureka Midstream and Hornet Midstream collectively contributed the following to both the Gathering segment and EQM's consolidated operating results for the period from April 10, 2019 through December 31, 2019.

(in thousands)	April 10, 2019 through December 31, 2019
Operating revenues	$97,123
Operating loss attributable to EQM	$(94,551)
Net loss attributable to noncontrolling interests	$(21,291)
Net loss attributable to EQM	$(80,631)

Unaudited Pro Forma Information. The following unaudited pro forma combined financial information presents EQM's results as though the EQM IDR Transaction and Bolt-on Acquisition had been completed at January 1, 2017. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the EQM IDR Transaction and Bolt-on Acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Years ended December 31,
(in thousands, except per unit data)	2019	2018	2017
Pro forma operating revenues	$1,661,822	$1,616,821	$987,735
Pro forma net income	$190,234	$709,067	$626,854
Pro forma net (loss) income attributable to noncontrolling interests	$(18,074)	$19,746	$8,346
Pro forma net income attributable to EQM	$208,308	$689,321	$618,508
Pro forma income per limited partner common unit (basic)	$0.53	$2.93	$2.58
Pro forma income per limited partner common unit (diluted)	$0.51	$2.83	$2.49

Shared Assets Transaction
On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with Equitrans Midstream pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM’s operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentences, the Shared Assets Transaction). Further, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from Equitrans Midstream for $8.9 million in cash consideration, reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price was subject to certain adjustments. Additionally, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the third and fourth quarters of 2019, additional assets from Equitrans Midstream for a de minimus dollar amount reflecting the net book value of such assets as of September 30, 2019 and December 31, 2019, respectively. The initial and subsequent purchase prices were funded utilizing EQM’s $3 Billion Facility (defined in Note 12). Prior to the Shared Assets Transaction, EQM made quarterly payments to Equitrans Midstream based on fees allocated from Equitrans Midstream for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, that certain omnibus agreement (Equitrans Midstream Omnibus Agreement) among Equitrans Midstream, EQM and the EQM General Partner (as successor to the former EQM general partner) was amended and restated in order to, among other things, govern Equitrans Midstream’s use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by Equitrans Midstream for expenses incurred by EQM in connection with such use.
EQM-RMP Merger
On April 25, 2018, EQM entered into an Agreement and Plan of Merger (the Merger Agreement) with RMP, Rice Midstream Management LLC, the general partner of RMP (the RMP General Partner), EQM's general partner, EQM Acquisition Sub, LLC, a wholly owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Merger Agreement, on July 23, 2018, Merger Sub and GP Merger Sub merged with and into RMP and the RMP General Partner, respectively, with RMP and the RMP General Partner surviving as wholly owned subsidiaries of EQM. Pursuant to the Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the EQM-RMP Merger was converted into the right to receive 0.3319 EQM common units (the Merger Consideration), the issued and outstanding IDRs of RMP were canceled and each outstanding award of phantom units in respect of RMP common units fully vested and converted into the right to receive the Merger Consideration, less applicable tax withholding, in respect of each RMP common unit subject thereto. The aggregate Merger Consideration consisted of 33,975,777 EQM common units of which 9,544,530 EQM common units were received by an indirect wholly owned subsidiary of Equitrans Midstream (which, at the time of the EQM-RMP Merger, was a wholly-owned subsidiary of EQT). As a result of the EQM-RMP Merger, RMP's common units are no longer publicly traded.
Drop-Down Transaction
On April 25, 2018, EQT, Rice Midstream Holdings LLC (Rice Midstream Holdings), a wholly owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC (EQM Gathering), a wholly owned subsidiary of EQM, entered into a Contribution and Sale Agreement pursuant to which EQM Gathering acquired from EQT all of EQT's interests in EQM Olympus, Strike Force and EQM WV in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of approximately $1.15 billion. EQM Olympus owns a natural gas gathering system that gathers gas from wells located primarily in Belmont County, Ohio. Strike Force, at the time of the acquisition, owned a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream), which gathers gas from wells located primarily in Belmont and Monroe Counties, Ohio. The Drop-Down Transaction closed on May 22, 2018 with an effective date of May 1, 2018.
As a result of the recast associated with the EQM-RMP Merger and the Drop-Down Transaction, EQM recognized approximately $1,384.9 million of goodwill, all of which was allocated to two reporting units within the Gathering segment. The goodwill value was based on a valuation performed by EQT as of November 13, 2017 with regard to the Rice Merger. EQT recorded goodwill as the excess of the estimated enterprise value of RMP, EQM Olympus, Strike Force and EQM WV over the sum of the fair value amounts allocated to the assets and liabilities of RMP, EQM Olympus, Strike Force and EQM WV. Goodwill was attributed to additional perceived growth opportunities, synergies and operating leverage within the Gathering segment. Prior to the Drop-Down Transaction, EQM had no goodwill.
The following table summarizes the allocation of the fair value of the assets and liabilities of RMP, EQM Olympus, Strike Force and EQM WV as of November 13, 2017 through pushdown accounting from EQT, as well as certain measurement period adjustments made subsequent to EQT's initial valuation.

Goodwill and Purchase Price Allocation
(Thousands)
Estimated fair value of RMP, EQM Olympus, Strike Force and EQM WV (a)	$4,014,984

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets (b)	132,459
Intangible assets (c)	623,200
Property and equipment, net (d)	2,265,900
Other non-current assets	118
Current liabilities (b)	(117,124)
RMP $850 Million Facility (defined in Note 12) (e)	(266,000)
Other non-current liabilities (e)	(9,323)
Total estimated fair value of assets acquired and liabilities assumed	2,629,230
Goodwill as of November 13, 2017(f)	1,385,754
Impairment of goodwill (g)	261,941
Goodwill as of December 31, 2018	1,123,813
Impairment of goodwill (g)	637,115
Goodwill as of December 31, 2019	$486,698

(a)	Includes the estimated fair value attributable to noncontrolling interest in Strike Force of $166 million.

(b)	The fair value of current assets and current liabilities was assumed by EQT to approximate their carrying values.

(c)
The identifiable intangible assets for customer relationships were estimated by EQT by applying a discounted cash flow approach which was adjusted for customer attrition assumptions and projected market conditions.

(d)	The estimated fair value of long-lived property and equipment were determined by EQT utilizing estimated replacement cost adjusted for a usage or obsolescence factor.

(e)	The estimated fair value of long-term liabilities was determined by EQT utilizing observable market inputs where available or estimated based on their then-current carrying values.

(f)	Reflected the value of perceived growth opportunities, synergies and operating leverage anticipated through the acquisitions and ownership of the acquired gathering assets as of November 13, 2017.

(g)	See Note 3 for further detail.
Unaudited Pro Forma Information. The following unaudited pro forma financial information presents EQM's results as though the Rice Merger had been completed at January 1, 2017. The pro forma financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Rice Merger taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

Year Ended December 31, 2017
(in thousands)
Pro forma operating revenues	$1,264,704
Pro forma net income	781,273
Pro forma net income attributable to noncontrolling interests	8,144
Pro forma net income attributable to EQM	773,129

The Gulfport Transaction
On May 1, 2018, pursuant to the Purchase and Sale Agreement dated April 25, 2018, by and among EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport) and an affiliate of Gulfport, EQM Gathering acquired the remaining 25% limited liability company interest in Strike Force Midstream not owned by Strike Force in exchange for $175 million (the Gulfport Transaction). As a result, EQM indirectly owned 100% of Strike Force Midstream effective as of May 1, 2018.
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
Divestitures
As discussed in Note 3, EQM incurred an $81.0 million impairment charge during the second quarter of 2019 associated with certain FERC-rate regulated low-pressure gathering pipelines. On August 14, 2019, Equitrans, L.P., a subsidiary of EQM, entered into a Purchase and Sale Agreement with Diversified Gas & Oil Corporation for the sale of its Copley gathering system (including approximately 530 miles of low-pressure gathering pipelines, four compressor stations and related assets) for a purchase price of $1,000, subject to certain post-closing adjustments and FERC approval. The initial transaction closed on September 26, 2019 in respect of non-certificated gathering assets comprising a portion of the Copley gathering system. During the fourth quarter of 2019, the second transaction closed following FERC approval of the abandonment of the certificated assets.

3.	Impairments of Long-Lived Assets
Impairment of goodwill
During the third quarter of 2019, EQM identified impairment indicators in the form of significant declines in the unit price of EQM's common units and corresponding market capitalization, primarily as a result of continued suppressed natural gas prices and decreased producer drilling activity. Management considered these price effects and activity declines as indicators that the fair value of goodwill was more likely than not below the Reporting Units' carrying amounts. As such, the performance of an interim goodwill impairment assessment was required.
In estimating the fair value of each of the Reporting Units, EQM used a combination of the income approach and the market approach. EQM used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. EQM used the market approach’s comparable company method and reference transaction method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
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
During the fourth quarter of 2019, as of the date of EQM’s annual goodwill impairment assessment, EQM concluded the performance of a quantitative impairment assessment was required. Factors contributing to this conclusion were the continued decline of EQM's market capitalization in the fourth quarter and the sustained declines in producer drilling activity driven by market conditions, including natural gas pricing.
Consistent with the third quarter 2019 interim goodwill impairment assessment, EQM used the income approach’s discounted cash flow method and the market approach’s comparable company and reference transaction methods. During EQM’s fourth quarter 2019 impairment assessment, EQM determined that the carrying values of RMP PA Gas Gathering and Rice Retained Midstream were each greater than their respective fair values. As a result, EQM recognized impairment of goodwill of $436.7 million and $38.8 million on RMP PA Gas Gathering and Rice Retained Midstream, respectively. The non-cash impairment charge is included in the impairments of long-lived assets line on EQM's statements of consolidated operations. As of December 31, 2019, EQM’s goodwill balance was $486.7 million, which was associated entirely with RMP PA Gas Gathering. The RMP PA Gas Gathering reporting unit is susceptible to impairment risk from further adverse future market or economic conditions and company-specific qualitative factors or other adverse factors such as unexpected future production curtailments by EQM's customers that have contracts with volumetric-based fees. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair value and could result in a decline in fair value that could trigger future impairment charges relating to the RMP Gas Gathering reporting unit.
Following the third quarter of 2018 and prior to the Separation, EQM identified impairment indicators in the form of production curtailments announced by a primary customer of the Rice Retained Midstream and RMP PA Gas Gathering reporting units that could reduce volumetric-based fee revenues of those Reporting Units. In estimating the fair value of its

Reporting Units, EQM used a combination of the income approach and the market approach. EQM used the income approach’s discounted cash flow method. EQM used the market approach’s comparable company and reference transaction methods.
For the year ended December 31, 2018, EQM determined that the fair value of the Rice Retained Midstream reporting unit was greater than its carrying value; however, the carrying value of the RMP PA Gas Gathering reporting unit exceeded its fair value. As a result, EQM recognized impairment of goodwill of approximately $261.9 million to the RMP PA Gas Gathering reporting unit. As of December 31, 2018, EQM’s goodwill balance was reduced to approximately $1.1 billion.
The following table summarizes the carrying amount of goodwill associated with EQM's reporting units for the years ended December 31, 2019 and 2018.

	RMP PA Gas Gathering	Rice Retained Midstream	Eureka/Hornet	Total
	(Thousands)
Goodwill as of January 1, 2018	$1,346,918	$37,954	$—	$1,384,872
Add: measurement period adjustments	—	882	—	882
Less: impairment of goodwill	(261,941)	—	—	(261,941)
Goodwill as of December 31, 2018	1,084,977	38,836	—	1,123,813
Add: goodwill associated with Bolt-on Acquisition	—	—	99,711	99,711
Less: impairment of goodwill	(598,279)	(38,836)	(99,711)	(736,826)
Goodwill as of December 31, 2019	$486,698	$—	$—	$486,698

Impairment of long-lived assets, including intangible assets
During the third quarter of 2019, EQM performed a recoverability test due to the triggering events described in the 2019 interim goodwill impairment summary above. As a result of the recoverability test, management determined that the carrying value of certain long-lived assets associated with Eureka/Hornet were not recoverable. The assets deemed not recoverable were customer-related intangible assets associated with Hornet Midstream, an asset group within Eureka/Hornet, that was acquired as part of the Bolt-on Acquisition. EQM estimated the fair value of the Hornet Midstream-related intangible assets and determined that the fair value was not in excess of the assets’ carrying value, which resulted in an impairment charge of approximately $36.4 million related to certain of such intangible assets within EQM's Gathering segment. The non-cash impairment charge is included in the impairments of long-lived assets line on the statements of consolidated operations for the year ended December 31, 2019. During the fourth quarter of 2019, a triggering event occurred as a result of EQM's annual goodwill impairment evaluation, which required EQM to perform a recoverability test on its long-lived assets. No impairment to long-lived assets was recorded as a result of the recoverability test.
During 2019, EQM reassessed its asset groupings for its regulated pipelines due to certain regulatory ratemaking policy changes affecting the regulated pipelines, changes in strategic focus and plans for segmentation of operations. Prior to the second quarter of 2019, EQM defined its regulated asset grouping to include the FERC-regulated transmission and storage assets, integrated with the low-pressure assets due to overlapping operations, shared costs structure and similar ratemaking structures. During the second quarter, Equitrans L.P. reached a settlement related to its FERC Form 501-G report, which was focused solely on EQM’s FERC-regulated transmission and storage assets. Further, management increased its operational focus and emphasis on high-pressure gathering assets as illustrated by the consummation of the Bolt-on Acquisition. As a result of these regulatory changes and shift in operational focus, beginning with the second quarter of 2019, EQM groups its FERC-regulated assets in two asset groupings: FERC-regulated transmission and storage assets and FERC-regulated low-pressure gathering assets. Upon the change in asset grouping, management evaluated whether any indicators of impairment were present and in conjunction with the evaluation, EQM determined that the carrying values for the non-core FERC-regulated low-pressure gathering assets exceeded their undiscounted cash flows. Additionally, following the settlement related to the FERC Form 501-G report, management does not currently plan to seek to recover the deficient cash flows through a future rate proceeding. EQM therefore estimated the fair values of FERC-related low-pressure gathering assets and determined that their fair values were not in excess of the assets’ carrying values, which resulted in recognized impairments of property and equipment of approximately $81.0 million related to the assets within EQM's Gathering segment. As a result of the impairment, the assets carry no book value. The non-cash impairment charge is included in the impairments of long-lived assets line on EQM's statements of consolidated operations for the year ended December 31, 2019. See Note 2 for a discussion on the divestiture of certain of EQM's low-pressure gathering assets.

During the fourth quarter of 2018, a triggering event occurred as a result of EQM's annual goodwill impairment evaluation, which required EQM to perform a recoverability test on its long-lived assets. No impairment was recorded as a result of the recoverability test. No impairment of any long-lived assets was recorded during the year ended December 31, 2018.
In connection with the execution of the EQT Global GGA (discussed in Note 19), management will reevaluate EQM's reporting units.

4.	Revenue from Contracts with Customers
For the years ended December 31, 2019, 2018 and 2017, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of December 31, 2019 and 2018, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Gathering, Transmission and Storage Service Contracts. EQM provides gathering, transmission and storage services in two manners: firm service and interruptible service. Firm service is provided under firm contracts, which are contracts for gathering, transmission or storage services that generally obligate the customer to pay a fixed, monthly charge to reserve an agreed upon amount of pipeline or storage capacity regardless of the capacity used by the customer during each month. Volumetric-based fees can also be charged under firm contracts for each firm volume transported, gathered or stored as well as for volumes transported, gathered or stored in excess of the firm contracted volume. Interruptible service contracts include volumetric-based fees, which are charges for the volume of gas gathered, transported or stored and generally do not guarantee access to the pipeline or storage facility. These contracts can be short or long-term. Firm and interruptible transmission and storage service contracts are billed at the end of each calendar month, with payment typically due within 21 days. Firm and interruptible gathering contracts are billed on a one-month lag, with payment typically due within 21 days. Revenue related to gathering services provided but not yet billed is estimated each month. These estimates are generally based on contract data, preliminary throughput and allocation measurements.
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
Water Service Contracts. Water service revenues represent fees charged by EQM for the delivery of fresh water to a customer at a specified delivery point and for the collection and recycling or disposal of flowback and produced water. EQM’s water service revenues are generated under firm service and interruptible service contracts, which primarily utilize variable prices per volume delivered. Firm service is provided under firm contracts, which provides water services to customers with priority.  Interruptible service contracts generally do not guarantee access to the water facilities. For fresh water service contracts, the only performance obligation in each contract is for EQM to provide water (usually a minimum daily volume of water) to the customer at a designated delivery point. For flowback and produced water, the performance obligation is collection and disposition of the water, which typically occur within the same day. Water service contracts are billed on a monthly basis, with payment typically due within 30 days.
For all contracts, EQM allocates the transaction price to each performance obligation based on the judgmentally determined relative standalone selling price. When applicable, the excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant.
Certain of EQM's gas gathering and water services agreements are structured with minimum volume commitments (MVCs), which specify minimum quantities for which a customer will be charged regardless of quantities gathered or delivered under the contract. Revenue is recognized for MVCs when the performance obligation has been met, which is the earlier of when the gas is gathered or water provided, or when it is remote that the producer will be able to meet its MVC. If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and water services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or water volumes and the MVC for the period contained in the contract.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Year Ended December 31, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$581,118	$356,569	$—	$937,687
Volumetric-based fee revenues	578,813	33,951	—	612,764
Water service revenues	—	—	79,791	79,791
Total operating revenues	$1,159,931	$390,520	$79,791	$1,630,242

	Year Ended December 31, 2018
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$447,360	$356,725	$—	$804,085
Volumetric-based fee revenues	549,710	30,076	—	579,786
Water service revenues	—	—	111,227	111,227
Total operating revenues	$997,070	$386,801	$111,227	$1,495,098

	Year Ended December 31, 2017
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$407,355	$348,193	$—	$755,548
Volumetric-based fee revenues	102,612	23,793	—	126,405
Water service revenues	—	—	13,605	13,605
Total operating revenues	$509,967	$371,986	$13,605	$895,558

Summary of Remaining Performance Obligations. The following table summarizes the transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of December 31, 2019.

	2020	2021	2022	2023	2024	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$517,406	$590,056	$592,324	$590,342	$552,598	$1,576,827	$4,419,553
Gathering revenues supported by MVCs	133,969	153,065	153,065	152,242	145,930	463,086	1,201,357
Transmission firm reservation fees	354,363	375,020	370,273	332,404	273,257	2,489,864	4,195,181
Water revenues supported by MVCs	35,536	2,000	2,000	—	—	—	39,536
Total	$1,041,274	$1,120,141	$1,117,662	$1,074,988	$971,785	$4,529,777	$9,855,627

Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 11 years and 14 years, respectively, as of December 31, 2019.
See also Note 19 for a discussion of the “EQT Global GGA,” “Water Services Letter Agreement” and the “Credit Letter Agreement” with EQT.

5.	Leases
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

On the Adoption Date, EQM recorded on its consolidated balance sheets an operating lease right-of-use asset and a corresponding operating lease liability of $2.3 million, reflecting the present value of future lease payments on EQM's facility and compressor lease contracts. The discount rate used to determine present value, referred to as the incremental borrowing rate, was based on the rate of interest that EQM estimated it would have to pay to borrow (on a collateralized-basis over a similar term) an amount equal to the lease payments in a similar economic environment as of the Adoption Date. EQM is required to reassess the incremental borrowing rate for any new and modified lease contracts as of the contract effective date. Adoption of the standard did not require an adjustment to the opening balance of retained earnings. As of the Adoption Date and December 31, 2019, EQM had no lease contracts classified as financing leases and was neither a lessor nor party to a subleasing arrangement.
In connection with the Shared Assets Transaction, on March 31, 2019, Equitrans Midstream assigned to EQM two lease agreements that support EQM operations (the Shared Leases Assignment), one of which provides rights to a facility and the other to a compressor station. As a result of the Shared Leases Assignment, EQM recorded $33.0 million of right-of-use assets and corresponding operating lease liabilities.
In addition, in connection with the Bolt-on Acquisition, EQM acquired 10 compressor leases and one facility lease for which it recorded approximately $4.7 million in operating lease expenses during the year ended December 31, 2019. As of the date of acquisition, EQM recorded operating lease right-of-use assets and a corresponding operating lease liability of approximately $20.0 million for these acquired leases.
The following table summarizes operating lease cost for the year ended December 31, 2019.

Year Ended December 31, 2019
(Thousands)
Operating lease cost	$10,312
Short-term lease cost	4,560
Variable lease cost	166
Total lease cost	$15,038

Operating lease expense related to EQM's compressor lease contracts and facility lease contracts is reported in operating and maintenance expense and selling, general and administrative expense, respectively, on EQM's statements of consolidated operations.
For the year ended December 31, 2019, cash paid for operating lease liabilities was $9.1 million, which was reported in cash flows provided by operating activities on EQM's statements of consolidated cash flows.
The operating lease right-of-use assets are reported in other assets and the current and noncurrent portions of the operating lease liabilities are reported in accrued liabilities and regulatory and other long-term liabilities, respectively, on the consolidated balance sheets. As of December 31, 2019, the operating lease right-of-use assets were $51.1 million and operating lease liabilities were $51.7 million, of which $10.2 million was classified as current. As of December 31, 2019, the weighted average remaining lease term was 8 years and the weighted average discount rate was 5.5%.

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by EQM to lessors pursuant to contractual agreements in effect as of December 31, 2019 and related imputed interest. The majority of EQM's lease agreements have multiple renewal periods at EQM's option; however, because none of the renewal periods are reasonably assured to be exercised, the associated operating lease payments have not been included in the table below.

December 31, 2019
(Thousands)
2020	$12,504
2021	10,249
2022	7,974
2023	5,607
2024	3,966
Thereafter	24,728
Total	65,028
Less: imputed interest	13,279
Present value of operating lease liability	$51,749

6.    Equity
The following table summarizes changes in EQM's Series A Preferred Units, common units and Class B units, each representing limited partner interests in EQM, and general partner units during the three years ended December 31, 2019, 2018 and 2017.

	Limited Partner Interests
	Series A Preferred Units	Common Units	Class B Units	General Partner Units	Total
Balance at January 1, 2017	—	80,581,758	—	1,443,015	82,024,773
Balance at December 31, 2017 (a)	—	80,581,758	—	1,443,015	82,024,773
Common units issued (b)	—	10,821	—	—	10,821
Drop-Down Transaction consideration	—	5,889,282	—	—	5,889,282
Common units issued in the EQM-RMP Merger	—	33,975,777	—	—	33,975,777
Balance at December 31, 2018	—	120,457,638	—	1,443,015	121,900,653
Unit cancellation	—	(8)	—	—	(8)
EQM IDR Transaction (c)	—	80,000,000	7,000,000	(1,443,015)	85,556,985
Issuance of Series A Preferred Units	24,605,291	—	—	—	24,605,291
Balance at December 31, 2019	24,605,291	200,457,630	7,000,000	—	232,062,921

(a)	There were no changes in common units or general partner units in 2017.

(b)	Units issued upon the resignation of a member of the Board of Directors of EQM's general partner.

(c)
In exchange for the cancellation of the EQM IDRs, EQM issued 87,000,000 EQM common units (the Exchange Consideration) to the former EQM general partner. At the effective time of the EQM IDR Merger, (i) the Exchange Consideration held by the former EQM general partner was canceled, (ii) 80,000,000 EQM common units and 7,000,000 Class B units were issued on a pro rata basis to certain affiliates of Equitrans Midstream, and (iii) 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain other affiliates of Equitrans Midstream.

As of December 31, 2019, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 Class B units, respectively. As of December 31, 2019, Equitrans Midstream owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing a 59.9% limited partner interest in EQM, excluding the Series A Preferred Units) and the entire non-economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM.

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
The Series A Preferred Units rank senior to all EQM common units and Class B units representing limited partner interests in EQM with respect to distribution rights and rights upon liquidation. The Series A Preferred Units vote on an as-converted basis with the EQM common units and Class B units and have certain other class voting rights with respect to any amendment to EQM's partnership agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.
The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions at a rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods following the Private Placement, and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM will not be entitled to pay any distributions on any junior securities, including any EQM common units, prior to paying the quarterly distributions payable to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions.
Each holder of the Series A Preferred Units may elect to convert all or any portion of its Series A Preferred Units into EQM common units initially on a one-for-one basis, subject to customary anti-dilution adjustments and an adjustment for any distributions that have accrued but have not been paid when due and partial period distributions, at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier upon the liquidation, dissolution or winding up of EQM), provided that any conversion is for at least $30 million (calculated based on the closing price of the EQM common units on the trading day preceding notice of conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Series A Preferred Units.
EQM may elect to convert all or any portion of the Series A Preferred Units into EQM common units at any time (but not more often than once per quarter) after April 10, 2021 if (i) the common units are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per common unit on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds $68.28 per such unit for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the common units on the national securities exchange on which the common units are listed for, or admitted to, trading exceeds 500,000 common units for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) EQM has an effective registration statement on file with the SEC covering resales of the common units to be received by such holders upon any such conversion and (v) EQM has paid all accrued quarterly distributions in cash to the holders. In addition, upon certain events involving a change in control, the holders of Series A Preferred Units may elect, among other potential elections, to convert their preferred units into EQM common units at a certain conversion rate.
See also Note 19 for a discussion of the EQM Merger along with the treatment of the Series A Preferred Units and Class B units in connection with the EQM Merger.
7.     Financial Information by Business Segment
EQM reports its operations in three segments that reflect its three lines of business of Gathering, Transmission and Water. Refer to Note 1 for discussion on business segments.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Revenues from customers:
Gathering	$1,159,931	$997,070	$509,967
Transmission	390,520	386,801	371,986
Water	79,791	111,227	13,605
Total operating revenues	$1,630,242	$1,495,098	$895,558
Operating (loss) income:
Gathering (a)	$(88,850)	$423,407	$369,093
Transmission	277,731	265,579	247,467
Water	15,305	37,667	4,145
Total operating income	$204,186	$726,653	$620,705

Reconciliation of operating income to net income:
Equity income(b)	163,279	61,778	22,171
Other income	4,601	5,011	4,439
Net interest expense	209,984	122,094	36,955
Net income	$162,082	$671,348	$610,360

(a)
Impairments of long-lived assets of $854.3 million and $261.9 million for the years ended December 31, 2019 and 2018, respectively, were included in Gathering operating income. See Note 3 for further information.

(b)	Equity income is included in the Transmission segment.

	As of December 31,
	2019	2018	2017
	(Thousands)
Segment assets:
Gathering	$7,572,911	$6,011,654	$5,656,094
Transmission(a)	3,903,707	3,066,659	1,947,566
Water	202,440	237,602	208,273
Total operating segments	11,679,058	9,315,915	7,811,933
Headquarters, including cash	135,961	140,206	186,902
Total assets	$11,815,019	$9,456,121	$7,998,835

(a)	The equity investment in the MVP Joint Venture is included in the Transmission segment.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Depreciation:
Gathering	$144,310	$98,678	$44,957
Transmission	51,935	49,723	58,689
Water	26,915	23,513	3,515
Total	$223,160	$171,914	$107,161
Expenditures for segment assets:
Gathering(a)(b)	$893,804	$717,251	$254,522
Transmission(c)	59,313	114,450	111,102
Water	37,457	23,537	6,233
Total (d)	$990,574	$855,238	$371,857

(a)
Includes approximately $59.1 million for the year ended December 31, 2019 related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities.

(b)	Includes approximately $25.9 million of capital expenditures related to noncontrolling interests in Eureka Midstream for the year ended December 31, 2019.

(c)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $774.6 million, $913.2 million and $159.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(d)
EQM accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures on the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $85.8 million, $108.9 million, $90.7 million and $26.7 million at December 31, 2019, 2018, 2017 and 2016, respectively. On November 13, 2017, as a result of the Rice Merger, EQM assumed $72.3 million of Rice Midstream Holdings accrued capital expenditures. On April 10, 2019, as a result of the Bolt-on Acquisition, EQM assumed $8.8 million of Eureka Midstream accrued capital expenditures.

8.    Related Party Transactions
Related Party Transactions with EQT. As of December 31, 2019, EQT remained a related party due to its continued 19.9% ownership interest in Equitrans Midstream following the Separation. In the ordinary course of business, EQM engaged, and continues to engage, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements, transportation service and precedent agreements, storage agreements and water service agreements.
Omnibus Agreement with EQT. Prior to the Separation and Distribution, EQM had an omnibus agreement with EQT (the EQT Omnibus Agreement). Pursuant to the EQT Omnibus Agreement, EQT agreed to provide EQM with a license to use the name "EQT" and related marks in connection with EQM's business. EQM was allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by EQT for the benefit of EQM. The omnibus agreement also provided for certain indemnification and reimbursement obligations between EQT and EQM. On November 12, 2018, EQT terminated the EQT Omnibus Agreement and entered into the Amended and Restated Omnibus Agreement dated November 13, 2018 among EQT, EQM and the EQM General Partner (the Amended and Restated EQT Omnibus Agreement) to memorialize certain indemnification obligations of EQT and EQM, which remain in effect following the termination.
RMP Omnibus Agreement with EQT. Prior to the Separation and Distribution, RMP had an omnibus agreement with EQT (the RMP Omnibus Agreement). Pursuant to the RMP Omnibus Agreement, EQT performed centralized corporate general and administrative services for RMP. In exchange, RMP reimbursed EQT for the expenses incurred by EQT in providing those services. Following the completion of the EQM-RMP Merger, RMP reimbursed EQT for the expenses incurred by EQT providing services to RMP and its subsidiaries under EQM's omnibus agreement with EQT. On November 12, 2018, EQT terminated the RMP Omnibus Agreement. In connection with the Separation, certain indemnification obligations of EQT and RMP remain in effect following the termination pursuant to the Second Amended and Restated Omnibus Agreement, dated November 13, 2018 among EQT, RMP and certain of RMP's subsidiaries.
Omnibus Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM and the EQM General Partner (as successor to the former EQM general partner) entered into an omnibus agreement (the Equitrans Midstream Omnibus Agreement). Pursuant to the Equitrans Midstream Omnibus Agreement, EQM

agreed to, among other things, provide Equitrans Midstream with a license to use the name "Equitrans" and related marks in connection with Equitrans Midstream's business. EQM is allocated the portion of operating and maintenance expense and selling, general and administrative expense incurred by Equitrans Midstream and certain of its affiliates for the benefit of EQM. In connection with the entry into the Assignment and Bill of Sale, the Equitrans Midstream Omnibus Agreement was amended and restated, to, among other things, govern Equitrans Midstream's use, and payment for such use, of the acquired assets in the Shared Assets Transaction following their conveyance to EQM.
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
Secondment Agreement with EQT. On December 7, 2017, EQT, EQT Gathering, Equitrans, L.P. (Equitrans), EQM and the EQM General Partner (as successor to the former EQM general partner) entered into a Secondment Agreement (the EQT Secondment Agreement), pursuant to which available employees of EQT and its affiliates could be seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM or its subsidiaries. EQM reimbursed EQT and its affiliates for the services provided by the seconded employees pursuant to the Secondment Agreement. On November 12, 2018, EQT terminated the secondment agreement.
Secondment Agreement with Equitrans Midstream. On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM, and the EQM General Partner (as successor to the former EQM general partner) entered into a Secondment Agreement (the Equitrans Midstream Secondment Agreement), pursuant to which available employees of Equitrans Midstream and its affiliates may be seconded to EQM and its subsidiaries to provide operating and other services with respect to EQM's business under the direction, supervision and control of EQM or its subsidiaries. The Equitrans Midstream Secondment Agreement replaced the aforementioned EQT Secondment Agreement.
The following table summarizes the amounts and categories of expenses for which EQM was obligated to reimburse EQT pursuant to the EQT Omnibus Agreement, the EQT Secondment Agreement and the Operation and Management Services Agreement, as applicable, and the amounts and categories of obligations for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the EQT Omnibus Agreement and the Amended and Restated EQT Omnibus Agreement, as applicable, for the years ended December 31, 2018 and 2017. In addition, the table below summarizes the amounts and categories of expenses for which EQM was obligated to reimburse Equitrans Midstream pursuant to the Equitrans Midstream Omnibus Agreement and the Equitrans Midstream Secondment Agreement, as applicable, and the amounts and categories for which Equitrans Midstream was obligated to indemnify and/or reimburse EQM pursuant to the Equitrans Midstream Omnibus Agreement, as applicable, for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Reimbursements to EQT
Operating and maintenance expense (a)	$—	$49,778	$39,957
Selling, general and administrative expense (a)	$—	$81,725	$67,424

Reimbursements to Equitrans Midstream
Operating and maintenance expense (a)	$52,713	$—	$—
Selling, general and administrative expense (a)	$89,187	$16,335	$—

Reimbursements from EQT and Equitrans Midstream (b)
Plugging and abandonment	$—	$—	$4
Bare steel replacement	$711	$3,866	$15,704

(a)
The expenses for which EQM reimbursed EQT and its subsidiaries in the Predecessor period and Equitrans Midstream and its subsidiaries in the Successor period may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis. These amounts exclude the recast impact of the Drop-Down Transaction and the EQM-RMP Merger as these amounts do not represent reimbursements pursuant to any omnibus agreement.

(b)	These reimbursements were recorded as capital contributions from EQT and Equitrans Midstream.
Summary of Related Party Transactions. The following table summarizes related party transactions for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Operating revenues (a)	$1,122,626	$1,111,289	$665,939
Operating and maintenance expense (b)	52,713	49,778	40,204
Selling, general and administrative expense (b)	89,187	98,060	72,592
Separation and other transaction costs (c)	(1,404)	7,761	—
Equity income (d)	163,279	61,778	22,171
Interest income on Preferred Interest (see Note 1)	6,324	6,578	6,818
Principal payments received on Preferred Interest (see Note 1)	4,661	4,406	4,166
Distributions to Equitrans Midstream (e)	542,260	—	—
Distributions to the EQM General Partner (f)	—	361,575	235,167
Capital contributions to the MVP Joint Venture (d)	774,593	913,195	159,550
Capital contributions from Equitrans Midstream / EQT	711	3,866	15,463
Net contributions from EQT	—	3,001	29,711

(a)	Operating revenues represents revenues with EQT for all years presented.

(b)
The expenses for which EQM reimbursed EQT and its subsidiaries in the Predecessor period and Equitrans Midstream and its subsidiaries in the Successor period may not necessarily reflect the actual expenses that EQM would incur on a stand-alone basis, and EQM is unable to estimate what those expenses would be on a stand-alone basis. These amounts exclude the recast impact of the Drop-Down Transaction and the EQM-RMP Merger as these amounts do not represent reimbursements pursuant to the omnibus agreements.

(c)	For the year ended December 31, 2018, EQT allocated $7.8 million in transaction costs to EQM related to the EQM-RMP Merger and the Drop-Down Transaction.

(d)	Associated with EQM's ownership in the MVP Joint Venture. See Note 9 for further detail.

(e)
The distributions to Equitrans Midstream are based on the period to which the distributions relate and not the period in which the distributions were declared and paid. For example, for the year ended December 31, 2019, total distributions to Equitrans Midstream included the cash distribution declared on January 15, 2020 related to the fourth quarter of 2019 of $1.16 per common unit.

(f)
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

The following table summarizes related party balances as of December 31, 2019 and 2018.

	As of December 31,
	2019	2018
	(Thousands)
Accounts receivable – related party	$175,153	$174,767
Due to related party	39,009	78,465
Capital contribution payable to the MVP Joint Venture	45,150	169,202
Investment in unconsolidated entity	2,324,108	1,510,289
Preferred Interest in EES (see Note 1 and Note 7)	110,059	114,720

See also Note 2, Note 6, Note 9, Note 10, Note 11, Note 12, Note 15, Note 17 and Note 19 for further discussion of related party transactions.

9.    Investment in Unconsolidated Entity
Investment in the MVP Joint Venture
The MVP Joint Venture is constructing the Mountain Valley Pipeline (MVP), an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM will operate the MVP and owned a 45.5% interest in the MVP project as of December 31, 2019. On November 4, 2019, Consolidated Edison, Inc. (Con Edison) exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). EQM and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, EQM expects to fund an additional $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture. EQM's equity ownership in the MVP Joint Venture will progressively increase from 45.5% to approximately 47.0%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary of the MVP Joint Venture because it does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance. Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. EQM will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of December 31, 2019.
In November 2019, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a direct, wholly-owned subsidiary of EQM, for $45.2 million, of which $7.5 million was paid in January 2020 and $37.7 million is expected to be paid in March 2020. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of December 31, 2019.
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
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In January 2019, EQM issued a performance guarantee in an amount equal to 33% of EQM's proportionate share of the then-remaining construction budget for the MVP project, which was approximately $261 million at the time of issuance. In July and October 2019, EQM issued a replacement performance guarantees in amounts equal to approximately $249 million and $256 million, respectively, based on the then-current construction budget for the MVP project. As of December 31, 2019, EQM's performance guarantee was approximately $223 million, adjusted for capital contributions made during the fourth quarter of 2019.
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
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM was obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project. In connection with delivering such letters of credit as replacement performance assurances, the performance guarantees associated with the MVP and MVP Southgate projects were terminated.
As of December 31, 2019, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,516 million, which consisted of the investment in unconsolidated entity balance on the consolidated balance sheet as of December 31, 2019, net of capital contributions payable, and amounts that could have become due under EQM's performance guarantees as of that date.
The following tables summarize the audited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(Thousands)
Current assets	$102,638	$615,926
Noncurrent assets	4,951,521	3,202,506
Total assets	$5,054,159	$3,818,432

Current liabilities	$223,645	$606,366
Equity	4,830,514	3,212,066
Total liabilities and equity	$5,054,159	$3,818,432
Statements of Consolidated Operations

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
Environmental remediation	$(2,416)	$—	$—
Other income	6,243	5,762	528
AFUDC - equity	245,890	90,791	32,054
Net interest income	105,382	38,911	16,146
Net income	$355,099	$135,464	$48,728

EQM's ownership interest in the MVP Joint Venture related to the MVP project is significant as defined by the SEC's Regulation S-X Rule 1-02(w). Accordingly, as required by Regulation S-X Rule 3-09, EQM has included audited financial statements of the MVP Joint Venture, with respect to the MVP project, as of December 31, 2019 and for each of the three years in the period ended December 31, 2019 as Exhibit 99.2 to this Annual Report on Form 10-K.
10.    Cash Distributions
The EQM partnership agreement provides that the holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions at a rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods, and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the 3-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM will not be entitled to pay any distributions on any junior securities, including any EQM common units, prior to paying the quarterly distributions payable to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions.
The EQM partnership agreement requires EQM to distribute all of its available cash to EQM's common unitholders within 45 days after the end of each quarter. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:
•                  less, the amount of cash reserves established by the EQM General Partner to:
•                   provide for the proper conduct of EQM's business (including reserves for future capital expenditures, anticipated future debt service requirements, the payment of quarterly distributions on Series A Preferred Units and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings subsequent to that quarter);
•                  comply with applicable law, any of EQM's debt instruments or other agreements; or
•                  provide funds for distributions to EQM's unitholders for any one or more of the next four quarters;
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
Distributions to Common Unitholders. On January 15, 2020, the Board of Directors of the EQM General Partner (the Board) declared a cash distribution to EQM's unitholders for the fourth quarter of 2019 of $1.16 per common unit. The cash distribution was paid on February 13, 2020 to unitholders of record at the close of business on February 4, 2020. Cash distributions paid by EQM to Equitrans Midstream were approximately $136.0 million related to Equitrans Midstream's limited partner interest in EQM.
Distributions to Series A Preferred Unit Holders. On January 15, 2020, the Board declared a quarterly cash distribution on the Series A Preferred Units for the fourth quarter of 2019 of $1.0364 per Series A Preferred Unit. The cash distribution was paid on February 13, 2020 to holders of Series A Preferred Units of record at the close of business on February 4, 2020.
On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the announcement of the EQM Merger, commencing with the first quarter 2020 distribution.  See Note 19 for additional information regarding the EQM Merger.
11.    Equity-Based Compensation Plan
EQM Phantom Units. The EQM General Partner has granted phantom unit awards to certain non-employee directors of the EQM General Partner. The EQM phantom units vest upon grant, and the value of the EQM phantom units is paid in EQM common units upon the director's termination of service on the EQM General Partner's Board of Directors.
The EQM phantom units are accounted for as equity awards; as such, EQM recognizes the fair value of the awards on the grant date as share-based compensation expense upon grant. As of December 31, 2019, there were 26,700 EQM phantom units, including accrued distributions, outstanding. EQM granted 5,910, 5,100 and 2,940 EQM phantom units during the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average fair value of the grants, based on EQM's common unit price on the grant date, was $43.25, $68.66 and $76.68 for the years ended December 31, 2019, 2018 and 2017, respectively. EQM recognized share-based compensation expense of $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
12.    Debt

The following table presents EQM's outstanding debt as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Principal	Carrying Value (a)	Fair Value (b)	Principal	Carrying Value (a)	Fair Value (b)
	(Thousands)
$3 Billion Facility	$610,000	$610,000	$610,000	$625,000	$625,000	$625,000
Eureka Credit Facility	292,500	292,500	292,500	—	—	—
2019 EQM Term Loan	1,400,000	1,397,491	1,400,000	—	—	—
4.00% Senior Notes due 2024	500,000	496,476	486,905	500,000	495,708	479,950
4.125% Senior Notes due 2026	500,000	494,115	471,770	500,000	493,264	454,200
4.75% Senior Notes due 2023	1,100,000	1,091,988	1,104,961	1,100,000	1,089,742	1,099,890
5.50% Senior Notes due 2028	850,000	840,420	839,035	850,000	839,302	841,526
6.50% Senior Notes due 2048	550,000	539,009	518,678	550,000	538,623	549,566
Total debt	$5,802,500	$5,761,999	$5,723,849	$4,125,000	$4,081,639	$4,050,132

(a)	Carrying value of the senior notes represents principal amount less unamortized debt issuance costs and debt discounts.

(b)	See Note 1 for a discussion of fair value measurements.
The combined aggregate amounts of maturities for long-term debt are as follows: zero in 2020 and 2021, $1.4 billion in 2022, $1.1 billion in 2023, $0.5 billion in 2024 and $1.9 billion in 2025 and thereafter.
$3 Billion Facility. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the $3 billion Facility). The $3 Billion Facility is available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay distributions and repurchase units. Subject to satisfaction of certain conditions, the $3 Billion Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The $3 Billion Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the $3 Billion Facility, subject to the satisfaction of certain conditions. Such term loans would be secured by cash and qualifying investment grade securities. As of December 31, 2019, no term loans were outstanding under the $3 Billion Facility. EQM's obligations under the revolving portion of the $3 Billion Facility are unsecured.
EQM's debt issuer credit ratings determine the level of fees associated with its $3 Billion Facility and the interest rate charged by the counterparties on amounts borrowed against the lines of credit. EQM's debt credit rating and level of fees and interest rates are inversely related.
Under the terms of the $3 Billion Facility, EQM can obtain Base Rate Loans (as defined in the $3 Billion Facility) or Fixed Period Eurodollar Rate Loans (as defined in the $3 Billion Facility) (Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.125% to 0.875% determined on the basis of a combination of EQM's then-current credit ratings by Moody's Investors Service (Moody's), S&P Global Ratings (S&P) and Fitch Investor Services (Fitch). Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the $3 Billion Facility) plus a margin of 1.125% to 1.875% determined on the basis of a combination of EQM's then-current credit ratings with Moody's, S&P and Fitch. EQM may voluntarily prepay its borrowings, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment of Eurodollar Rate Loans.
EQM's $3 Billion Facility contains certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio of not more than 5.00 to 1.00 tested as of the end of each fiscal quarter (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions), and limit transactions with affiliates, mergers and other fundamental changes, asset dispositions, and the incurrence of new debt, in each case and as applicable, subject to certain specified exceptions. The $3 Billion Facility also contains certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM’s payment obligations under the $3 Billion Facility.

During the years ended December 31, 2019, 2018 and 2017, the maximum outstanding borrowings under the $3 Billion Facility were $1,690 million, $674 million and $260 million, respectively, the average daily balances were approximately $846 million, $230 million and $74 million, respectively, and the weighted average annual interest rates were 3.6%, 3.6% and 2.8%, respectively. EQM had $1 million of letters of credit outstanding under the $3 Billion Facility as of both December 31, 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, commitment fees of $4.6 million, $2.8 million and $1.8 million, respectively, were paid to maintain credit availability under the credit facility.
2019 EQM Term Loan Agreement. In August 2019, EQM entered into a term loan agreement that provided for unsecured term loans in an aggregate principal amount of $1.4 billion (the 2019 EQM Term Loan Agreement). The initial term loans provided under the 2019 EQM Term Loan Agreement mature in August 2022. EQM received net proceeds from the issuance of the initial term loans under the 2019 EQM Term Loan Agreement of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the $3 Billion Facility and the remainder was used for general partnership purposes. The 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. EQM had $1.4 billion of borrowings outstanding under the 2019 EQM Term Loan Agreement as of December 31, 2019. During the applicable portions of the year ended December 31, 2019, the weighted average annual interest rate for the period was approximately 3.3%.
Under the terms of the EQM Credit Facility, EQM can obtain Base Rate Loans (as defined in the 2019 EQM Term Loan Agreement) or Fixed Period Eurodollar Rate Loans (as defined in the 2019 EQM Term Loan Agreement) (Eurodollar Rate Loans). Base Rate Loans are denominated in dollars and bear interest at a base rate plus a margin of 0.000% to 0.750% determined on the basis of a combination of EQM's then-current credit rating with Moody's, S&P and Fitch. Eurodollar Rate Loans bear interest at a Eurodollar Rate (as defined in the 2019 EQM Term Loan Agreement) plus a margin of 1.000% to 1.750% determined on the basis of a combination of EQM's then-current credit rating with Moody's, S&P and Fitch. EQM may voluntarily prepay its borrowings, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to prepayment of Eurodollar Rate Loans.
The 2019 EQM Term Loan Agreement contains certain negative covenants, that, among other things, limit the ability of EQM and certain of its subsidiaries to incur or permit liens on assets, establish a maximum consolidated leverage ratio of not more than 5.00 to 1.00 (or not more than 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions) tested as of the end of each fiscal quarter, and limit transactions with affiliates, mergers and other fundamental changes, asset dispositions, and the incurrence of new debt, in each case and as applicable, subject to certain specified exceptions. The 2019 EQM Term Loan Agreement also contains certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM’s payment obligations under the 2019 EQM Term Loan Agreement.
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
Under the terms of the Eureka Credit Facility, Eureka can obtain base rate loans or Eurodollar rate loans. Base rate loans are denominated in dollars and bear interest at an adjusted base rate, which was equal to the highest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the one-month Adjusted Eurodollar Rate (as defined in the Eureka Credit Facility credit agreement) plus 1.0% or (iii) the Federal Funds effective rate plus 0.5% per annum; plus the Applicable Margin (as defined in the Eureka Credit Agreement). Eurodollar rate loans bear interest at the Adjusted Eurodollar Rate per annum, which rate is to be determined by the administrative agent pursuant to a prescribed calculation based on the ICE Benchmark Administration LIBOR Rate plus the Applicable Margin. The Applicable Margin ranged from 0.75% to 2.0% in the case of base rate loans and from 1.75% to 3.0% in the case of Eurodollar loans, in each case, depending on the amount of the loan outstanding in relation to the borrowing base.
The Eureka Credit Facility contains negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, securities issuances, and transactions with affiliates. In addition, the Eureka Credit Facility contains events of default such as insolvency, nonpayment of scheduled principal or interest obligations, loss and failure to replace certain material contracts, change of control and cross-default related to the acceleration or default of certain other financial obligations. Under the Eureka Credit Facility, Eureka is required to maintain a consolidated leverage ratio of not more than 4.75 to 1.00 (or not more than 5.25 to 1.00 for certain measurement periods following the consummation of certain acquisitions). Additionally, as of the end of any fiscal quarter, Eureka will not permit the ratio of consolidated EBITDA (as defined in the Eureka Credit Facility) for the four fiscal quarters then ending to consolidated interest charges to be less than 2.50 to 1.00.
For the period from April 10, 2019 through December 31, 2019, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million, the average daily balance was approximately $288 million, and Eureka incurred interest at a weighted average annual interest rate of approximately 4.2% for the period. For the period from April 10, 2019 to December 31, 2019, commitment fees of $0.4 million were paid to maintain credit availability under the credit facility.
364-Day Facility. In the Predecessor period, EQM had a $500 million, 364-day, uncommitted revolving loan agreement with EQT (the 364-Day Facility). Interest accrued on outstanding borrowings at an interest rate equal to the rate then applicable to similar loans under the $3 Billion Facility with the largest aggregate commitment amount to which EQM was then a party, less the sum of (i) the then applicable commitment fee under such agreement and (ii) 10 basis points. On November 12, 2018, in connection with the Separation, EQT terminated the EQM 364-Day Facility.
EQM had no borrowings outstanding under the 364-Day Facility as of December 31, 2018. There were no borrowings outstanding at any time during the year ended December 31, 2018 on the 364-Day Facility. During the year ended December 31, 2017, the maximum outstanding borrowing under the 364-Day Facility was $100 million, the average daily balance was approximately $23 million and the weighted average annual interest rate was 2.2%.
2018 EQM Term Loan Facility. On April 25, 2018, EQM entered into a $2.5 billion unsecured multi-draw 364-day term loan facility (the 2018 EQM Term Loan Facility). The 2018 EQM Term Loan Facility was used to fund the cash consideration for the Drop-Down Transaction, to repay borrowings under EQM’s then-existing revolving credit facility and for other general partnership purposes. In connection with EQM's issuance of the 2018 Senior Notes (defined below), on June 25, 2018, the outstanding balance under the 2018 EQM Term Loan Facility was repaid and the 2018 EQM Term Loan Facility was terminated. As a result of the termination, EQM expensed $3 million of deferred issuance costs. Under the 2018 EQM Term Loan Facility, from April 25, 2018 through June 25, 2018, the maximum amount of EQM's outstanding borrowing was approximately $1,825 million and the average daily balance was approximately $1,231 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.3% for the period from April 25, 2018 through June 25, 2018.
RMP $850 Million Facility. Prior to the completion of the EQM-RMP Merger, RM Operating LLC (formerly known as Rice Midstream OpCo LLC) (Rice Midstream OpCo), a wholly owned subsidiary of RMP, had an $850 million credit facility (the RMP $850 Million Facility). The RMP $850 Million Facility was available for general partnership purposes, including to purchase assets, and to fund working capital requirements and capital expenditures, pay dividends and repurchase units. The RMP $850 Million Facility was secured by mortgages and other security interests on substantially all of RMP's properties and was guaranteed by RMP and its restricted subsidiaries.
For the period from January 1, 2018 through July 23, 2018, the maximum amount of RMP's outstanding borrowings under the RMP $850 Million Facility at any time was $375 million and the average daily outstanding balance under the RMP $850 Million Facility was approximately $300 million. Interest was incurred on the RMP $850 Million Facility at weighted average annual interest rates of 3.8% for the period from January 1, 2018 through July 23, 2018.
In connection with the completion of the EQM-RMP Merger, on July 23, 2018, EQM repaid the approximately $260 million of borrowings outstanding under the RMP $850 Million Facility and the facility was terminated.
2018 Senior Notes. In June 2018, EQM issued 4.75% senior unsecured notes due July 15, 2023 in the aggregate principal amount of $1.1 billion, 5.50% senior unsecured notes due July 15, 2028 in the aggregate principal amount of $850 million and 6.50% senior unsecured notes due July 15, 2048 in the aggregate principal amount of $550 million (collectively, the 2018 Senior Notes). EQM received net proceeds from the offering of approximately $2,465.8 million, inclusive of a discount of $11.8 million and debt issuance costs of approximately $22.4 million. The net proceeds were used to repay the outstanding balances under the 2018 EQM Term Loan Facility and the RMP $850 Million Facility, and the remainder was used for general partnership purposes.
The 2018 Senior Notes were issued pursuant to supplemental indentures to EQM's existing indenture dated August 1, 2014. The 2018 Senior Notes supplemental indentures contain covenants that limit EQM's ability to, among other things, incur certain liens securing indebtedness, engage in certain sale and leaseback transactions, and enter into certain consolidations, mergers, conveyances, transfers or leases of all or substantially all of EQM's assets.
As of December 31, 2019, EQM and Eureka were in compliance with all debt provisions and covenants.

13.	Net Income per Limited Partner Unit

Net Income per Limited Partner Unit: Net income per limited partner unit is calculated utilizing the two-class method by dividing the limited partner interest in net income by the weighted average number of limited partner common units outstanding during the period. The two-class method uses an earnings allocation method under which earnings per limited partner unit are calculated for each class of common unit and any participating security considering all distributions declared and participation rights in undistributed earnings as if all earnings had been distributed during the period. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units were exercised, settled or converted into EQM common units. EQM uses the if-converted method to compute potential common units from phantom units granted to independent directors and to compute potential common units related to the conversion of Series A Preferred Units and Class B units. Under the if-converted method, dilutive convertible securities are assumed to be converted from the date of the issuance, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Each series of potential common units is evaluated in sequence from the most dilutive to the least dilutive. Distributions declared in the period and undeclared distributions on the cumulative Series A Preferred Units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.
As a result of the EQM IDR Transaction, EQM’s common unitholders are entitled to all distributions until the Class B units are convertible into common units, provided that prior to paying any distributions to EQM's common unitholders, EQM has paid all distributions in respect to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions. Class B unitholders have no rights to distributions until the Class B units are convertible into common units. Accordingly, for all periods prior to the date such Class B units are convertible, the Class B units are not considered participating securities under the two-class method. In addition, the Series A Preferred Units are not considered a participating security as, prior to conversion into common units, they only have distribution rights up to the specified per-unit quarterly distribution and have no rights to EQM’s undistributed earnings prior to conversion of the Series A Preferred Units into EQM common units, as discussed in Note 6.
For the year ended December 31, 2019, limited partner interest in net income, which excludes the Series A Preferred Units interest in net income, was fully allocated to EQM’s common unitholders. For the year ended December 31, 2018, net income attributable to EQM was allocated to the general partner and limited partners in accordance with their respective ownership percentages. Any common units issued during the relevant periods are included on a monthly weighted-average basis for the periods in which they were outstanding.
The phantom units granted to the independent directors of EQM's general partner will be paid in common units on a director's termination of service on the Board of Directors of EQM's General Partner. As there are no remaining service, performance or market conditions related to these awards, 24,382, 19,249 and 20,959 phantom unit awards were included in the calculation of basic and diluted weighted average limited partner units outstanding for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table presents EQM's calculation of net income per limited partner unit for common and Class B limited partner units.

	Years Ended December 31,
	2019	2018(a)	2017
	(Thousand)
Net income attributable to EQM	$183,373	$668,002	$609,626
Less: Series A Preferred Units interest in net income	(73,981)	—	—
Less: pre-acquisition net income allocated to EQT	—	(164,242)	(37,722)
Less: general partner interest in net income – general partner units	—	(6,104)	(10,060)
Less: general partner interest in net income – IDRs	—	(255,927)	(143,531)
Limited partner interest in net income	$109,392	$241,729	$418,313

Net income allocable to common units	$109,392	$241,729	$418,313
Net income allocable to Class B units	$—	$—	$—

Weighted average limited partner common units outstanding - basic	189,085	99,303	80,603
Weighted average limited partner common units outstanding - diluted(b)	196,085	99,303	80,603

Net income per limited partner common unit - basic	$0.58	$2.43	$5.19
Net income per limited partner common unit - diluted	$0.56	$2.43	$5.19

(a)
Net income attributable to the Drop-Down Transaction and the EQM-RMP Merger for the periods prior to May 1, 2018 and July 23, 2018, respectively, was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these pre-acquisition amounts were not available to the EQM unitholders.

(b)
For the year ended December 31, 2019, 7,000,000 Class B units were included in the calculation of diluted weighted average limited partner units outstanding based upon the application of the if-converted method. The effect of the 24,605,291 Series A Preferred Units was anti-dilutive.

14.    Regulatory Assets and Liabilities
Regulatory assets and regulatory liabilities are recoverable or reimbursable over various periods and do not earn a return on investment. EQM believes that Equitrans, L.P. will continue to be subject to rate regulation that will provide for the recovery or reimbursement of its regulatory assets and regulatory liabilities. Regulatory assets and regulatory liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

	As of December 31,
	2019	2018
	(Thousands)
Regulatory assets:
Deferred taxes (a)	$11,387	$12,232
Other recoverable costs (b)	4,550	4,312
Total regulatory assets	$15,937	$16,544

Regulatory liabilities:
Deferred taxes (a)	$9,750	$10,119
On-going post-retirement benefits other than pensions (c)	11,225	10,132
Other reimbursable costs	1,076	1,082
Total regulatory liabilities	$22,051	$21,333

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

(b)
Regulatory assets associated with other recoverable costs primarily related to the recoverable settlement charges associated with the termination of the EQT Corporation Retirement Plan for Employees (the EQT Retirement Plan), a defined benefit pension plan previously sponsored by EQT, effective December 31, 2014. In March 2016, the IRS issued a favorable determination letter for the termination of the EQT Retirement Plan. In the third quarter of 2016, EQM reimbursed EQT approximately $5.2 million for its proportionate share of such funding related to retirees of Equitrans. The settlement charge is recoverable in FERC approved rates and thus was recorded as a regulatory asset and is amortized for rate recovery purposes over a period of 16 years.

(c)
EQM defers expenses for on-going post-retirement benefits other than pensions which are subject to recovery in approved rates. The regulatory liability reflects lower cumulative actuarial expenses than the amounts recovered through rates.

15.    Concentrations of Credit Risk
For the years ended December 31, 2019, 2018 and 2017, EQT accounted for approximately 69%, 74% and 74%, respectively, of EQM's total revenues across all of its operating segments. As of December 31, 2019, EQT's public debt had an investment grade rating with Moody's, S&P and Fitch. On January 13, 2020, Moody's downgraded EQT's senior unsecured rating to Ba1, with a negative outlook, from Baa3 with a negative outlook. On February 3, 2020, S&P downgraded EQT's senior unsecured rating to BB+ with a negative outlook, from BBB- with a negative outlook. Further, on February 14, 2020, Fitch downgraded EQT's senior unsecured rating to BB with a negative outlook, from BBB- with a negative outlook. For the years ended December 31, 2019, 2018 and 2017, PNG Companies LLC and its affiliates accounted for approximately 7%, 7% and 11%, respectively, of EQM's total revenues.
As of December 31, 2019 and 2018, approximately 31% of the accounts receivable balances represented amounts due from marketers excluding EQT for each respective period. To manage the credit risk related to transactions with marketers, EQM engages with only those that meet specified criteria for credit and liquidity strength and actively monitors accounts with marketers. In connection with its assessment of marketer credit and liquidity strength, EQM may request a letter of credit, guarantee, performance bond or other credit enhancement. EQM did not experience significant defaults on accounts receivable during the years ended December 31, 2019, 2018 and 2017.
16.    Commitments and Contingencies

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
EQM is subject to federal, state and local environmental laws and regulations. These laws and regulations, which are constantly changing, can require expenditures for remediation and, in certain instances, can result in assessment of fines. EQM has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to ensure compliance with regulatory requirements. The estimated costs associated with identified situations requiring remedial action are accrued; however, when recoverable through future regulated rates, certain of these costs are deferred as regulatory assets. Ongoing expenditures for compliance with environmental laws and regulations, including investments in facilities to meet environmental requirements, have not been material. Management believes that any such required expenditures will not be significantly different in either nature or amount in the future and does not know of any environmental liabilities that will have a material effect on EQM's business, financial condition, results of operations, liquidity or ability to make quarterly cash distributions to EQM's unitholders. EQM has identified situations that require remedial action for which approximately $0.6 million and $2.1 million is included in other liabilities and credits in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including the approximate timing of the transaction. As of December 31, 2019, EQM had approximately $24.1 million of purchase obligations, which included commitments for capital expenditures, operating expenses and service contracts.
For information related to operating lease rental payments for office locations, warehouse buildings and compressors for the year ended December 31, 2019, see Note 5.
See Note 9 for discussion of the MVP Joint Venture guarantees and Letters of Credit. See Note 19 for a description of the EQT Global GGA and the Credit Letter Agreement.

17.    Post-retirement Benefit Plans
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
In the Predecessor period, EQM contributed to a defined contribution plan sponsored by EQT. The contribution amount was equal to a percentage of allocated base salary and EQM was charged its contribution percentage through the EQT payroll and benefit costs discussed in Note 8. In the Successor period, Equitrans Midstream is the plan sponsor to EQM's defined contribution plan.
EQM recognizes expenses for ongoing post-retirement benefits other than pensions, which are subject to recovery in FERC-approved rates. Expenses recognized by EQM for ongoing post-retirement benefits other than pensions were approximately $1.2 million for each year ended December 2019, 2018 and 2017.
18.    Interim Financial Information (Unaudited)
The following quarterly summary of operating results for the years ended December 31, 2019 and 2018 reflects variations due to the timing of acquisitions and divestitures (as discussed in Note 2), impairments of long-lived assets (as discussed in Note 3) and the seasonal nature of the transmission and storage business.

	Three Months Ended
	March 31	June 30(c)	September 30(c)	December 31(c)
	(Thousands, except per unit amounts)
2019
Operating revenues	$389,782	$406,167	$408,434	$425,859
Operating income (loss)	268,014	167,447	(31,077)	(200,198)
Net income (loss)	251,931	156,471	(40,215)	(206,105)
Net income (loss) attributable to EQM	$251,931	$152,438	$(10,518)	$(210,478)
Net income (loss) per limited partner common unit: (a)
Basic	$1.63	$0.65	$(0.18)	$(1.18)
Diluted	$1.56	$0.62	$(0.18)	$(1.18)
2018 (b)
Operating revenues	$371,026	$374,697	$364,584	$384,791
Operating income (loss)	265,798	245,868	233,500	(18,513)
Net income (loss)	262,843	234,685	209,927	(36,107)
Net income (loss) attributable to EQM	$260,350	$233,832	$209,927	$(36,107)
Net income (loss) per limited partner unit: (a)
Basic and diluted	$1.61	$1.09	$1.14	$(0.89)

(a)	Quarterly net income (loss) per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

(b)
As discussed in Note 1, EQM's consolidated financial statements have been retrospectively recast to include the pre-acquisition results of the Drop-Down Transaction and the EQM-RMP Merger because these transactions were between entities under common control.

(c)	See Note 3 for disclosure regarding impairments of long-lived assets.
19.    Subsequent Events
Agreement and Plan of Merger
On February 26, 2020, EQM, Equitrans Midstream, EQM LP Corporation, a Delaware corporation and a wholly-owned subsidiary of Equitrans Midstream (EQM LP), LS Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EQM LP (Merger Sub) and the EQM General Partner, entered into an Agreement and Plan of Merger (the EQM Merger Agreement), pursuant to which Merger Sub, will merge with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of Equitrans Midstream following the EQM Merger. Following the EQM Merger, EQM will no longer be a publicly traded entity.
Under the terms of the EQM Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the effective time of the EQM Merger (the Effective Time), (i) each outstanding EQM common unit (each, an EQM Common Unit) other than EQM Common Units owned by Equitrans Midstream and its subsidiaries (each, a Public Common Unit), will be converted into the right to receive, subject to adjustment as described in the EQM Merger Agreement, 2.44 shares of Equitrans Midstream common stock, no par value (Equitrans Midstream common stock) (the Merger Consideration); (ii) (x) $600 million of the Series A Perpetual Convertible Preferred Units (each, a Series A Preferred Unit) issued and outstanding immediately prior to the Effective Time will be redeemed by EQM, and (y) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the Effective Time will be exchanged for shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares); and (iii) each outstanding phantom unit relating to an EQM Common Unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, will be converted into the right to receive, with respect to each EQM Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights), less applicable tax withholding. The interests in EQM owned by Equitrans Midstream and its subsidiaries (including the Class B units) will remain outstanding as limited partner interests in the surviving entity. The EQM General Partner will continue to own the non-economic general partner interest in the surviving entity.
EQM has agreed to, and the EQM General Partner will use its reasonable best efforts to cause EQM to, cease and cause to be terminated any discussions or negotiations with any person conducted heretofore with respect to a competing acquisition proposal, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative business combinations, subject to certain exceptions with respect to unsolicited proposals received by EQM. In addition, EQM has agreed to call a special meeting of the holders of EQM Common Units (the EQM Special Meeting) to approve the EQM Merger Agreement. The EQM Conflicts Committee may, subject to certain conditions, change its recommendation in favor of approval of the EQM Merger Agreement and the EQM Merger if, in connection with receipt of a superior proposal or the occurrence of a Partnership Changed Circumstance (as defined in the EQM Merger Agreement), it determines in good faith that failure to take such action would constitute a breach of, or otherwise be inconsistent with, its duties under applicable law, as modified by the Partnership Agreement. However, even if the EQM Conflicts Committee changes its recommendation, the EQM Merger Agreement and the EQM Merger require EQM to submit the EQM Merger Agreement for approval by the limited partners of EQM.
The EQM Merger Agreement contains representations and warranties from the parties and indemnification obligations, and each party has agreed to certain covenants, including, among others, covenants relating to, among others, (i) the conduct of business during the interim period between the execution of the EQM Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the EQM Merger to be consummated.
Completion of the EQM Merger is conditioned upon, among others: (i) approval (the Partnership Approval) of the EQM Merger Agreement and the EQM Merger by holders of a majority of the outstanding EQM Common Units, Class B units, and Series A Preferred Units, with such Series A Preferred Units treated as EQM Common Units on an as-converted basis, voting together as a single class; (ii) approval (the Equitrans Midstream Shareholder Approval) of the Equitrans Midstream Stock Issuance by a majority of votes cast at a special meeting of holders of shares of Equitrans Midstream common stock (the Equitrans Midstream Special Meeting); (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the EQM Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4, and no stop order suspending the effectiveness of such registration statement, relating to the issuance of shares of Equitrans Midstream common stock pursuant to the EQM Merger Agreement; (v) approval for listing on the New York Stock Exchange of the shares of Equitrans Midstream common stock issuable pursuant to the EQM Merger Agreement; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (vii) the delivery of a tax opinion to Equitrans Midstream in form and substance approved by EQT Corporation, a Pennsylvania corporation (EQT), satisfying the requirements of an unqualified tax opinion (as defined in the Tax Matters Agreement, dated November 12, 2018, between EQT and Equitrans Midstream) with respect to the transactions contemplated by the EQM Merger Agreement; (viii) compliance with, or waiver, if permissible, by the respective parties in all material respects with their respective covenants; and (ix) closing of the Restructuring (as defined below).
The EQM Merger Agreement contains provisions granting each of Equitrans Midstream and EQM the right to terminate the EQM Merger Agreement for certain reasons, including, among others, (i) by the mutual written consent of Equitrans Midstream and EQM; (ii) if the EQM Merger has not been consummated on or before August 26, 2020; (iii) if any law, injunction, judgment or ruling enacted, promulgated, issued, entered, amended or enforced by any governmental authority shall be in effect, and has become final and nonappealable, enjoining, restraining, preventing or prohibiting the consummation of the Transactions or making the consummation of the Transactions illegal; (iv) if the EQM Special Meeting shall have concluded and the Partnership Approval shall not have been obtained; (v) if the Equitrans Midstream Special Meeting shall have concluded and the Equitrans Midstream Shareholder Approval shall not have been obtained; or (vi) if a Partnership Adverse Recommendation Change (as defined in the EQM Merger Agreement) shall have occurred prior to receipt of the Partnership Approval (as defined the EQM Merger Agreement) (provided that the Partnership may only terminate as a result of Partnership Changed Circumstances (as defined in the EQM Merger Agreement)).
The EQM Merger Agreement contains provisions granting Equitrans Midstream the right to terminate the EQM Merger Agreement for certain reasons, including, (a) a Partnership Adverse Recommendation Change (as defined in the EQM Merger Agreement) shall have occurred, prior to receipt of Partnership Approval, (b) if EQM or the EQM General Partner shall have breached or failed to perform its representations, warranties, covenants or agreements set forth in the EQM Merger Agreement, which breach or failure (x) would give rise to a failure of certain of the conditions to Equitrans Midstream’s obligations to consummate the Transactions under the EQM Merger Agreement and (y) is incapable of being cured or is not cured within the earlier of 30 days of written notice of such breach or failure by Equitrans Midstream, provided Equitrans Midstream shall not have the right to terminate if Equitrans Midstream, EQM LP or Merger Sub are in material breach of any of their representations, warranties, covenants or agreements contained in the EQM Merger Agreement, or (c) prior to receipt of Partnership Approval, EQM is in Willful Breach (as defined in the EQM Merger Agreement) of its obligations set forth under the non-solicitation provisions of the EQM Merger Agreement; provided Equitrans Midstream shall not have the right to terminate if Equitrans Midstream, EQM LP or Merger Sub are in material breach of any of its representations, warranties, covenants or agreements contained in the EQM Merger Agreement. The EQM Merger Agreement contains provisions granting EQM the right to terminate the EQM Merger Agreement if (a) Equitrans Midstream has breached or failed to perform its representations, warranties, covenants or agreements set forth in the EQM Merger Agreement, which breach or failure (1) would give rise to a failure of certain of the conditions to EQM’s obligations to consummate the Transactions under the EQM Merger Agreement and (2) is incapable of being cured or is not cured within the earlier of 30 days of written notice of such breach or failure by EQM, provided EQM shall not have the right to terminate if EQM or the EQM General Partner is in material breach of any of its representations, warranties, covenants or agreements contained in the EQM Merger Agreement or (b) prior to receipt of the Partnership Approval (as defined in the EQM Merger Agreement), in order to enter into an agreement providing for a Superior Proposal (as defined in the EQM Merger Agreement). Upon termination of the EQM Merger Agreement under certain circumstances, EQM will be obligated to (i) pay Equitrans Midstream a termination fee equal to $36.5 million and/or (ii) reimburse Equitrans Midstream for its expenses in an amount not to exceed $10 million. The EQM Merger Agreement also provides that upon termination of the EQM Merger Agreement under certain circumstances, Equitrans Midstream will be obligated to reimburse EQM for its expenses in an amount not to exceed $10 million.
EQT Global GGA
On February 26, 2020 (the EQT Global GGA Effective Date), a subsidiary of EQM, entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT and certain affiliates of EQT for the provision by EQM of gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Effective as of the EQT Global GGA Effective Date, EQT will be subject to an initial annual minimum volume commitment of 3.0 Bcf per day. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew year to year thereafter unless terminated by EQT or EQM. Pursuant to the EQT Global GGA, EQM will have certain obligations to build additional connections to connect additional EQT wells to its gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance to EQM's then-existing gathering system. In addition to the fees related to gathering services, the EQT Global GGA provides for potential cash bonus payments payable by EQT to EQM during the period beginning on the in-service date of the MVP until the earlier of (i) 36 months following the in-service date of the MVP or (ii) December 31, 2024. The potential cash bonus payments are conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas Spot Price exceeding certain price thresholds.
Following the MVP in-service date, the gathering fees payable by EQT to EQM (or its affiliates) set forth in the EQT Global GGA are subject to potential reductions for certain contract years set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of $270 million in the first year after the in-service date of the MVP, $230 million in the second year after the in-service date of the MVP, and $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months, to forgo $145 million of the gathering fee relief in the first year after the MVP in-service date and $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of approximately $196 million.
Credit Letter Agreement

On February 26, 2020, EQM and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.
Water Services Letter Agreement
On February 26, 2020, EQM entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize EQM for the provision of water services under one or more water services agreements (the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that fees incurred to EQM for services pursuant to the Water Services Letter Agreement shall be equal to or greater than $60 million per year.
Intercompany Loan Agreement
Equitrans Midstream intends to enter into a senior unsecured term loan agreement (the Intercompany Loan Agreement) by and among EQM, as lender, and Equitrans Midstream, as borrower, pursuant to which Equitrans Midstream will borrow the stated principal amount of $650 million (the Intercompany Loan) from EQM. The Intercompany Loan Agreement is expected to close in early March 2020 and has an anticipated maturity date in March 2023. It is anticipated that EQM will have the option to accelerate the maturity of the Intercompany Loan upon Equitrans Midstream’s failure to pay interest and other obligations as they become due (subject to certain specified grace periods) and upon other customary events of default. It is anticipated that interest on the Intercompany Loan thereunder will accrue and will be payable semi-annually in arrears starting in September 2020 at an interest rate of 7.0% per annum, subject to an additional 2.0% per annum during the occurrence and continuance of certain events of default. The Intercompany Loan Agreement is expected to contain certain customary representations and covenants, including a limitation on indebtedness, subject to certain exceptions to be enumerated therein. Equitrans Midstream is expected to have the option to prepay the Intercompany Loan in whole or in part at any time without premium or penalty, but will not be able to reborrow any Intercompany Loan prepaid. EQM expects to borrow under its $3 Billion Facility (as defined in Note 12) in order to source funds for making the loan to Equitrans Midstream in connection with the Intercompany Loan Agreement.
Preferred Restructuring Agreement
On February 26, 2020, Equitrans Midstream and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of Series A Preferred Units (collectively, the Investors), pursuant to which (i) EQM will redeem $600 million of the Investor’s Series A Preferred Units issued and outstanding immediately prior to the effective time of the Restructuring Agreement and (ii) the remaining portion of the Series A Preferred Units issued and outstanding immediately prior to the effective time of the Restructuring Agreement will be exchanged for Equitrans Midstream Preferred Shares on a one for one basis (the Equitrans Midstream Private Placement), in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Partnership Agreement) that will occur upon the closing of the EQM Merger (the Restructuring). The Equitrans Midstream Preferred Shares to be issued in the Equitrans Midstream Private Placement have not been registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The Restructuring is expected to close substantially concurrent with the closing of the EQM Merger (the Restructuring Closing), subject to the delivery of certain closing deliverables and certain closing conditions, including, among others: (i) the continued accuracy of the representations and warranties contained in the Restructuring Agreement; (ii) the performance by each party of its respective obligations under the Restructuring Agreement; (iii) the absence of any suit, action or proceeding by any governmental authority restraining, precluding, enjoining or prohibiting the Restructuring; (iv) the closing of the EQM Merger either prior to or concurrently with the Restructuring Closing; and (v) the execution of certain agreements and delivery of certain documents related to the Restructuring, including the certificate of designations to be filed by Equitrans Midstream with the Pennsylvania Department of State at the Restructuring Closing (the Certificate of Designations) and a registration rights agreement to be entered into by and among Equitrans Midstream and the Investors (the Registration Rights Agreement), each in substantially the form attached as an exhibit to the Restructuring Agreement.
Pursuant to the Restructuring Agreement, in connection with the Restructuring Closing, Equitrans Midstream will file the Certificate of Designations with the Pennsylvania Department of State in substantially the form attached as an exhibit to the Restructuring Agreement to, among other things, authorize and establish the designations, rights and preferences of the Equitrans Midstream Preferred Shares.

The Equitrans Midstream Preferred Shares are a new class of security that will rank pari passu with any other outstanding class or series of preferred stock of Equitrans Midstream and senior to Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation. The Equitrans Midstream Preferred Shares will vote on an as-converted basis with the Equitrans Midstream common stock and will have certain other class voting rights with respect to any amendment to the Certificate of Designations or Equitrans Midstream’s articles of incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.
The holders of the Equitrans Midstream Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter the quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of a LIBOR Determination Date (as defined in the Certificate of Designation) in respect of the applicable quarter and (ii) 8.15%; provided that the rate per annum shall not be less than 10.50%. Equitrans Midstream will not be entitled to pay any dividends on any junior securities, including any of the Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.
Each holder of the Equitrans Midstream Preferred Shares may elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of Equitrans Midstream), provided that any conversion is for at least $20 million (calculated based on the closing price of the Equitrans Midstream Preferred Shares on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares.
Equitrans Midstream may elect to convert all or any portion of the Equitrans Midstream Preferred Shares for Equitrans Midstream common stock at any time (but not more often than once per quarter) after April 10, 2021 if (i) the Equitrans Midstream common stock is listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which such shares are listed for, or admitted to, trading exceeds 140% of the price at which the Equitrans Midstream Preferred Shares were issued (the Equitrans Midstream Preferred Shares Issue Price) for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the Equitrans Midstream common stock is listed for, or admitted to, trading exceeds 1,000,000 shares of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) Equitrans Midstream has an effective registration statement on file with the Securities and Exchange Commission covering resales of the shares of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) Equitrans Midstream has paid all accrued quarterly dividends in cash to the holders.
Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to the holders of the Equitrans Midstream common stock is payable in cash, the Equitrans Midstream Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the Equitrans Midstream Preferred Shares Issue Price multiplied by 110% plus any unpaid dividends on such date and any partial period dividend with respect to the Equitrans Midstream Preferred Shares for the quarter in which the conversion occurs, divided by (ii) the Equitrans Midstream Preferred Shares Issue Price.
In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of Equitrans Midstream Preferred Shares may elect to (a) convert all, but not less than all, of its Equitrans Midstream Preferred Shares into Equitrans Midstream common stock at the then applicable conversion rate, (b) if Equitrans Midstream is not the surviving entity (or if Equitrans Midstream is the surviving entity, but the Equitrans Midstream common stock will cease to be listed), require Equitrans Midstream to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or if Equitrans Midstream is unable to cause such substantially equivalent securities to be issued, to convert into shares of Equitrans Midstream common stock at a premium of 110% of the Equitrans Midstream Preferred Shares Issue Price), (c) if Equitrans Midstream is the surviving entity, continue to hold the Equitrans Midstream Preferred Shares or (d) require Equitrans Midstream to redeem the Equitrans Midstream Preferred Shares at a price per share equal to 101% of the Equitrans Midstream Preferred Shares Issue Price, plus accrued and unpaid dividends on the applicable Equitrans Midstream Preferred Shares and any partial period dividends for the quarter in which the redemption occurs, which redemption price may be payable in cash, Equitrans Midstream common stock or a combination thereof at the election of the Board (and, if payable in Equitrans Midstream common stock, such Equitrans Midstream common stock will be issued at 95% of the VWAP of the Equitrans Midstream common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of Equitrans Midstream Preferred Shares that requires Equitrans Midstream to redeem its

Equitrans Midstream Preferred Shares pursuant to clause (d) above will have the right to withdraw such election with respect to all, but not less than all, of its Equitrans Midstream Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (a), (b) or (c) above.
At any time on or after January 1, 2024, Equitrans Midstream will have the right to redeem Equitrans Midstream Preferred Shares, in whole or in part, by paying cash for each Equitrans Midstream Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i) (1) the Equitrans Midstream Preferred Shares Issue Price multiplied by (2) 110%, plus (ii) any unpaid dividends on such date and any partial period dividend with respect to the Equitrans Midstream Preferred Shares for the quarter in which the conversion occurs and (b) the amount the holder of such Equitrans Midstream Preferred Share would receive if such holder had converted such Equitrans Midstream Preferred Share into shares of Equitrans Midstream common stock at the applicable conversion ratio and Equitrans Midstream liquidated immediately thereafter.
Pursuant to the terms of the Restructuring Agreement, in connection with the Restructuring Closing, Equitrans Midstream has agreed to enter into the Registration Rights Agreement pursuant to which, among other things, Equitrans Midstream will give the Investors certain rights to require Equitrans Midstream to file and maintain one or more registration statements with respect to the resale of the Equitrans Midstream Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares, and to require Equitrans Midstream to initiate underwritten offerings for the Equitrans Midstream Preferred Shares and the shares of Equitrans Midstream common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares.
Amendment to Agreement of Limited Partnership
On February 26, 2020, the board of directors of the EQM General Partner approved and adopted the Second Amendment (the Amendment) to the Partnership Agreement to allow EQM to lend funds to Equitrans Midstream on terms and conditions approved by the EQM General Partner. The Amendment permits EQM to (i) assume the Rate Relief Note (as defined below) and (ii) enter into the Intercompany Loan.
Share Purchase Agreements
On February 26, 2020, Equitrans Midstream entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which (i) Equitrans Midstream will purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) Equitrans Midstream will purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for a promissory note (the Rate Relief Note) representing approximately $196 million in aggregate principal amount, and (iii) Equitrans Midstream will pay to EQT cash in the amount of approximately $7 million. At the Share Purchase Closing (as defined below), EQT will assign the Rate Relief Note to EQM as consideration for certain commercial terms, including potential reductions in the gathering fees, contemplated in the EQT Global GGA.
The Share Purchase Agreements contain certain representations, warranties, covenants and conditions to closing. The transactions contemplated by the Share Purchase Agreements are expected to close in early March 2020 (the Share Purchase Closing).
At the Share Purchase Closing, Equitrans Midstream intends to use borrowings under the Intercompany Loan to fund the purchase of the Cash Shares contemplated by the Share Purchase Agreements. Additionally, at the Share Purchase Closing, Equitrans Midstream will issue the Rate Relief Note to EQT in exchange for the Rate Relief Shares, and EQT will immediately thereafter assign the Rate Relief Note to EQM.
The interest rate for the Rate Relief Note will be fixed at 7.0% per annum and interest payments will be due semi-annually in arrears commencing on the earlier of (i) March 31, 2022 and (ii) the MVP in-service date. The Rate Relief Note will mature on February 29, 2024. The holder of the Rate Relief Note will be able to accelerate amounts payable under the Rate Relief Note upon Equitrans Midstream’s failure to pay debts as they become due and other customary events of default. Equitrans Midstream will be able to prepay the Rate Relief Note in whole or in part at any time without premium or penalty.
On February 27, 2020, EQM announced its intention to reduce its quarterly distribution from $1.16 per unit to $0.3875 per unit, a decrease of approximately 67% per unit, in connection with the EQM Merger, commencing with the first quarter 2020 distribution.
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
Changes in Internal Control over Financial Reporting
As noted under “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
Except as noted above, there were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The management of the EQM General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. EQM's internal control system is designed to provide reasonable assurance to the management and the Board regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.
The management of the EQM General Partner assessed the effectiveness of EQM's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that EQM maintained effective internal control over financial reporting as of December 31, 2019. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Bolt-on Acquisition on April 10, 2019, which are included in the 2019 consolidated financial statements of EQM and constituted approximately 14% and 23% of total and net assets, respectively, as of December 31, 2019 and 6% of revenues for the year then ended.
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
Item 9B. Other Information
Not Applicable.

PART III
Unless the context otherwise requires, references to “EQM” refer to EQM Midstream Partners, LP and its subsidiaries. EQM’s general partner, EQGP Services, LLC (the EQM General Partner), is an indirect wholly owned subsidiary of Equitrans Midstream Corporation. Prior to the completion of the EQM IDR Transaction, EQM’s general partner was EQM Midstream Services, LLC (the Former EQM General Partner), an indirect wholly owned subsidiary of Equitrans Midstream. References to “EQT” refer to EQT Corporation and its consolidated subsidiaries, which was the ultimate parent company of EQM and the EQM General Partner prior to the Separation. On January 10, 2019, Equitrans Midstream acquired 100% of the limited partner interests in EQGP Holdings, LP (EQGP) not owned by Equitrans Midstream and its affiliates (the EQGP Buy-out). Following the EQGP Buy-out, EQGP was a wholly owned subsidiary of Equitrans Midstream. References to "Equitrans Midstream" refer to Equitrans Midstream Corporation and its consolidated subsidiaries, excluding EQM. For periods prior to consummation of the EQM IDR Transaction, references to the “EQGP General Partner” refer to EQGP Services, LLC, which is the former general partner of EQGP and the current general partner of EQM following the completion of the EQM IDR Transaction.
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of the EQM General Partner
EQM is managed and operated by the directors and officers of the EQM General Partner. Through its ownership and control of the EQM General Partner, Equitrans Midstream appoints the directors of the EQM General Partner. Unitholders are not entitled to elect the directors of the EQM General Partner or directly or indirectly participate in EQM’s management or operations. The Board has seven directors, of which three members are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a publicly traded limited partnership like EQM to have a majority of independent directors on the board of directors of its general partner or to establish a compensation or a nominating and corporate governance committee.
Executive officers of the EQM General Partner manage the day-to-day affairs of EQM’s business and conduct EQM’s operations. All of the executive officers of the EQM General Partner are employees of Equitrans Midstream and devote such portion of their productive time to EQM’s business and affairs as is required to manage and conduct EQM’s operations. Pursuant to the terms of the omnibus agreement among EQM, the EQM General Partner and Equitrans Midstream, EQM is required to reimburse Equitrans Midstream for (i) allocated expenses of personnel who perform services for EQM’s benefit, and (ii) allocated general and administrative expenses. Please read "Item 13. Certain Relationships and Related Transactions, and Director Independence — Agreements with Equitrans Midstream — Omnibus Agreement."
The executive officers and directors of the EQM General Partner as of February 27, 2020 are as follows:

Name	Age	Position with EQM Midstream Services, LLC
M.A. Bryson	73	Director (independent)
K.M. Burke	70	Director (independent)
D.M. Charletta	47	Director, President and Chief Operating Officer
R.J. Cooper	58	Director
T.F. Karam	61	Chairman and Chief Executive Officer
K.R. Oliver	62	Director, Senior Vice President and Chief Financial Officer
B.P. Pietrandrea	45	Vice President and Chief Accounting Officer
L.E. Washington	52	Director (independent)
Mr. Bryson was appointed as a director of the Former EQM General Partner in May 2012 and the EQM General Partner following the completion of the EQM IDR Transaction. He also serves as the Chair of its Audit Committee, a member of its Conflicts Committee and the presiding director of the Board, positions he also held with the Former EQM General Partner. Mr. Bryson retired in June 2008 as Executive Vice President of The Bank of New York Mellon Corporation, a financial services firm. He obtained such position in July 2007 following the merger of Mellon Financial Corporation and The Bank of New York. Prior to the merger, Mr. Bryson served in various senior management positions over a 33-year career with Mellon Financial Corporation, including his service as Executive Vice President and Chief Financial Officer from December 2001 to June 2007.
Mr. Bryson brings to the Board over three decades of management and financial experience, having served as Treasurer and Chief Financial Officer of a large publicly traded financial institution. In these roles, Mr. Bryson obtained a wealth of experience related to financial statement preparation, auditing and accounting matters, financial markets, financing transactions and investor relations.
Mr. Burke was appointed as a director of the Former EQM General Partner in September 2018 and maintained such role following the completion of the EQM IDR Transaction. He serves as a member of the EQM General Partner’s Audit Committee, a position he also held with the Former EQM General Partner. In October 2018, Mr. Burke was appointed to the board of Equitrans Midstream and also serves as the Chair of its Audit Committee. Mr. Burke also served as a director of the EQGP General Partner from September 2018 until the consummation of the EQGP Buy-out, a member of its Audit Committee from September 2018 through November 2018, and as Chair of its Audit Committee from November 2018 through the consummation of the EQGP Buy-out. Mr. Burke served as a director of EQT from January 2012 through the Separation.
Mr. Burke brings over three decades of experience focused on the energy industry, primarily oil and gas. Mr. Burke spent most of his career serving as a partner with Ernst & Young LLP (Big Four accounting firm) (Ernst & Young), retiring from that position in June 2004. At EY, among other leadership positions, he served as National Energy Industry Director and Partner-in-Charge of the Houston Energy Services Group.  He also co-authored the book “Oil and Gas Limited Partnerships:  Accounting, Reporting and Taxation.” During his years at Ernst and Young, Mr. Burke served as audit partner for numerous companies in the oil and gas industry.
Mr. Burke also has substantial experience as a director of both public and private companies at which he has served on and chaired a number of committees. In addition to his service on the EQT board of directors, from March 2005 through August 2011, Mr. Burke was a member of the board of directors of Trico Marine Services, Inc. (provider of subsea trenching and marine support vessels and services), serving as the Chairman of its Audit Committee and as a member of its Nominating and Governance Committee. From December 2006 through May 2011, Mr. Burke also served as a director of Pride International, Inc. (offshore drilling contractor) (now part of Ensco plc), where he was the Chairman of its Nominating and Governance Committee and a member of its Audit and Compensation Committees. He also served as a director of Nexeo Solutions, Inc. (chemical and plastics distribution) (Nexeo) from November 2011 until February 2019 and served as the Chair of its Audit Committee.
Ms. Charletta was appointed as Executive Vice President, Chief Operating Officer and a director of the Former EQM General Partner in October 2018 and, in the case of the EQM General Partner, maintained these same positions with the EQM General Partner following the completion EQM IDR Transaction. In July 2019 she was appointed President of the EQM General Partner. Ms. Charletta was appointed Executive Vice President and Chief Operating Officer of Equitrans Midstream in September 2018 and, in July 2019, she was appointed as President of Equitrans Midstream. She also served as the Executive Vice President, Chief Operating Officer and a director of the EQGP General Partner from October 2018 through the consummation of the EQGP Buyout. Prior to the Separation, Ms. Charletta served as Senior Vice President of a subsidiary of EQT since February 2003, at which she had principal responsibility for EQT’s midstream engineering and construction operations. Her career has been on both sides of the natural gas industry - first as a production engineer and now as a senior executive for midstream operations.
Ms. Charletta brings to the Board extensive experience in the energy industry combined with a wealth of experience related to the pipeline operations of EQM gained through her career with EQT prior to the Separation, as well as an in depth understanding of EQM’s culture.
Mr. Cooper was appointed as a director of the Former EQM General Partner in January 2019 and was appointed a director of the EQM General Partner following the completion of the EQM IDR Transaction. In July 2019, Mr. Cooper was appointed Senior Vice President, Construction Services at Equitrans Midstream. Mr. Cooper served as Senior Vice President, MVP Engineering and Construction for Equitrans Midstream from September 2018 to July 2019. Prior to the Separation, Mr. Cooper held various roles of increasing responsibility from the time he joined EQT in 2003. In 2014, Mr. Cooper was promoted to Senior Vice President of Midstream Engineering and Construction of a subsidiary of EQT. He became Senior Vice President of Midstream Engineering, Construction and Land of that EQT subsidiary in late 2016, and assumed the role of Senior Vice President, MVP Engineering and Construction of that subsidiary in 2017, a role he held up to the Separation.
Mr. Cooper brings to the Board over 30 years of engineering, construction and other operational expertise in the energy industry and a deep understanding of the operations and culture of EQM.
Mr. Karam was appointed as a director and as President and Chief Executive Officer of the Former EQM General Partner in August 2018 and assumed the role of Chairman of the Board in October 2018. Mr. Karam remained in these positions with the EQM General Partner following the completion EQM IDR Transaction (except that in July 2019 Ms. Charletta assumed the role of President of the EQM General Partner). In September 2018, he was appointed President and Chief Executive Officer of Equitrans Midstream and was appointed to the board of Equitrans Midstream in November 2018 upon the Separation. In July 2019, Mr. Karam assumed the role of Chairman and retained the role of Chief Executive Officer of Equitrans Midstream while

Ms. Charletta assumed the role of President. Mr. Karam served as the President and Chief Executive Officer and a director of the EQGP General Partner from August 2018 through the EQGP Buyout and chairman of the board from October 2018 through the EQGP Buyout. He served as Senior Vice President and President, Midstream, of EQT from August 2018 until the Separation in November 2018. Mr. Karam also served on EQT’s board of directors from November 2017 until the Separation.
Mr. Karam brings to the Board extensive business and executive experience. He has been a senior executive and entrepreneur in the midstream energy sector for more than 25 years. He is the founder and served as chairman of Karbon Partners, LLC, which invests in, owns, constructs, and operates midstream energy assets, from April 2017 to August 2018. Mr. Karam previously served as the founder, chairman and chief executive officer of PennTex Midstream Partners, LLC (PennTex), a publicly traded master limited partnership with operations in North Louisiana and the Permian Basin from 2014 until its sale to Energy Transfer Partners in 2016. Preceding PennTex, he was the founder, chairman and chief executive officer of Laser Midstream Partners, LLC, one of the first independent natural gas gathering systems in the northeast Marcellus Shale, from 2010 until 2012 when it was acquired by Williams Partners. Prior to Laser, Mr. Karam was the president, chief operating officer and director of Southern Union Company, where he led its successful transformation from a large LDC company to one of the largest pipeline companies in the United States at the time.
Prior to Southern Union Company, Mr. Karam was the president and chief executive officer of Pennsylvania Enterprises and PG Energy, a natural gas utility in central and northeastern Pennsylvania until its acquisition by Southern Union Company. Mr. Karam began his professional career in investment banking with Legg Mason Inc. and Thomson McKinnon.
Mr. Oliver was appointed as Senior Vice President, Chief Financial Officer and a director of the Former EQM General Partner in October 2018 and maintained the same positions with EQM General Partner following the completion of the EQM IDR Transaction. Mr. Oliver was appointed Senior Vice President and Chief Financial Officer for Equitrans Midstream in September 2018. He also served as the senior vice president, chief financial officer and a director of the EQGP General Partner from October 2018 through the EQGP Buyout. Prior to joining Equitrans Midstream, he was Chief Financial Officer for UGI Corporation, which distributes, stores and markets energy products and related service, from October 2012 through May 2018. Mr. Oliver has a well-rounded and in-depth financial background, including more than 10 years as a public company chief financial officer with responsibility for accounting, audit, budgeting, investor relations, tax, treasury, and risk management. With decades of work in the energy sector, he has extensive experience in capital markets and bank financing, restructuring activities, mergers and acquisitions, financial controls and processes, productivity improvements, as well as organizational change.
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
Mr. Pietrandrea was appointed as Controller of the EQM General Partner in July 2019 and assumed the role of Vice President and Chief Accounting Officer in August 2019. He was appointed Vice President and Chief Accounting of Equitrans Midstream in August 2019, after serving as controller of certain subsidiaries of Equitrans Midstream since the Separation on November 12, 2018. Prior to joining Equitrans Midstream, Mr. Pietrandrea served in various roles of increasing responsibility at a subsidiary of EQT, including Director, Partnership Accounting and Reporting, from October 2013 through February 2017, Controller, from March 2017 through February 2018, and Vice President and Controller, from March 2018 through the Separation.
Ms. Washington was appointed as a director of the Former EQM General Partner in February 2013 and remained a director of the EQM General Partner following the completion of the EQM IDR Transaction. She also serves as the Chair of its Conflicts Committee and a member of its Audit Committee, roles she also performed for the Former EQM General Partner. Ms. Washington is currently President of the Allegheny County Rehabilitation Corporation (AHRCO), a privately held residential property management company serving Western Pennsylvania. She obtained such position in May 2008. Ms. Washington joined AHRCO in 2001 as Vice President of Development. Prior to joining AHRCO, Ms. Washington was a senior consultant with PricewaterhouseCoopers, LLP.

Ms. Washington’s service as President of a private company provides significant senior management, leadership and financial experience. Ms. Washington utilizes her broad business experience to provide valuable insights with respect to general business and management issues facing EQM.
Meetings of Non-Management Directors and Communications with Directors
At least annually, the independent directors of the EQM General Partner meet in executive session without management participation or participation by non-independent directors. Mr. Bryson, as the Chairman of the Audit Committee, serves as the presiding director for such executive sessions. The presiding director may be contacted by mail or courier service c/o EQGP Services, LLC, 2200 Energy Drive, Canonsburg, Pennsylvania 15317, Attn: Presiding Director or by email at EQMPresidingDirector@equitransmidstream.com.
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

Governance Principles
EQM has adopted a code of business conduct and ethics applicable to all directors, officers, employees, and other personnel of EQM and its subsidiaries, as well as EQM’s suppliers, vendors, agents, contractors and consultants. The code of business conduct and ethics, along with EQM’s corporate governance guidelines and Audit Committee charter, are posted on EQM’s website, www.eqm-midstreampartners.com (accessible under the “Governance” caption of the “Investors” page), and a printed copy of any of these documents will be delivered free of charge on request by writing to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQGP Services, LLC, 2200 Energy Drive, Canonsburg, Pennsylvania 15317, Attn: Corporate Secretary. EQM intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of business conduct and ethics by posting such information on EQM’s website.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
EQM does not directly employ any of the persons responsible for managing its business. EQM is managed and operated by the directors and officers of the EQM General Partner. Equitrans Midstream employs and compensates all of the individuals who service EQM, including the executive officers of the EQM General Partner, and these individuals devote such portion of their productive time to EQM’s business and affairs as is required to manage and conduct EQM’s operations. EQM reimburses Equitrans Midstream for salaries, long- and short-term incentives and related benefits and expenses for the employees of Equitrans Midstream who provide services to EQM pursuant to the terms of the Equitrans Midstream Omnibus Agreement. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Agreements with Equitrans Midstream - Equitrans Midstream Omnibus Agreement.”
This Compensation Discussion and Analysis (CD&A) describes the objectives, principles and components of Equitrans Midstream’s compensation program as well as the material elements of the compensation for the EQM General Partner’s named executive officers (NEOs).
2019 Named Executive Officers
As of December 31, 2019, the EQM General Partner’s NEOs were:

▪	Thomas F. Karam, Chairman and Chief Executive Officer

▪	Kirk R. Oliver, Senior Vice President and Chief Financial Officer

▪	Diana M. Charletta, President and Chief Operating Officer

▪	Brian P. Pietrandrea, Vice President and Chief Accounting Officer
The EQM General Partner’s NEOs serving at the end of 2019, Messrs. Karam, Oliver and Pietrandrea and Ms. Charletta, are also executive officers of Equitrans Midstream. This CD&A and the executive compensation tables in this Form 10-K also include Phillip D. Swisher, Former Vice President and Chief Accounting Officer of the EQM General Partner and Equitrans Midstream, who is required to be included as an NEO under the SEC rules. Mr. Swisher was not employed by Equitrans Midstream at December 31, 2019. We discuss certain aspects of Mr. Swisher’s 2019 compensation in this CD&A and describe compensation received upon his departure from Equitrans Midstream in the section titled “Payments Upon Termination of Employment or Change of Control.”
Neither EQM nor the EQM General Partner has a compensation committee. All decisions as to the compensation of the executive officers of the EQM General Partner are made by the Management Development and Compensation Committee of the Board of Directors of Equitrans Midstream (the Equitrans Midstream MDC Committee). Therefore, neither EQM nor the EQM General Partner has any policies or programs relating to compensation, and neither EQM nor the EQM General Partner makes decisions relating to compensation, though from time to time the Board of Directors of the EQM General Partner may be asked to approve awards granted under the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan. The EQM General Partner expects any such future awards to be pre-approved by the Equitrans Midstream MDC Committee as part of the executive’s total Equitrans Midstream compensation. None of the executive officers of the EQM General Partner have employment agreements with the EQM General Partner or EQM or are otherwise specifically compensated for their service as an executive officer of the EQM General Partner.
A discussion of Equitrans Midstream’s compensation policies and programs as they apply to Equitrans Midstream’s named executive officers will be included in Equitrans Midstream’s Disclosure Document. Equitrans Midstream’s Disclosure Document will also contain a discussion of the 2019 compensation of Messrs. Karam, Oliver and Pietrandrea and Ms. Charletta. A discussion of the

2019 compensation of Mr. Swisher is set forth below and was provided by Equitrans Midstream. Equitrans Midstream’s Disclosure Document will be available upon its filing (expected no later than April 30, 2020) on the SEC’s website at www.sec.gov and on Equitrans Midstream’s website at www.equitransmidstream.com by clicking on the “Investors” link on the main page followed by the “Financial Filings” and “SEC Filings” links. Equitrans Midstream’s Disclosure Document will also be available free of charge upon request by a unitholder to the Corporate Secretary of the EQM General Partner by mail or courier service c/o EQGP Services, LLC, 2200 Energy Drive, Canonsburg, Pennsylvania 15317, Attn: Corporate Secretary.
THE EQUITRANS MIDSTREAM COMPENSATION PROGRAM
The following discussion outlines the targeted 2019 executive compensation program and what Equitrans Midstream actually paid the EQM General Partner’s NEOs (other than Mr. Swisher) for 2019 performance. A description of Mr. Swisher’s 2019 compensation is addressed separately in this CD&A as he was not employed with Equitrans Midstream throughout the entirety of 2019.
Three Key Elements of Compensation
Equitrans Midstream’s 2019 executive compensation program is based on three key elements of compensation: base salary, annual incentives (STIP) and long-term incentives (LTIP). The following discussion describes the Equitrans Midstream MDC Committee’s decisions and actions relating to setting and paying each element for 2019.
2019 Base Salaries
The Equitrans Midstream Board, upon the recommendation of the Equitrans Midstream MDC Committee, approved the base salaries set forth below for each of the EQM General Partner’s NEOs who are executive officers of Equitrans Midstream for 2019:

Name	Title	Base Salary
Thomas F. Karam	Chairman and Chief Executive Officer	$675,000
Kirk R. Oliver	Senior Vice President and Chief Financial Officer	$500,000
Diana M. Charletta	President and Chief Operating Officer	$450,000*
Brian P. Pietrandrea	Vice President and Chief Accounting Officer	$224,000*

*
The Equitrans Midstream Board increased Ms. Charletta’s annual base salary from $400,000 to $450,000 in July 2019 to reflect her additional responsibilities upon taking on the role as President in addition to continuing as Chief Operating Officer. Likewise, the Equitrans Midstream Board increased Mr. Pietrandrea’s annual base salary from $205,000 to $224,000 to reflect his additional responsibilities upon taking on the role as Vice President and Chief Accounting Officer.

2019 Annual Incentives (STIP)
The Equitrans Midstream 2019 Short-Term Incentive Plan (STIP) focuses the Equitrans Midstream NEOs’ attention on achieving key near-term goals that drive long-term performance for Equitrans Midstream. In 2019, the Equitrans Midstream STIP’s performance goals and results were as shown:

Equitrans Midstream EBITDA 50% Weight
Threshold ($ in billions)	Target ($ in billions)	Maximum ($ in billions)	2019 Results* ($ in billions)
$1.175	$1.263	$1.351	$1.271
50%	100%	200%	109%

*
As provided under the STIP, the 2019 Results Equitrans Midstream EBITDA calculation excludes: (i) EBITDA and expenses related to 2019 acquisitions; and (ii) non-recurring, non-operational gains, losses and impairments. See Exhibit 99.1 to this Form 10-K for a reconciliation of Equitrans Midstream EBITDA to net income (loss), the most directly comparable GAAP financial measure.

Controllable Costs 25% Weight
Threshold ($ in millions)	Target ($ in millions)	Maximum ($ in millions)	2019 Results* ($ in millions)
$364	$340	$316	$262
50%	100%	200%	200%

*
Controllable Costs is calculated as the sum of Equitrans Midstream’s Operating and maintenance expenses and Selling, general and administrative expenses. As provided under the STIP, the 2019 Results Controllable Costs excludes specified circumstances or events that occurred during the 2019 plan year, as described above.

HSE Metrics (25% Weight)
Rate	Threshold	Target	Maximum	2019 Results
Incidents with Serious Potential Rate (10%)	1.91	1.56	1.22	0.81
Adjusted Incidents with Serious Potential Rate (5%)	If Actual Rate ‘0’ - Matches Incidents with Serious Potential Incident Payout			0
Controllable Erosion and Sediment Rate (10%)	0.66	0.54	0.42	0.13
	50%	100%	200%	200%

•	Incidents with Serious Potential (ISP) Rate: Measures events with precursors that can lead to serious injuries and fatalities.

•
Adjusted Incidents with Serious Potential Rate: ISP rate is adjusted by the rate of Observation with Serious Potential (OSP). An OSP is an observation of an activity with precursors that has the potential to become an ISP before the event occurs.

•	Controllable Erosion and Sediment Rate: Measures erosion and sediment incidents that are due to the fault of Equitrans Midstream, whether by design, construction or management.
This CD&A contains references to 2019 Equitrans Midstream EBITDA, a financial measure that has not been calculated in accordance with GAAP, which is also referred to as a non-GAAP supplemental financial measure. Attached as Exhibit 99.1 to this Form 10-K is a reconciliation of 2019 Equitrans Midstream EBITDA to 2019 Equitrans Midstream net income (loss), the most directly comparable GAAP financial measure, as well as other important disclosures regarding non-GAAP financial measures.
STIP Metrics
In designing the STIP for 2019, the Equitrans Midstream MDC Committee determined that Equitrans Midstream EBITDA, Controllable Costs and HSE performance metrics were key drivers to Equitrans Midstream’s successful execution of its business.

Metric	What it Measures	What it Does
Equitrans Midstream EBITDA	Key business indicator used by management and Equitrans Midstream’s investors to evaluate overall Equitrans Midstream performance.	✓ Rewards NEOs based on Equitrans Midstream’s yearly financial results.
Controllable Costs	Evaluates how well Equitrans Midstream keeps costs in check.	✓ Focuses attention on expenses that can erode earnings and drives overall culture of cost control.
Health, Safety and Environmental	Sets stringent safety and environmental goals	✓ Promotes a culture where safety is embedded into all aspects of Equitrans Midstream’s decision-making. ✓ Incentivizes risk and harm reduction.
Additional STIP Features
During 2019, the Equitrans Midstream MDC Committee approved a $1 million discretionary bonus pool under the STIP to provide additional payments for individuals demonstrating exceptional performance in connection with the Separation and other non-routine activities. None of the EQM General Partner’s NEOs were eligible for the discretionary aspect of the STIP, except for Mr. Pietrandrea, who became an executive officer during 2019.
STIP payouts are prorated for the portion of the year an individual was employed and based on actual performance achievement. Additionally, in the event of death, disability, qualifying retirement or change in control of Equitrans Midstream, the STIP would provide a prorated payout but amounts would be forfeited in all other separation scenarios. The Equitrans Midstream MDC Committee has the authority to make exceptions to the treatment of payouts under the STIP.
2019 NEO STIP Opportunities and Payments

NEO	Threshold	Target	Maximum	2019 STIP Award Earned
Thomas F. Karam	$336,058	$672,115	$1,344,230	$1,035,057
Kirk R. Oliver	$225,001	$450,001	$900,002	$693,000
Diana M. Charletta	$208,381	$416,761	$833,522	$641,812
Brian P. Pietrandrea	$43,124	$86,248	$172,496	$165,400*

*	Includes $32,579 discretionary bonus award.
Long-Term Incentive Program (LTIP)
The Equitrans Midstream LTIP aligns NEOs’ interests with those of Equitrans Midstream’s shareholders by providing the opportunity to earn incentive compensation based on Equitrans Midstream’s long-term success.
Both time-based restricted stock awards (RSAs) and performance-based restricted stock units (PRSUs) awarded to Equitrans Midstream’s NEOs are paid in Equitrans Midstream stock, further aligning their interests with those of Equitrans Midstream’s shareholders.

Time-Based RSAs
Equitrans Midstream’s time-based RSAs issued under the 2019 LTIP program cliff-vest after three years of continuous service following the vesting commencement date, which was January 1, 2019. The grant of time-based RSAs helps align NEOs’ interests with those of Equitrans Midstream’s shareholders and provides a powerful retention incentive that assists Equitrans Midstream in maintaining continuity among its senior executive team.
Performance-Based RSUs (PRSUs)
Equitrans Midstream’s PRSUs issued under the 2019 LTIP program are earned based on Relative Total Shareholder Return (TSR) and Cumulative TSR Per Share performance over a three year period, with straight-line interpolation for performance above Threshold or Target.
By basing PRSUs on Relative and Cumulative TSR Per Share performance, Equitrans Midstream aligns its NEOs’ interests with those of its shareholders by tying compensation outcomes to Equitrans Midstream’s performance relative to its TSR Peer Group (defined below) and for delivering shareholder value.
The tables below summarize the Relative and Cumulative TSR Per Share performance goals and potential payouts:

PRSUs - Relative TSR (80% Weight)
Threshold	Target	Maximum
25th Percentile	50th Percentile	75th Percentile or Above
50% Payout	100% Payout	200% Payout
The Equitrans Midstream 2019 TSR Peer Group consisted of the following companies. The Equitrans Midstream MDC Committee selected the TSR Peer Group in consultation with Mercer (US), Inc. (Mercer), its independent compensation consultant. The Equitrans Midstream MDC Committee believes this peer group is appropriate as it represents the companies with which Equitrans Midstream competes for investment purposes.

• Enterprise Products Partners LP
• Energy Transfer LP
• Kinder Morgan Inc.
• The Williams Companies Inc.
• MPLX LP
• ONEOK Inc.
• Cheniere Energy Inc.
• Plains All American Pipeline LP
• Magellan Midstream Partners LP
• Targa Resources Corp.

• Andeavor Logistics LP
• Western Gas Equity Partners LP
• Enable Midstream Partners LP
• Phillips 66 Partners LP
• Buckeye Partners LP
• DCP Midstream LP
• Plains GP Holdings LP
• Antero Midstream GP LP
• Crestwood Equity Partners LP
• EnLink Midstream LLC

PRSUs - Cumulative TSR Per Share (20% Weight)
Threshold	Target	Maximum
$5.95 Per Share	$9.25 Per Share	$11.25 Per Share or Above
50% Payout	100% Payout	200% Payout
In calculating Equitrans Midstream’s Cumulative TSR Per Share, Equitrans Midstream measures the cumulative amount of dividends paid (measured at the ex-dividend date, if any) plus the change in Equitrans Midstream’s beginning versus ending stock price.
Under all PRSU awards, Equitrans Midstream utilizes the 15-day average closing price of its stock to determine Relative and Cumulative TSR Per Share.
The target long-term incentive awards to the NEOs were made consistent with the Equitrans Midstream MDC Committee’s philosophy. The number of shares was determined by dividing the target award by the closing price of Equitrans Midstream’s common stock on December 31, 2018. The number of RSAs and PRSUs awarded to the NEOs were as follows:

NEO	2019 Time-Based RSAs Awarded	2019 PRSUs Awarded
Thomas F. Karam	80,919	121,379
Kirk R. Oliver	15,984	23,976
Diana M. Charletta	23,976	35,964
Brian P. Pietrandrea	2,398	3,596
Amendment of EQT 2018 IPSUP Long-Term Incentive Awards
Prior to Equitrans Midstream’s Separation from EQT, Ms. Charletta and Messrs. Pietrandrea, and Swisher received awards under EQT’s 2018 Incentive Performance Share Unit Program (EQT 2018 IPSUP). Effective as of the Separation and pursuant to an Employee Matters Agreement, dated as of November 12, 2018, between Equitrans Midstream and EQT (Employee Matters Agreement), one-third of the EQT 2018 IPSUP performance shares remained subject to and are earned based on actual performance for the period beginning January 1, 2018 and ending on December 31, 2018. This tranche of performance shares may vest based on the former EQT performance metrics for the 2018 calendar year and is subject to time-based vesting for the remaining two years of the performance period or until the performance is later certified by the Equitrans Midstream MDC Committee following the completion of the performance period.
For the remaining two-thirds of the EQT 2018 IPSUP performance shares, the following new performance goals for the post-Separation Equitrans Midstream award component were established by the Equitrans Midstream Board of Directors, upon recommendation of the Equitrans Midstream MDC Committee, which will vest based on Equitrans Midstream’s performance for the period beginning January 1, 2019 and ending December 31, 2020:

Relative TSR (80% Weight)*			Cumulative TSR Per Share (20% Weight)
Threshold	Target	Maximum	Threshold	Target	Maximum
25th Percentile	50th Percentile	75th Percentile or Above	$3.80 Per Share	$7.10 Per Share	$10.40 Per Share or Above
50% Payout	100% Payout	300% Payout	50% Payout	100% Payout	300% Payout

*	2019 TSR Peer Group utilized
Certain Equitrans Midstream’s NEOs also hold other EQT Incentive Performance Share Unit Program awards that were awarded prior to the Separation and are subject to EQT performance conditions.
The Equitrans Midstream MDC Committee had no involvement in the setting of performance goals for the outstanding EQT Incentive Performance Share Unit Program awards, including the one-third portion of the EQT 2018 IPSUP that is attributable to the 2018 calendar year; however, as a result of the Separation, it certifies performance achievement pursuant to the plan documents and the Employee Matters Agreement.
OTHER CONSIDERATIONS IMPORTANT TO EQUITRANS MIDSTREAM’S COMPENSATION PROGRAM

In general, Equitrans Midstream’s NEOs participate in the same retirement and health and welfare benefit plans offered to other Equitrans Midstream employees, including 401(k) plan, medical, prescription drug, dental vision, short- and long-term disability, wellness and employee assistance programs. The same contribution amounts, deductibles and plan design provisions are generally applicable to all employees.
Retirement Program
Equitrans Midstream’s NEOs participate in the same defined contribution 401(k) plan as all other Equitrans Midstream employees. During 2019, Equitrans Midstream contributed an amount equal to 6 percent of each participant’s base salary to an individual account for each employee (subject to IRS regulations). Beginning in 2020, Equitrans Midstream began making this 6 percent contribution based on participants’ base salaries and annual incentive awards.
Equitrans Midstream also matches every participant’s elective deferral contributions by an amount equal to 50 percent of each dollar contributed, subject to a maximum Equitrans Midstream matching contribution of 3 percent of the employee’s base salary and for 2020, annual incentive awards (subject to IRS regulations).
Equitrans Midstream does not provide separate executive retirement benefits for Equitrans Midstream’s NEOs and eliminated its Payroll Deduction and Contribution Program in 2019 (assumed by Equitrans Midstream as part of the Separation).
Health Benefits
Equitrans Midstream’s NEOs participate in the same health and welfare benefit plans as all other Equitrans Midstream employees. Equitrans Midstream provides medical, prescription drug, dental, vision, short- and long-term disability, wellness and employee assistance programs. Equitrans Midstream provides its NEOs and certain other senior members of management with access to an annual executive physical and modest additional life / AD&D insurance coverage reflecting their compensation levels.
NEOs pay the same health benefit contribution amounts and have the same deductibles as applicable to all other Equitrans Midstream employees.
Limited Perquisites
Equitrans Midstream provides limited perquisites to its NEOs. The perquisites program provides an executive physical and access to a concierge medical program as well as an annual stipend to offset the cost of financial planning services.
See footnote (5) to the Summary Compensation Table below for a discussion of the perquisites provided to the NEOs in 2019.
Other NEO (Former Executive)
Mr. Swisher, Equitrans Midstream’s former Vice President and Chief Accounting Officer, retired from Equitrans Midstream for personal reasons effective July 31, 2019. Prior to his resignation, Mr. Swisher’s annual base salary was $224,000 and he participated in the STIP and LTIP, along with Equitrans Midstream’s broad-based retirement and health plans. Mr. Swisher is subject to standard non-solicitation of customers and employees and non-competition restrictive covenants for twelve months following his departure as well as confidential information restrictions. For more information regarding compensation Mr. Swisher received in connection with his resignation, please see “Payments Upon Termination of Employment or Change of Control” below.
Report of the Management Development and Compensation Committee
Neither EQM nor the EQM General Partner has a compensation committee. The Board of Directors of the EQM General Partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
The Board of Directors of EQGP Services, LLC includes:

•	Michael A. Bryson

•	Kenneth M. Burke

•	Diana M. Charletta

•	Robert J. Cooper

•	Thomas F. Karam

•	Kirk R. Oliver

•	Lara E. Washington
COMPENSATION TABLES
The following tables reflect the compensation of the EQM General Partner’s named executive officers. The information set forth below for the year ended 2018 with respect to the period prior to the Separation and year ended December 31, 2017 is historical EQT compensation, which was, as applicable, approved by the EQT Management Development and Compensation Committee. This historical EQT compensation has been provided by, or derived from information provided by, EQT and reflects compensation earned during 2018 prior to the Separation and for the year ended December 31, 2017 based upon services performed at such time. The compensation information for periods following the Separation and the year ended December 31, 2019 was provided by Equitrans Midstream. See “Compensation Discussion and Analysis” for more information regarding Equitrans Midstream’s compensation philosophies and programs.
Summary Compensation Table
The table below sets forth the compensation earned by or paid to the EQM General Partner’s named executive officers during the fiscal years ended December 31, 2019, 2018, and 2017, as applicable.

NAME AND PRINCIPAL POSITION (1)	YEAR	SALARY	BONUS	STOCK AWARDS	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION	TOTAL
		($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
T.F. Karam Chairman and Chief Executive Officer	2019	680,769	—	3,251,737	1,035,057	45,659	5,013,222
	2018	212,308	267,000	3,000,230	—	205,941	3,685,479
	2017	—	—	—	—	—	—
K.R. Oliver Senior Vice President and Chief Financial Officer	2019	500,001	—	642,317	693,000	44,500	1,879,818
	2018	134,616	20,000	405,538	—	10,189	570,343
	2017	—	—	—	—	—	—
D.M. Charletta President and Chief Operating Officer	2019	429,940	—	963,476	641,812	44,371	2,079,599
	2018	283,167	321,040	510,890	—	36,017	1,151,114
	2017	270,150	—	499,170	220,900	35,716	1,025,936
B.P. Pietrandrea Vice President and Chief Accounting Officer	2019	210,360	32,579	96,349	132,821	19,526	491,635
	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—
P.D. Swisher Former Vice President and Chief Accounting Officer (1)	2019	142,407	—	160,064	88,758	54,985	446,214
	2018	203,462	167,748	166,892	—	18,794	556,896
	2017	—	—	—	—	—	—

(1)	Mr. Swisher retired from Equitrans Midstream on July 31, 2019.
(2)	The amount in this column reflects the discretionary bonus award for Mr. Pietrandrea.
(3)
The amounts for 2019 in this column reflect the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 using the assumptions described in Note 10 to Equitrans Midstream’s Consolidated Financial Statements, which is included in Equitrans Midstream’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. With respect to stock awards granted in 2019, the table below sets forth the value attributable to performance restricted stock units valued at target achievement. Pursuant to SEC rules, the amounts included for awards subject to performance conditions are based on the probable outcome as of the date of grant, which would have amounted to the target total grant date fair values listed in the table below. These performance restricted stock units may pay out up to 200% of the target award, which would have amounted to the maximum total grant date fair values listed in the table below.

Name	Target Total Grant Date Fair Value ($)	Maximum Total Grant Date Fair Value ($)
T.F. Karam	1,824,326	3,648,652
K.R. Oliver	360,359	720,718
D.M. Charletta	540,539	1,081,078
B.P. Pietrandrea	54,048	108,096
P.D. Swisher	89,804	179,608

See “Long-Term Incentive Program (LTIP)” in the Compensation Discussion and Analysis above for further discussion of the 2019 PSU Program and the 2019 Restricted Share Awards

(4)
The amounts for 2019 in this column reflect the annual performance incentives earned by each named executive officer pursuant to the terms of the STIP with respect to performance during the year ended December 31, 2019. With respect to Mr. Swisher, the amount in this column reflects the pro-rated STIP payment he received in connection with his retirement in July 2019. These awards were paid to the named executive officers in cash in the first quarter of 2020. See "2019 Annual Incentives (STIP)" in the Compensation Discussion and Analysis above for further discussion of the STIP for the 2019 plan year.

(5)
This column includes the dollar value of premiums paid by Equitrans Midstream for group life and accidental death and dismemberment insurance, Equitrans Midstream’s contributions to the 401(k) plan, perquisites, and in the case of Mr. Swisher, payments made in connection with his retirement in July 2019. For detailed information regarding the amounts Mr. Swisher actually received, see “Payments Upon Termination of Employment or a Change of Control” below. For 2019, these amounts were as follows:

Name	insurance Premiums ($)	401(k) Contributions ($)	Perquisites (see below) ($)	Other ($)	Total ($)
T.F. Karam	1,782	25,200	18,677	—	45,659
K.R. Oliver	1,320	25,200	17,980	—	44,500
D.M. Charletta	1,191	25,200	17,980	—	44,371
B.P. Pietrandrea	594	18,932	—	—	19,526
P.D. Swisher	345	14,590	—	40,050	54,985
Amounts in the perquisite column include the following:
•For Messrs. Karam and Oliver and Ms. Charletta, a stipend of $10,000 to be used for financial planning.
•For Messrs. Karam and Oliver and Ms. Charletta, the cost of providing the executive physical benefit, which includes preferred access to healthcare professionals and related services for the executives.
•For Mr. Karam an amount of $697 for maintaining and insuring a car, which benefit was discontinued at the end of January 2019.
2019 Grants of Plan-Based Awards Table
The table below sets forth additional information regarding annual incentives, restricted shares, and restricted share units granted to the EQM General Partner's named executive officers during the 2019 fiscal year. See the Compensation Discussion and Analysis above for more information regarding these awards.

				ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS; NUMBER OF SHARES OF STOCK OR UNITS	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS
NAME	TYPE OF AWARD	GRANT DATE	APPROVAL DATE	THRESHOLD	TARGET	MAXIMUM	THRESHOLD	TARGET	MAXIMUM
	(1)			($)	($) (2)	($) (2)	(#)	(#) (3)	(#) (3)	(#) (4)	($)
T.F. Karam	STIP	—	—	336,058	672,115	1,344,230	—	—	—	—	—
	PSU	3/1/2019	2/5/2019	—	—	—	60,690	121,379	242,758	—	1,824,326
	RS	3/1/2019	2/5/2019	—	—	—	—	—	—	80,919	1,427,411
K.R. Oliver	STIP	—	—	225,001	450,001	900,002	—	—	—	—	—
	PSU	3/1/2019	2/5/2019	—	—	—	11,988	23,976	47,952	—	360,359
	RS	3/1/2019	2/5/2019	—	—	—	—	—	—	15,984	281,958
D.M. Charletta	STIP	—	—	208,381	416,761	833,522	—	—	—	—	—
	PSI	3/1/2019	2/5/2019	—	—	—	17,982	35,964	71,928	—	540,539
	RS	3/1/2019	2/5/2019	—	—	—	—	—	—	23,976	422,937
B.P. Pietrandrea	STIP	—	—	43,124	86,248	172,496	—	—	—	—	—
	PSU	3/1/2019	2/5/2019	—	—	—	1,798	3,596	7,192	—	54,048
	RS	3/1/2019	2/5/2019	—	—	—	—	—	—	2,398	42,301
P.D. Swisher	STIP	—	—	28,818	57,635	115,270	—	—	—	—	—
	PSU	3/1/2019	2/5/2019	—	—	—	2,988	5,975	11,950	—	89,804
	RS	3/1/2019	2/5/2019	—	—	—	—	—	—	3,983	70,260

(1)	Type of Award:
STIP = Equitrans Midstream Corporation 2019 Short-Term Incentive Plan Award PSU = 2019 Performance Share Unit Program Awards RS = 2019 Restricted Share Awards
(2)
These columns reflect the annual incentive award target and maximum amounts granted under the STIP. The payout amounts could range from no payment, to the percentage of actual base salary earned for 2019 identified as the target annual incentive award (target), to two times the target annual incentive award (maximum). For details regarding the performance metrics under the STIP, see “2019 Annual Incentives (STIP)” in the Compensation Discussion and Analysis above.

(3)
These columns reflect the target and maximum number of units payable under the 2019 PSU Program. For details regarding the 2019 PSU Program and awards, see “Long-Term Incentive Program (LTIP)” in the Compensation Discussion and Analysis above. The awards vest on the payment date following December 31, 2021, subject to continued employment with Equitrans Midstream.

(4)
This column reflects the number of time-based restricted shares granted to the named executive officers. For details regarding the terms of the restricted share awards, see “Long-Term Incentive Program (LTIP)” in the Compensation Discussion and Analysis above. Each grant mentioned in this column vests on January 1, 2022, subject to continued employment with Equitrans Midstream through the vesting date.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE AND 2019 GRANTS OF PLAN-BASED AWARDS TABLE
Confidentiality, Non-Solicitation and Non-Competition Agreements
Messrs. Karam, Oliver, Pietrandrea and Swisher and Ms. Charletta have confidentiality, non-solicitation and non-competition agreements with Equitrans Midstream. In each such agreement, the named executive officer agrees, among other things, to the following restrictive covenants:

•	restrictions on competition for 24 months (12 months for Messrs. Pietrandrea and Swisher);

•	restrictions on customer solicitation for 24 months (12 months for Messrs. Pietrandrea and Swisher); and

•	restrictions on employee, consultant, vendor or independent contractor recruitment for 36 months (12 months for Messrs. Pietrandrea and Swisher).
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
Outstanding Equity Awards at Fiscal Year-End
The table below provides additional information regarding each outstanding Equitrans Midstream or EQT equity award, as applicable, held by the EQM General Partner’s named executive officers as of December 31, 2019.

			EQUITY AWARDS
	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED		EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED
	(#) (1)		($) (2)	(#) (3)		($) (4)
T. F. Karam	—		—	60,690	(j)	810,818
	60,059	(a)*	654,641	—		—
	53,564	(a)	715,610	—		—
	80,919	(e)	1,081,078	—		—
K. R. Oliver	—		—	11,988	(j)	160,160
	8,809	(a)*	96,017	—		—
	7,859	(a)	104,999	—		—
	15,984	(e)	213,546	—		—

D. M. Charletta	—		—	5,421	(h)*	59,089
	—		—	2,097	(i)*	22,859
	1,807	(b)*	19,697	—		—
	2,097	(c)*	22,860	—		—
	5,484	(g)*	59,770	—		—
	—		—	4,839	(h)	64,649
	—		—	1,871	(i)	24,999
	—		—	17,982	(j)	240,240
	1,613	(b)	21,548	—		—
	1,871	(c)	24,999	—		—
	23,976	(e)	320,319	—		—
	4,992	(g)	66,699	—		—
B.P. Pietrandrea	—		—	415	(i)*	4,528
	467	(b)*	5,090	—		—
	415	(c)*	4,528	—		—
	668	(d)*	7,280	—		—
	329	(f)*	3,587	—		—
	904	(g)*	9,849	—		—
	—		—	371	(i)	4,958
	—		—	1,798	(j)	24,021
	417	(b)	5,575	—		—
	371	(c)	4,958	—		—
	597	(d)	7,971	—		—
	2,398	(e)	32,037	—		—
	293	(f)	3,918	—		—
	825	(g)	11,020	—		—
P.D. Swisher	—		—	581	(j)	7,762
*In connection with the Separation, each outstanding award held by the EQM General Partner's NEOs was converted into an award in respect of both shares of EQT common stock and Equitrans Midstream common stock. The awards marked with an asterisk represent awards that are denominated in EQT common stock.

(1)
(a) For Mr. Karam, this column reflects the restricted shares granted to Mr. Karam in August 2018 that will vest on August 9, 2021, contingent upon continued service with Equitrans Midstream. For Mr. Oliver, this column reflects restricted stock units granted to Mr. Oliver in September 2018 that will vest on September 10, 2021, contingent upon continued service with Equitrans Midstream.

(b) For Mr. Pietrandrea and Ms. Charletta, the identified awards in this column reflect restricted stock units granted by EQT in January 2017 that vested on January 1, 2020.

(c) For Mr. Pietrandrea and Ms. Charletta, the identified awards in this column reflect restricted stock units granted by EQT in January 2018 that will vest on January 1, 2021, contingent upon continued service with Equitrans Midstream.

(d) For Mr. Pietrandrea, the identified awards in this column reflect restricted stock units granted by EQT in May 2018 that will vest on May 17, 2021, contingent upon continued service with Equitrans Midstream.

(e) For Messrs. Karam, Oliver and Pietrandrea and Ms. Charletta, the identified awards in this column reflect restricted shares granted by Equitrans Midstream in March 2019 that will vest on January 1, 2022, contingent upon continued service with Equitrans Midstream.

(f) For Mr. Pietrandrea, the identified awards in this column reflect the restricted stock units granted under the EQT 2018 Strategic Implementation Award (2018 EQT SIA) which will vest on March 7, 2020, contingent upon continued service with Equitrans Midstream.

(g) For Mr. Pietrandrea and Ms. Charletta, the identified awards in this column reflect the EQT 2018 Value Driver Share Unit Awards (EQT 2018 Value Driver Awards) granted in January 2018 that will vest on the payment date following December 31, 2019, contingent upon continued service with Equitrans Midstream.

(2)
This column reflects the payout value of unvested awards described in footnote (1) above. The payout value was determined by multiplying the number of shares or units by the closing price of the applicable company’s common stock as of December 31, 2019. The actual payout values depend upon, among other things, EQT or Equitrans Midstream’s closing stock price, as applicable, on the vesting dates, and subject to the terms of the applicable award.

(3)
(h) For Ms. Charletta, the identified awards in this column reflect performance share units granted in January 2017 under the EQT Corporation 2017 Incentive Performance Share Unit Program that will vest on the payment date following December 31, 2019, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals. The number of performance units reflects maximum award levels because, through December 31, 2019, payout was projected above target.

(i) For Mr. Pietrandrea and Ms. Charletta, the identified awards in this column reflect performance share units granted in January 2018 under the EQT Corporation 2018 Incentive Performance Share Unit Program that will vest on the payment date following December 31, 2020, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals. The number of performance units reflects target award levels.

(j) For Messrs. Karam, Oliver and Pietrandrea and Ms. Charletta, the identified awards in this column reflect performance share units granted in March 2019 under the 2019 PSU Program that will vest on the payment date following December 31, 2021, contingent upon continued service with Equitrans Midstream and the achievement of specified performance goals. For Mr. Swisher, the identified award in this column reflects the pro-rata performance share units granted in March 2019 under the 2019 PSU Program retained in connection with his retirement from Equitrans Midstream, that will vest on the payment date following December 31, 2021, subject to the achievement of specified performance goals. The number of performance units reflects threshold award levels because, through December 31, 2019, payout was projected below target.

(4)
This column reflects the payout values of the unvested awards described in footnote (3) above. The payout values were determined by multiplying the number of shares by the closing price of the applicable company’s common stock as of December 31, 2019. The actual payout values depend upon, among other things, achievement of performance goals and EQT or Equitrans Midstream’s closing stock price, as applicable, at the end of the applicable performance period.

Option Exercises and Stock Vested
The table below sets forth the number of Equitrans Midstream or EQT shares acquired, as applicable, in the 2019 fiscal year as a result of the vesting of restricted stock units or the exercise of options previously awarded to the EQM General Partner’s named executive officers.

	STOCK AWARDS
	NUMBER OF SHARES ACQUIRED ON VESTING		VALUE REALIZED ON VESTING
NAME	(#) (1)		($) (2)
T. F. Karam	—		—
K. R. Oliver	—		—
D. M. Charletta	14,155	*	269,762
	11,308		225,530
B. P. Pietrandrea	2,267	*	42,814
	1,820		36,149
P. D. Swisher	4,637	*	88,445
	4,486		87,612
*In connection with the Separation, each outstanding award held by the EQM General Partner's NEOs was converted into an award in respect of both shares of EQT common stock and Equitrans Midstream common stock. The awards marked with an asterisk represent awards that are denominated in EQT common stock.

(1)
This column reflects the aggregate number of performance awards (including accrued dividends) that vested in 2019 under (a) the EQT 2016 Incentive Performance Share Unit Program (EQT 2016 IPSUP) for Mr. Swisher and Ms. Charletta, (b) the second tranche of the EQT 2017 Value Driver Performance Share Unit Awards (EQT 2017 Value Driver Awards) for Messrs. Pietrandrea and Swisher and Ms. Charletta, (c) the EQT 2016 Restricted Stock Unit Award for Mr. Pietrandrea, (d) the first tranche of the EQT 2018 Value Driver Awards for Messrs. Pietrandrea and Swisher and Ms. Charletta, and (e) the first tranche of the restricted stock units under the 2018 EQT SIA for Messrs. Pietrandrea and Swisher. The performance awards under the EQT 2016 IPSUP were distributed in shares. The second tranche of the EQT 2017 Value Driver Awards, the EQT 2016 Restricted Stock Unit Awards, the first tranche of the EQT 2018 Value Driver Awards and the first tranche of the 2018 EQT SIA were distributed in cash. This column also reflects the aggregate number of 2019 Equitrans Midstream restricted shares that vested and were distributed under a restricted share award for Mr. Swisher in connection with his retirement in July 2019.

(2)
This column reflects the value realized upon vesting of the awards described in footnote (1) above. With respect to Mr. Swisher’s 2019 Equitrans Midstream restricted share award, this column also includes the value of accrued dividends, which were paid in cash. The value realized on vesting is calculated based upon the closing price of the applicable common stock on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Agreements and Plans
Equitrans Midstream maintains and has entered into certain agreements and plans (including those described above in “Narrative Disclosure to Summary Compensation Table and 2019 Grants of Plan-Based Awards Table”) that require Equitrans Midstream to provide compensation to the named executive officers, among others, in the event of a termination of employment or a change of control of Equitrans Midstream.
Agreements with the Named Executive Officers of Equitrans Midstream
Descriptions of the circumstances which trigger payments and benefits, the benefits that would be provided, how payment and benefit levels are determined and the material conditions and obligations applicable to the receipt of payments or benefits in the event of a termination of employment or a change of control of Equitrans Midstream under Equitrans Midstream’s agreements with Messrs. Karam, Oliver and Pietrandrea and Ms. Charletta will be described in Equitrans Midstream’s Disclosure Document. Equitrans Midstream’s SEC filings are available on the SEC’s website at www.sec.gov and on Equitrans Midstream’s website at www.equitransmidstream.com through the “Investors” link on the main page, followed by the “SEC Filings” page. The Corporate Secretary of the EQM General Partner will also provide a copy to you free of charge upon request.
Agreements with Former Named Executive Officers
Mr. Swisher was an executive officer of EQM and is covered by this discussion but no was longer serving as an executive officer at the end of 2019. In connection with his retirement in July 2019, and in consideration for his execution of a release in favor of Equitrans Midstream, Mr. Swisher retained 19% of his 2019 PSU Program award and became entitled to receive the benefit of such award to the extent and at the same time as other participants. Such award has a value of $0 assuming actual performance through the end of the performance period is consistent with performance through December 31, 2019. Mr. Swisher also received benefits with an aggregate value of $142,704 comprised of (i) shares of Equitrans Midstream common stock under his pro-rated 2019 Equitrans Midstream Restricted Stock Award with a value of $12,849 and a cash payment of $1,046 in respect of the dividends thereon; (ii) twelve months of benefits continuation with an aggregate value of $20,343, (iii) a payment of $19,708 in respect of unused vacation, and (iv) a pro-rata portion of his STIP payment with an aggregate value of $88,758. Upon his retirement, Mr. Swisher forfeited all other long-term incentive awards held by him.
Pay Ratio
EQM does not have any employees. The daily business operations of EQM are conducted by employees of Equitrans Midstream.
Compensation of Directors
Officers of Equitrans Midstream who also serve as directors of the EQM General Partner do not receive additional compensation for their service as directors. During 2019, directors of the EQM General Partner who were not also officers of Equitrans Midstream received cash compensation on a quarterly basis in the form of board and committee retainers. In addition, the Conflicts Committee members also received a meeting attendance fee. The structure of the 2019 fees is set forth below, and all fees are paid on a quarterly basis. The 2020 fees will be consistent with the 2019 fees, with the exception of the retainer for the Chair of the Conflicts Committee, which is $12,500 for 2020.

Compensation Feature	2019
Annual cash retainer - Board member	$65,000
Annual cash retainer - Committee Chair	Audit: $20,000 Conflicts: $10,000
Annual cash retainer - Committee member (excluding the chair)	Audit: $5,000 Conflicts: None
Meeting fees	Conflicts Committee: In person: $1,500 Telephonic: $750 All other meetings: None
In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings. EQM also provides non-employee directors with $20,000 of life insurance and $250,000 of travel accident insurance while traveling on business for EQM. To further EQM’s support for charitable giving, all directors are eligible to participate in the Matching Gifts Program of the Equitrans Midstream Foundation on the same terms as Equitrans Midstream employees and directors. Under this program, the Equitrans Midstream Foundation will match gifts of at least $100 made by a director to eligible charities, up to an aggregate total for each director of $50,000 in any calendar year.
On an annual basis, the EQM General Partner grants to each non-employee director phantom units as a vehicle to deliver compensation for their service on the Board. On January 1, 2019, the EQM General Partner granted to each non-employee director serving at that time phantom units with a value of $85,000 under the EQM General Partner’s 2012 Long-Term Incentive Plan (with the number of phantom units (1,970) determined by dividing the award value by the closing price of EQM’s common units on December 31, 2018 ($43.25) and rounding up to the next ten units). The phantom units were fully vested as of the grant date, with distribution equivalents accruing on such units. The phantom units (and the accrued distribution equivalents) will be converted into EQM common units on the date that the grantee ceases to be a director. For 2020, the value of the annual phantom unit award was increased to $95,000.
The table below shows the total 2019 compensation of EQM’s non-employee directors:

NAME	FEES EARNED OR PAID IN CASH ($) (1)	STOCK AWARDS ($) (2)	ALL OTHER COMPENSATION ($) (3)	TOTAL ($)
M.A. Bryson	91,000	85,203	75,454	251,657
K.M. Burke	69,731	85,203	11,527	166,461
L.E. Washington	86,000	85,203	57,998	229,201

(1)	Includes annual cash retainer, meeting fees and committee chair fees related to services rendered during 2019.

(2)
This column reflects the aggregate grant date fair values determined in accordance with FASB ASC Topic 718 for the phantom units awarded to each director during 2019. On January 1, 2019, the EQM General Partner granted 1,970 phantom units to each non-employee director. The grant date fair value is computed as the sum of the number of phantom units awarded on the grant date multiplied by the closing price of EQM’s common units on the business day prior to the grant date, which closing price was $43.25 on December 31, 2018.

(3)
This column reflects (i) accrued distributions on phantom units; (ii) annual premiums of $48.46 per director paid for life insurance and travel accident insurance policies ($24.23 for Mr. Burke) and (iii) the following matching gifts made to qualifying organizations under the Equitrans Midstream Foundation’s Matching Gifts Program: Mr. Bryson - $17,000 and Ms. Washington - $15,750.

Compensation Committee Interlocks and Insider Participation
As previously discussed, the Board is not required to maintain, and does not maintain, a compensation committee. Each of Messrs. Karam and Oliver and Ms. Charletta, who are directors of the EQM General Partner, are also executive officers of Equitrans Midstream. In addition, Mr. Cooper is also an officer of Equitrans Midstream. However, all compensation decisions with respect to each of these officers are made by the Equitrans Midstream MDC Committee and none of these individuals receives any compensation directly from EQM or the EQM General Partner for their service as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth the beneficial ownership of EQM's common units and Equitrans Midstream's common stock owned as of January 31, 2020, by:

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
Percentage of total units beneficially owned is based on 200,457,630 EQM common units outstanding as of January 31, 2020.

NAME OF BENEFICIAL OWNER (1)	EQM COMMON UNITS BENEFICIALLY OWNED (2) (3)	PERCENTAGE OF EQM COMMON UNITS BENEFICIALLY OWNED
M.A. Bryson (4)	21,268	*
K.M. Burke	5,920	*
D.M. Charletta(5)	3,246	*
R.J. Cooper	878	*
T.F. Karam	—	—
K.R. Oliver	—	—
B.P. Pietrandrea (6)	1,178	—
P.D. Swisher (7)	1,790	*
L.E. Washington	13,227	*
All directors and executive officers as a group (9 individuals)	47,507	*
 * Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQGP Services, LLC, 2200 Energy Drive, Canonsburg, Pennsylvania 15317, Attn: Corporate Secretary.

(2)	This column reflects the number of common units held of record or owned through a bank, broker or other nominee.

(3)
For Messrs. Bryson and Burke and Ms. Washington, this column also includes phantom units, including accrued distributions, to be settled in EQM common units, in the following amounts: Mr. Bryson - 17,093 units; Mr. Burke - 5,920 units; and Ms. Washington - 13,227 units.

(4)	EQM common units beneficially owned include 3,000 common units that are held in Mrs. Bryson’s revocable trust.

(5)	EQM common units beneficially owned include 1,000 common units held by Ms. Charletta’s spouse, over which Ms. Charletta has shared voting and investment authority.

(6)	EQM common units beneficially owned include 152 common units over which Mr. Pietrandrea has shared voting and investment authority.

(7)	Information regarding EQM common units beneficially owned by Mr. Swisher is based on information provided by Mr. Swisher as of January 2, 2020.
Percentage of total shares of Equitrans Midstream common stock beneficially owned is based on 254,929,098 shares outstanding as of January 31, 2020.

NAME (1)	NUMBER OF EQUITRANS MIDSTREAM SHARES BENEFICIALLY OWNED (2)	PERCENT OF CLASS (3)
M.A. Bryson	—	—
K.M. Burke	46,835	*
D.M. Charletta(4)	55,067	*
R.J. Cooper	18,752	*
T.F. Karam(5)	603,927	*
K.R. Oliver(6)	34,635	—
B.P. Pietrandrea	2,674	—
P.D. Swisher(7)	4,822	*
L.E. Washington	—	—
All directors and executive officers as a group (9 individuals)	766,712	*
 *           Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is c/o EQGP Services, LLC, 2200 Energy Drive, Canonsburg, Pennsylvania 15317, Attn: Corporate Secretary.

(2)
This column reflects shares held of record and shares owned through a bank, broker or other nominee, including shares owned through a 401(k) plan. For Messrs. Burke and Karam, this column includes deferred stock units, including accrued dividends, to be settled in Equitrans Midstream common stock, and over which the directors have no voting or investment power prior to settlement, in the following amounts: Mr. Burke - 42,336 units and Mr. Karam -3,444 units.

(3)
This column reflects the number of Equitrans Midstream shares beneficially owned as a percentage of the sum of Equitrans Midstream’s outstanding shares at January 31, 2020, and all options exercisable within 60 days of January 31, 2020.

(4)	Shares beneficially owned include 8,226 shares owned by Ms. Charletta’s husband, of which 66 shares are held in Ms. Charletta’s husband’s 401(k) plan.

(5)	Shares beneficially owned includes 450,000 shares that are held in E.T. Associates, L.P. of which Mr. Karam shares voting and investment authority.

(6)	Shares beneficially owned includes 18,650 shares that are held in a trust of which Mr. Oliver is a co-trustee and in which he shares voting and investment authority.

(7)	Information regarding Equitrans Midstream shares beneficially owned by Mr. Swisher is based on information provided by Mr. Swisher as of January 2, 2020.
The following table sets forth the beneficial ownership of each person known by EQM to be a beneficial owner of more than 5% of EQM's outstanding common units as of January 31, 2020:

NAME OF BENEFICIAL OWNER	EQM COMMON UNITS BENEFICIALLY OWNED	PERCENTAGE OF EQM UNITS BENEFICIALLY OWNED
Equitrans Midstream Corporation(1)	117,245,455	58.5%
2200 Energy Drive
Canonsburg, PA 15317
Tortoise Capital Advisors, L.L.C.(2)	11,608,884	5.8%
5100 W 115th Place
Leawood, KS 66211
Invesco Ltd. (3)	10,203,752	5.1%
1555 Peachtree Street NE, Suite 1800
Atlanta, GA 30309

(1)
Equitrans Midstream does not directly own any common units. “As of January 31, 2020, Equitrans Gathering Holdings, EQM GP Corp and EMH, each a wholly-owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 Class B units, respectively. As of January 31, 2020, Equitrans Midstream owned, directly or indirectly, 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing a 59.9% limited partner interest in EQM, excluding the Series A Preferred Units) and the entire non-economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM.”

(2)
Information provided by Tortoise Capital Advisors, L.L.C. on February 14, 2020 reporting that as of December 31, 2019 Tortoise Capital Advisors, L.L.C. has sole voting power and dispositive power over 625,324 EQM common units, shared voting power over 9,972,190 EQM common units and shared dispositive power over 10,983,560 EQM common units.

(3)
Information based on a SEC Schedule 13G filed on February 13, 2020 reporting that Invesco Ltd. has sole voting power over 10,203,752 EQM common units and sole dispositive power over 10,135,201 EQM common units.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2019 with respect to EQM common units that may be issued under the EQGP Services, LLC 2012 Long-Term Incentive Plan, which did not require approval by EQM's unitholders.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
	(A)	(B)	(C)
Equity Compensation Plans Approved by Unitholders	—	—	—
Equity Compensation Plans Not Approved by Unitholders	251,519	N/A	1,496,962 (1)
Total	251,519	N/A	1,496,962

(1)
The Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan authorizes the granting of awards in any of the following forms: phantom units, performance awards, restricted units, distribution equivalent rights, market-priced options to purchase units, unit appreciation rights, other unit-based awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on units, and cash-based awards.

EQGP Services, LLC 2012 Long-Term Incentive Plan
The former general partner of EQM adopted the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan for employees and non-employee directors of the general partner and any of its affiliates. In connection with the EQM IDR Transaction, the EQT Midstream Services, LLC 2012 Long-Term Incentive Plan was amended and restated as the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan and EQGP Services, LLC assumed sponsorship of the plan. The EQM General Partner may issue long-term equity based awards under the plan. EQM is responsible for the cost of awards granted under the plan. Employees and non-employee directors of the EQM General Partner or any affiliate, including subsidiaries, are eligible to receive awards under the plan.
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
As of February 1, 2020, Equitrans Midstream held a 59.9% limited partner interest (excluding the Series A Preferred Units) and the non-economic general partner interest in EQM.
EQM and its affiliates entered into certain extraordinary corporate transactions with EQT and its affiliates prior to the Separation and Distribution, and with Equitrans Midstream and its affiliates following the Separation and Distribution, in each case, other than with respect to EQM, as described in detail below. These agreements were not the result of arm’s-length negotiations and, as such, they or the underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.
EQM IDR Transaction
On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019 (the IDR Merger Agreement), by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP, a party to the IDR Merger Agreement, merged with and into EQGP (the Merger) with EQGP continuing as the surviving limited partnership and a wholly-owned subsidiary of EQM following the Merger, and (ii) each of (a) the IDRs, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding EQGP common units representing limited partner interests in EQGP were canceled, and, as consideration for such cancellation, certain affiliates of Equitrans Midstream received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units (Class B units), both representing limited partner interests in EQM, and EQGP Services, LLC (the EQM General Partner) retained the non-economic general partner interest in EQM (the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain affiliates of Equitrans Midstream. The Class B units are substantially similar in all respects to EQM's common units, except that the Class B units are not entitled to receive distributions of available cash until the applicable Class B unit conversion date (or, if earlier, a change of control). The Class B units are divided into three tranches, with the first tranche of 2,500,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2021, the second tranche of 2,500,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2022, and the third tranche of 2,000,000 Class B units becoming convertible at the holder’s option into EQM common units on April 1, 2023 (each, a Class B unit conversion date). Additionally, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM. After the applicable Class B unit conversion date (or, if earlier, a change of control), whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash.
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
See Note 6 for further information on the EQM IDR Transaction and Class B Units.

Shared Assets Transaction
On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with Equitrans Midstream pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM's operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentences, the Shared Assets Transaction). Further, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from Equitrans Midstream for $8.9 million cash consideration, reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price was subject to certain adjustments. Additionally, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the third quarter of 2019, an additional asset from Equitrans Midstream for a de minimus dollar amount reflecting the net book value of such asset as of September 30, 2019. EQM may, pursuant to the Assignment and Bill of Sale, acquire certain additional assets from Equitrans Midstream for additional cash consideration reflecting the net book value of in-service assets and expenditures made with respect to assets not yet in-service and/or may assume an additional facilities lease. The initial and subsequent purchase prices were funded utilizing EQM's $3 Billion Facility (defined in Note 12). Prior to the Shared Assets Transaction, EQM made quarterly payments to Equitrans Midstream based on fees allocated from Equitrans Midstream for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, that certain omnibus agreement (Equitrans Midstream Omnibus Agreement) among Equitrans Midstream, EQM and the EQM General Partner (as successor to the former EQM general partner) was amended and restated in order to, among other things, govern Equitrans Midstream's use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by Equitrans Midstream for expenses incurred by EQM in connection with such use.
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
Operational Stage
Distributions of available cash to common unitholders. EQM makes distributions of available cash to its common unitholders pro rata, including Equitrans Midstream as the holder of 117,245,455 EQM common units, in accordance with the terms of EQM’s limited partnership agreement.
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
Withdrawal or removal of the EQM General Partner. If the EQM General Partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
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
Equitrans Midstream Omnibus Agreement
On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM, and the EQM General Partner entered into an Omnibus Agreement (the Equitrans Midstream Omnibus Agreement). Pursuant to the Equitrans Midstream Omnibus Agreement, EQM agreed to provide Equitrans Midstream with a license to use the name “Equitrans” and related marks in connection with Equitrans Midstream’s business. The Equitrans Midstream Omnibus Agreement also provides for certain reimbursement obligations between Equitrans Midstream and EQM. The Equitrans Midstream Omnibus Agreement addresses the following matters:

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

On March 31, 2019, connection with the entry into the Assignment and Bill of Sale, the Equitrans Midstream Omnibus Agreement was amended and restated in order to, among other things, govern Equitrans Midstream’s use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by Equitrans Midstream for expenses incurred by EQM in connection with such use.
Secondment Agreement
On November 13, 2018, in connection with the Separation, Equitrans Midstream, EQM, and the Former EQM General Partner entered into a Secondment Agreement (the Secondment Agreement). The Secondment Agreement:

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
See Note 8 for the amounts and categories of expenses described above for which EQM was obligated to reimburse Equitrans Midstream pursuant to the Equitrans Midstream Omnibus Agreement and the Secondment Agreement, as applicable, for the year ended December 31, 2019.
See also Note 19 for a discussion of the transactions announced on February 27, 2020 with respect to Equitrans Midstream and EQT.
Agreements with EQT
Prior to the Separation and Distribution, EQT beneficially owned more than 5% of EQM’s common units and EQM and its affiliates entered into various agreements with EQT and its affiliates other than EQM, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of EQM, the IPO and EQM’s acquisitions from EQT. In addition, certain agreements and amendments entered into with EQT or certain of its affiliates following the Separation and Distribution are described below given EQT’s continued ownership of a retained interest in Equitrans Midstream. The below described agreements address, among other things, the acquisition of assets and the assumption of liabilities by EQM and its subsidiaries. These agreements were not the result of arm’s-length negotiations and, as such, they or the underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.

Omnibus Agreement
EQM and the Former EQM General Partner previously entered into an omnibus agreement with EQT, which was terminated in connection with the Separation. The omnibus agreement governed EQM’s relationship with EQT regarding certain reimbursement obligations between EQT and EQM, including EQM’s obligation to reimburse EQT and its affiliates for certain direct operating expenses paid on EQM’s behalf and EQM’s obligation to reimburse EQT and its affiliates for providing EQM corporate, general and administrative services and certain operation and management services pursuant to the operation and management services agreement with EQT, as described below under “Operation and Management Services Agreement.” EQM was also required to reimburse EQT for any additional state income, franchise or similar tax paid by EQT resulting from the inclusion of EQM (and its subsidiaries) in a combined state income, franchise or similar tax report with EQT as required by applicable law. The amount of any such reimbursement was limited to the tax that EQM (and its subsidiaries) would have paid had they not been included in a combined group with EQT. EQT also agreed pursuant to the omnibus agreement to provide EQM with a license to use the name “EQT” and related marks in connection with EQM’s business.
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

•
Bare steel replacement. EQT is required to reimburse EQM for bare steel replacement capital expenditures in the event that ongoing maintenance capital expenditures (other than capital expenditures associated with plugging and abandonment liabilities to be reimbursed by EQT) exceed $17.2 million (with respect to EQM’s assets at the time of the IPO) in any year. If such ongoing maintenance capital expenditures and bare steel replacement capital expenditures exceed $17.2 million during a year, EQT is required to reimburse EQM for the lesser of (i) the amount of bare steel replacement capital expenditures during such year and (ii) the amount by which such ongoing capital expenditures and bare steel replacement capital expenditures exceeds $17.2 million. This bare steel replacement reimbursement obligation is capped at an aggregate amount of $31.5 million over the ten years following the IPO. Since EQM's IPO through the date of Separation, EQM has been reimbursed approximately $30.7 million for bare steel replacement capital expenditures by EQT. Amounts reimbursed are recorded as capital contributions when received.

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

•
Taxes. Until 60 days after the expiration of any applicable statute of limitations, EQT will indemnify EQM for any income taxes attributable to operations or ownership of the assets prior to the closing of the IPO, including any such income tax liability of EQM and its affiliates that may result from EQM’s formation transactions.

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
On November 13, 2018, in connection with the Separation, EQT terminated the omnibus agreement. Simultaneously with the termination of the omnibus agreement, EQT, EQM and the Former EQM General Partner entered into an amended and restated omnibus agreement in order to memorialize the following indemnification or reimbursement obligations of EQM and EQT under the terminated omnibus agreement, which survive such termination:

•
EQT’s obligation to indemnify or reimburse EQM for losses or expenses relating to or arising from (i) certain plugging and abandonment obligations, (ii) certain bare steel replacement capital expenditures, (iii) certain preclosing tax liabilities, (iv) any claims related to Equitrans’ previous ownership of the Big Sandy Pipeline, and (v) any amounts owed to EQM by a third party that has exercised a contractual right of offset against amounts owed by EQT to such third party, in each case, as described above; and

•
EQM’s obligation to indemnify EQT for losses attributable to (i) the ownership or operation of EQM’s assets, and (ii) any amounts owed to EQT by a third party that has exercised a contractual right of offset against amounts owed by EQM to such third party.

In connection with the Separation, Equitrans Midstream assumed all of EQT’s obligations to indemnify and reimburse EQM described above, other than for those losses or expenses relating to or arising from plugging and abandonment obligations. During 2019, Equitrans Midstream reimbursed EQM approximately $0.7 million associated with bare steel replacement capital expenditures. As of December 31, 2019, Equitrans Midstream's reimbursement obligations associated with bare steel replacement capital expenditures has been capped.
See Note 8 for the amounts and categories of obligations described above for which EQT was obligated to indemnify and/or reimburse EQM pursuant to the omnibus agreement for the years ended December 31, 2019, 2018 and 2017.
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
See Note 8 for the amounts and categories of expenses described above for which EQM was obligated to reimburse EQT pursuant to the omnibus agreement, the secondment agreement and the operation and management services agreement, as applicable, with EQT for the years ended December 31, 2019, 2018 and 2017.
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
Neither EQT RE nor the RMP Group was obligated to pay any amounts as indemnification under the second amended and restated omnibus agreement for the year December 31, 2019.

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
The contribution and sale agreement also contemplated the sale to EQM of a preferred interest in EES, which at the time was an indirect wholly owned subsidiary of EQT. EES generates revenue from services provided to an LDC. This sale was completed on April 15, 2015. The consideration paid by EQM to EQT in connection with the acquisition of the preferred interest in EES was approximately $124.3 million. During the years ended December 31, 2019, 2018 and 2017, EQM received $11.0 million of distributions from EES in respect of its preferred interest.
Rice Water Services Acquisition
As a result of the EQM-RMP Merger, EQM acquired RMP’s interest in Rice Water Services (PA) LLC and Rice Water Services (OH) LLC (the Rice Water Entities) and, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (as further discussed below) and (ii) an option to purchase any water treatment facilities acquired by certain subsidiaries of EQT in such areas at the acquisition cost (collectively, the Option). RMP executed a Purchase and Sale Agreement with Rice Energy on November 4, 2015, pursuant to which RMP acquired from Rice Energy all of the outstanding limited liability company interests of the Rice Water Entities (the Rice Water Services Acquisition). The acquired business included Rice Energy's Pennsylvania and Ohio fresh water distribution systems and related facilities that provided access to 59.0 MMgal per day (49.0 MMgal per day in Pennsylvania and 10.0 MMgal in Ohio) of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio as of December 31, 2019. In connection with the Rice Water Services Acquisition, Rice Energy also granted RMP the Option. The closing of the Rice Water Services Acquisition occurred on November 4, 2015. The aggregate consideration paid by RMP to Rice Energy in connection with the acquisition of the Rice Water Entities and the receipt of the Option was $200 million in cash, which was funded with borrowings under RMP’s revolving credit facility.
Gas Gathering Agreements
EQM has engaged in discussions with EQT regarding the potential simplification of existing gathering and water services agreements. EQM cannot predict the final contractual terms, if any, which might result from such discussions or related financial, operational or other effects of any new agreements or amendments to such existing agreements, and the timing of resolution of such discussions.
For the years ended December 31, 2019, 2018 and 2017, EQT accounted for approximately 72%, 80% and 88%, respectively, of EQM’s gathering revenues.
Eureka Gas Gathering Agreements
On February 17, 2012, Eureka Hunter Pipeline, LLC entered into a gas gathering services agreement with Stone Energy Corporation (successor in interest to EQT) for gathering services subject to two separate Individual Transaction Confirmations

(each an “ITC”). Under ITC No. EHP-Stone-005, Eureka Midstream provides gathering services on the Lewis Wetzel Low Pressure Gas Gathering System and produced liquids gathering for a term of 8-year term (with year-to-year rollovers). Under the agreement, Eureka Midstream gathers EQT’s gas from the Mills Wetzel production area and delivers gas to a central production facility (Carbide Facility) for compression, dehydration, metering and delivery to the MarkWest Mobley Gas Processing Plant. Eureka Midstream is also responsible for separation of produced liquids at the Carbide Facility. Under ITC No. EHP-Stone-004, Eureka Midstream provides interruptible gathering services on its TCP Residue Lateral line, by accepting residue gas at the MarkWest Mobley Gas Processing Plant and delivering same to the Smithfield - Mobley TCO meter. The term of such service is month to month.
EQM Gas Gathering Agreements
On April 30, 2014, EQT entered into a gas gathering agreement (the Jupiter Gas Gathering Agreement) with EQT Gathering for gathering services on the Jupiter gathering system (Jupiter). The Jupiter Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which began on May 1, 2014. Under the agreement, EQT subscribed for approximately 225 MMcf per day of firm compression capacity which was available on Jupiter at that time. In the fourth quarter of 2014, EQM placed one compressor station in service and added compression at the two existing compressor stations in Greene County, Pennsylvania. This expansion added approximately 350 MMcf per day of compression capacity. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by 200 MMcf per day effective December 1, 2014 and by 150 MMcf per day effective January 1, 2015. In the fourth quarter of 2015, EQM completed an additional expansion project which brought the total Jupiter compression capacity to approximately 775 MMcf per day. EQT’s firm capacity subscribed under the Jupiter Gas Gathering Agreement increased by approximately 50 MMcf per day effective October 1, 2015 and approximately 150 MMcf per day effective November 1, 2015. The Jupiter Gas Gathering Agreement provides for separate terms of up to 10 years from the applicable in service date (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a monthly usage fee for volumes gathered in excess of firm compression capacity. In connection with the closing of EQT’s contribution of Jupiter to EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of EQM (EQM Gathering Opco), on May 7, 2014, the Jupiter Gas Gathering Agreement was assigned to EQM Gathering Opco.
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
The gas gathering agreement for gathering services in the Mercury, Pandora, Pluto and Saturn development areas (MPPS Gas Gathering Agreement) has a 10-year term (with year-to-year rollovers), beginning March 1, 2015. Under the agreement, EQT initially subscribed for approximately 200 MMcf per day of firm capacity then available in the Mercury development area, 40 MMcf per day of firm capacity in the Pluto development area and 220 MMcf per day of firm capacity in the Saturn development area. EQT’s firm capacity subscribed under the MPPS Gas Gathering Agreement increased by 100 MMcf per day effective December 1, 2015 related to the completed expansion project in the Pandora development area. An additional expansion project brought the total Saturn compression capacity to 300 MMcf per day effective November 1, 2016. During 2019, EQT agreed to waive the requirement that certain pressures in the Saturn system be reduced and compression be increased. EQT has agreed to separate 10-year terms (with year-to-year rollovers) for the compression capacity associated with each expansion project. EQT also agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. In connection with the closing of the NWV Gathering Acquisition, the MPPS Gas Gathering Agreement was assigned to EQM Gathering Opco.
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
Effective as of April 1, 2019, EQT and EPC entered into a gas gathering agreement (the Stonewall Valley Gathering Agreement) with EQM for gathering services with respect to production from natural gas wells from EQT’s Stonewall Valley Unit, Mingo Unit and Kevech Unit, all located in Washington County, PA. The Stonewall Valley Gathering Agreement has a

10-year term (with year-to-year rollovers), which begins on the "Earlier In-Service Date," which is defined as the first to occur of (i) the New Pipeline Phase II In-Service Date and (ii) the New Pipeline Phase III In-Service Date, as described in the Stonewall Valley Gathering Agreement.
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
On June 8, 2017, EQT and two third party producers entered into a 15-year (with year-to-year rollovers) gas gathering agreement with EQM Gathering Opco for gathering services on the Marianna Gathering System (the Marianna Gas Gathering Agreement), pursuant to which EQT will pay a fixed fee per dekatherm of natural gas, subject to certain annual and other adjustments, gathered by EQM Gathering Opco. During 2019, Equitrans connected EQT’s Gahagan Pad to the Marianna Gathering System. Under the Marianna Gas Gathering Agreement, EQT also dedicated approximately 10,100 acres and any future acreage EQT acquires within the dedication area during the term to EQM Gathering Opco.
On August 8, 2017, EQT entered into a 10-year (with year-to-year rollovers) gas gathering agreement with EQM Gathering for gathering services on the River Pad Gathering System (the River Pad Gas Gathering Agreement). Under the agreement, EQT has subscribed for approximately 30 MMcf per day of firm capacity that became available in the second quarter of 2018. Under the River Pad Gas Gathering Agreement, EQT also dedicated approximately 30,000 acres and any future acreage EQT acquires within the dedication area during the term to EQM Gathering Opco and agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity.
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
On February 12, 2018, EQT Energy and EPC executed a gas gathering agreement (the Hammerhead Gas Gathering Agreement) with EQM Gathering Opco to provide gathering and transmission services from receipt points on the Jupiter gathering system, Marianna gathering system and a gathering system in Washington County, Pennsylvania and delivery into the Texas Eastern Pipeline and the MVP. The Hammerhead Gas Gathering Agreement has a 20-year term (with year-to-year rollovers). A portion of the Hammerhead project is expected become operational in the first quarter of 2020 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin. The Hammerhead project has a targeted full in-service date of late 2020. Under the agreement, EQT has subscribed for approximately 1,200 million dekatherm (MDth) per day of firm gathering capacity during the life of the contract. The capacity reservation charge under the contract is fixed, subject to certain annual and other adjustments, including certain adjustments in the event the in-service date under the agreement has not occurred by the end of the third quarter of 2020. EQT has agreed to pay a usage fee for each dekatherm of natural gas gathered in excess of firm capacity. Effective as of June 1, 2019, the parties agreed that the western receipt point on the Jupiter Gathering System would be removed from the Hammerhead project, which is contemplated to save approximately $51 million in capital, and that capital would be redeployed in order to (i) connect Hammerhead to the DTI TL-360 downstream pipeline, and (ii) add a receipt point at Throckmorton with an associated MDQ of 600,000 Dth per day, and (iii) add incremental compression on the gathering system up to 1440 psig and extending high pressure-low pressure system upstream of the Throckmorton receipt point. These amendments were made in connection with other agreements of the parties relative to Claysville (Pisces) Gathering System described below.
On June 7, 2018, EQT Energy and EPC executed a gas gathering agreement with EQM for gathering services in the Claysville (Pisces) development area (the Claysville Gas Gathering Agreement). The Claysville Gas Gathering Agreement has a 10-year term (with year-to-year rollovers), which is expected to begin in the fourth quarter of 2020 following the in-service date of the Claysville (Pisces) Gathering System. Under the agreement, EQT initially subscribed for total firm capacity of approximately 200,000 MDth per day. The contracted firm capacity will increase to 300,000 MDth per day during the life of the contract. The capacity reservation charge under the contract is fixed, subject to certain annual and other adjustments. Effective as of June 1, 2019, EQT has agreed to a minimum volume commitment following the in-service date and a related deficiency charge for failure to flow gas at the agreed volume commitment in exchange for EQM’s agreement to provide both low-pressure and high-pressure service to each receipt point.
Legacy RMP Gas Gathering Agreements
As a result of the EQM-RMP Merger, the surviving entity acquired all of RMP's rights and assumed all of RMP's obligations under various gas gathering agreements with EQT and its affiliates, as described in detail below.
As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a fixed price per unit gathering and compression agreement executed on December 22, 2014 with Rice Energy (which was acquired by EQT as a result of the Rice Merger) that expires in December 2029. Pursuant to the agreement, EQM gathers natural gas on certain of the Washington and Greene Counties, Pennsylvania gathering systems acquired by EQM as a result of the EQM-RMP Merger and provides compression services. Under the agreement, EQM charges EQT a gathering fee of $0.30 per dekatherm and a compression fee of $0.07 per dekatherm per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 209,000 gross acres of EQT’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2019 and, subject to certain exceptions and limitations pursuant to the gas gathering and compression agreement, any future acreage certain affiliates of EQT acquire within these counties.
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
As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a fixed price per unit gathering and compression agreement executed on December 18, 2015 with Rice Energy (which was acquired by EQT as a result of the Rice Merger). Pursuant to the agreement, EQM gathers natural gas on the Washington County, Pennsylvania gathering system acquired by EQM as a result of the EQM-RMP Merger and provides compression services to EQT. The current term of this agreement expires in January 2021 with a 10-year extension term and renews on an annual basis after the expansion term. Under the agreement, EQM receives fixed gathering and compression fees per dekatherm, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers the Cracker Jack Area of Mutual Interest, which consists of approximately 29,000 gross acres of EQT’s acreage position in Washington County (the CJ AMI) as of December 31, 2019. Upon notice from EQT, EQM will be obligated to connect additional EQT wells within the CJ AMI. Following receipt of all necessary permits and rights of way relating to such additional connections, EQM will have three weeks for completion of each mile of pipeline required for such connection, with the exception of any pipeline to be located less than one mile from EQM's existing gathering system, for which the connection must be completed within eight weeks of receiving all necessary permits and rights of way.
Also, as a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under a 15-year, fixed price per unit gathering and compression agreement executed on October 21, 2015 with Rice Energy (which was acquired by EQT as a result of the Rice Merger). Pursuant to the agreement, EQM gathers natural gas on the Washington County, Pennsylvania gathering system acquired by EQM as a result of the EQM-RMP Merger and provides compression services to EQT. Under the agreement, EQM receives fixed gathering and compression fees per dekatherm, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 2,200 gross acres of EQT’s acreage position in Washington County as of December 31, 2019.
Effective as of December 16, 2016, in connection with an acquisition by EQT, EQT assumed the obligations under the Appalachia North Gathering System Gas Gathering Agreement, to which RMP was a party prior to the EQM-RMP Merger. As a result of the EQM-RMP Merger, the surviving entity assumed RMP’s obligations under this agreement to gather natural gas on the Washington County, Pennsylvania gathering system acquired by EQM as a result of the EQM-RMP Merger and provide compression services to EQT. Under the agreement, EQM receives fixed gathering and compression fees per dekatherm, each subject to annual adjustment for inflation based on the Consumer Price Index. The initial term of this agreement is until December 31, 2023 and it covers approximately 4,000 gross acres of EQT’s acreage position in Washington County as of December 31, 2019.
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
On November 25, 2015, Rice Poseidon Midstream LLC, which became an indirect wholly-owned subsidiary of EQM as a result of the EQM-RMP Merger, executed a fixed price per unit gas gathering agreement with a subsidiary of Rice Energy (which was acquired by EQT as a result of the Rice Merger). Pursuant to the agreement, EQM gathers and compresses natural gas on its Whipkey gathering system and connects its gathering system with the ASR gathering system. The primary term of this agreement expires in November 2025, with yearly evergreen renewal terms thereafter. EQM receives fixed gathering and compression fees per dekatherm. Additionally, it receives an interconnect fee on a monthly basis per dekatherm received at each applicable receipt point. All fees are subject to an annual adjustment based on the Consumer Price Index. This agreement covers approximately 2,200 gross acres of EQT’s gross acreage position in Greene County, Pennsylvania as of December 31, 2019. Under this agreement, EQT dedicates all gas from the subject acreage to the Whipkey gathering system.
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
Transportation Service and Precedent Agreements
For the years ended December 31, 2019, 2018 and 2017, EQM’s transportation agreements with EQT accounted for approximately 65%, 62% and 64%, respectively, of the natural gas throughput on EQM’s transmission and storage system and 56%, 47% and 54%, respectively, of EQM’s transmission revenues.
EQT Energy has contracted with Equitrans for firm transmission capacity with a primary term through October of 2024. The reserved capacity under this contract was 1,076 BBtu per day through August 1, 2016, is 1,035 BBtu through July 1, 2023 and will decrease as follows thereafter: 630 BBtu on July 1, 2023, 325 BBtu on September 1, 2023 and 30 BBtu on October 1, 2024. EQT Energy’s firm transportation agreement will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. In addition, during 2017, EQT Energy assumed a contract for 20 BBtu per day of firm transmission capacity with a primary term through June 30, 2024 which will automatically renew for one year periods upon the expiration of the primary term, subject to six months prior written notice by either party to terminate. On November 13, 2017, EQT acquired a contract for 105 BBtu per day of firm transmission capacity with a primary term through October 31, 2018, which automatically renewed on November 1, 2018 and November 1, 2019 and will continue to automatically renew for one year periods upon the expiration of the then-current term, subject to six months prior written notice by either party to terminate. EQM has also entered into agreements with EQT Energy to provide (i) interruptible transmission service, which is currently renewing automatically for one year periods, subject to six months prior written notice by either party to terminate; and (ii) interruptible wheeling service, which is currently renewing automatically for one year periods, subject to one month prior written notice by either party to terminate.
In January 2016, EQT Energy entered into a firm transportation agreement for 650 BBtu per day of firm transmission capacity on EQM’s Ohio Valley Connector pipeline. The firm transmission capacity became available when the pipeline began service on October 1, 2016. This agreement has a primary term through September 30, 2036.
EQT Energy is also party to a precedent agreement and service agreement with Equitrans for 300 BBtu per day of firm transmission capacity for a 20-year term utilizing proposed capacity that will be created by EQM’s proposed Equitrans, L.P. Expansion project. The firm reservation charges and EQT Energy's associated capacity commitment for the Equitrans, L.P. Expansion project will commence once MVP is placed in service, which EQM is targeting in late 2020.
In connection with the Marianna Gas Gathering Agreement, on August 7, 2017, EQT Energy entered into a two-year (with month-to-month rollovers) transportation service agreement with Equitrans, under which EQT Energy pays a fixed fee per dekatherm of natural gas transported under the agreement. The transmission agreement was effective on September 1, 2017.
In connection with the River Pad Gas Gathering Agreement, on July 25, 2017, EQT Energy entered into a 10-year (with year-to-year rollovers) transportation service agreement with Equitrans for approximately 30 MMcf per day of firm transportation capacity. The firm transmission capacity became available upon completion of the River Pad project, which was completed in the second quarter of 2018.
Storage Agreements
EQM is not currently a party to any firm storage agreements with EQT. EQM does, however, provide balancing, lending and parking services to EQT pursuant to Rate Schedule LPS. For the years ended December 31, 2019, 2018 and 2017, EQT accounted for approximately 9%, 3% and 2%, respectively, of EQM’s storage revenues.
Water Services Agreements
For the years ended December 31, 2019 and 2018, and for the period from November 13, 2017 through December 31, 2017, EQT represented 89%, 93% and substantially all of EQM's water service revenues, respectively.
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
In December 2018, Equitrans Water Services (PA), LLC executed three additional water services agreements with EQT Production Company to design, construct, operate and maintain fresh water systems for the purpose of providing fresh water services to support EQT’s well drilling, hydraulic fracturing and extraction work at several of its operations at various locations in Washington and Greene Counties, Pennsylvania:

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
The table below sets forth the revenues recognized by EQM with respect to the gathering, transmission and storage and water services agreements described above with EQT or its affiliates for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(Thousands)
DESCRIPTION OF REVENUE
Gathering	$833,223	$798,104	$450,374
Transmission	218,330	210,021	202,016
Water Service	71,073	103,164	13,549
Total	$1,122,626	$1,111,289	$665,939
Pipeline, Construction, Ownership and Operating Agreement
A subsidiary of EQT is party to a Pipeline, Construction, Ownership and Operating Agreement (the Whipkey Agreement) pursuant to which it owned a 60% working interest in a joint venture that owns a natural gas gathering pipeline in Greene County, Pennsylvania. The gathering pipeline owned by the joint venture is connected to seven producing wells operated by EQT. The Whipkey Agreement was contributed to RMP, which was acquired by EQM as a result of the EQM-RMP Merger, in connection with the closing of RMP’s IPO. RMP, prior to the EQM-RMP Merger, and EQM, following the EQM-RMP Merger, recognized approximately $3.1 million, $1.8 million and $2.1 million of revenue, respectively, during the years ended December 31, 2019, 2018 and 2017, respectively, pursuant to the Whipkey Agreement.
EQT Corporation Guaranty
EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $50 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of EQM providing such services. In January 2020, EQT's guaranty in relation to its transmission contracts with EQM increased to $131 million. In connection with the execution of the EQT Global GGA and related agreements, EQM agreed to relieve certain credit posting requirements for EQT under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch. See Note 15 for further discussion regarding EQM's exposure to credit risk. The guarantees will terminate upon EQT’s providing 30 days written notice.
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
EQM had no borrowings outstanding on the 364-Day Facility as of December 31, 2018 and 2017. There were no borrowing outstanding at any time during the year ended December 31, 2018 on the 364-Day Facility. During the year ended December 31, 2018, the maximum amount of EQM's outstanding borrowings under the 364-Day Facility at any time was $100 million, the average daily balance was approximately $23 million and the weighted average annual interest rate was 2.2%.
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

See also Note 19 for a discussion of the transactions announced on February 27, 2020 with respect to Equitrans Midstream and EQT.
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
For purposes of the policy, a “Related Person” is any director or executive officer of the EQM General Partner, any nominee for director, any unitholder known to EQM to be the beneficial owner of more than 5% of any class of EQM’s voting securities, and any immediate family member of any such person. A “Related Person Transaction” is generally a transaction in which EQM is, or any of its subsidiaries is, a participant, where the amount involved exceeds $120,000, and a Related Person has a direct or indirect material interest. Transactions resolved under the conflicts provision of EQM’s partnership agreement are not required to be reviewed or approved under the policy. Please read “Conflicts of Interest” below.
To assist management in making this determination, the policy sets forth certain categories of transactions that are deemed to be pre-approved by the Board under the policy. The transactions which are automatically pre-approved include (i) transactions involving employment of the EQM General Partner’s executive officers, as long as the executive officer is not an immediate family member of another of the EQM General Partner’s executive officers or directors and the compensation paid to such executive officer was approved by the Board; (ii) transactions involving compensation and benefits paid to the EQM General Partner’s directors for service as a director; (iii) transactions on competitive business terms with another company in which a director or immediate family member of a director is as an employee or executive officer, a director, or a beneficial owner of less than 10% of that company’s shares, provided that the amount involved does not exceed the greater of $1,000,000 or 2% of the other company’s consolidated gross revenues; (iv) transactions where the interest of the Related Person arises solely from the ownership of a class of equity securities of EQM, and all holders of that class of equity securities receive the same benefit on a pro rata basis; (v) transactions where the rates or charges involved are determined by competitive bids; (vi) transactions involving the rendering of services as a common or contract carrier or public utility at rates or charges fixed in conformity with law or governmental regulation; (vii) transactions involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services; and (viii) any charitable contribution, grant or endowment by EQM or any affiliated charitable foundation to a charitable or non-profit organization, foundation or university in which a Related Person’s only relationship is as an employee or a director or trustee, provided the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of the recipient’s consolidated gross revenues.
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

Item 14. Principal Accounting Fees and Services
Ernst & Young LLP served as EQM’s independent auditor for the year ended December 31, 2019. The following chart details the fees billed to EQM by Ernst & Young LLP during 2019 and 2018:

	Years Ended December 31,
	2019	2018
Audit fees (1)	$2,014,992	$817,920
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2,014,992	$817,920

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
All audit and permitted non-audit services must be pre-approved by the Audit Committee. The Audit Committee has delegated specific pre-approval authority with respect to audit and permitted non-audit services to the Chairman of the Audit Committee but only where pre-approval is required to be acted upon prior to the next Audit Committee meeting and where the aggregate audit and permitted non-audit services fees are not more than $75,000. The Audit Committee encourages management to seek pre-approval from the Audit Committee at its regularly scheduled meetings. In 2019, 100% of the professional fees reported as audit-related fees were pre-approved pursuant to the above policy.
The Audit Committee has approved the appointment of Ernst & Young LLP as EQM’s independent auditor to conduct the audit of EQM’s consolidated financial statements for the year ended December 31, 2020.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	1	Financial Statements	Page Reference
		Statements of Consolidated Operations for each of the three years in the period ended December 31, 2019	90
		Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2019	92
		Consolidated Balance Sheets as of December 31, 2019 and 2018	94
		Statements of Consolidated Equity for each of the three years in the period ended December 31, 2019	96
		Notes to Consolidated Financial Statements	97

	2	Financial Statement Schedules
		All schedules are omitted since the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules.
		The financial statements of the MVP Joint Venture, Series A are included in this filing as Exhibit 99.2 pursuant to Rule 3-09 of Regulation S-X.

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
2.6
Purchase and Sale Agreement, dated as of March 13, 2019, by and between EQM Midstream Partners, LP and North Haven Infrastructure Partners II Buffalo Holdings, LLC. Equitrans Midstream Corporation will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on March 15, 2019.
3.1(a)	Amended and restated Certificate of Limited Partnership of EQM Midstream Partners, LP. (formerly known as EQT Midstream Partners, LP), dated as of October 9, 2019.	Incorporated herein by reference to Exhibit 3.2 to Form 8-K (#001-35574) filed on October 10, 2019
3.2(a)	Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 10, 2019.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-35574) filed on April 10, 2019.
3.2(b)	First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated October 9, 2019.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-33574) filed on October 10, 2019.
3.3(a)	Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC), dated as of January 29, 2015.	Incorporated herein by reference to Exhibit 3.3 to EQT GP Holdings, LP's Form S-1 Registration Statement (#333-202053) filed on February 12, 2015.
3.3(b)	Certificate of Amendment to Certificate of Formation of EQGP Services, LLC (formerly known as EQT GP Services, LLC), dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.2 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.4(a)	Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of October 12, 2018.	Incorporated herein by reference to Exhibit 3.4 to EQGP Holdings, LP's Form 8-K (#001-37380) filed on October 15, 2018.
3.4(b)	First Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 3.5 to Form 8-K (#001-35574) filed on February 22, 2019.
3.4(c)	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of EQGP Services, LLC, dated October 9, 2019.	Incorporated herein by reference to Exhibit 3.3 to Form 8-K (#001-35574) filed on October 10, 2019.
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
4.7
Registration Rights Agreement, dated as of April 10, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 4.1 to Form 8-K (#001-35574) filed on April 10, 2019.
4.8	Description of Certain of Registrants' Securities.	Filed herewith as Exhibit 4.8.
10.1	Assignment and Assumption Agreement, dated as of March 30, 2015, by and among EQT Gathering, LLC, EQM Midstream Partners, LP (formerly known as EQT Midstream Partners, LP) and MVP Holdco, LLC.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2015.
10.2	Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, EQM Midstream Partners, LP, and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on November 13, 2018.
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
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on October 31, 2018.
10.5*	Form of Phantom Unit Award Agreement.	Incorporated herein by reference to Exhibit 10.6 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.6*	Form of Director and/or Executive Officer Indemnification Agreement.	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 Registration Statement (#333-179487) filed on June 5, 2012.
10.7(a)	Sublease Agreement, effective as of March 1, 2011, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
10.7(b)	Amendment of Sublease Agreement, dated as of April 5, 2012, by and between Equitrans, L.P. and EQT Production Company.	Incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Form S-1 Registration Statement (#333-179487) filed on May 10, 2012.
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
10.8
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR19837-1296, dated as of January 8, 2016 and amended through December 20, 2017, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.13 to Form 10-K (#001-35574) for the year ended December 31, 2017.
10.9(a)
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
10.9(b)
Amendment No. 1 to Jupiter Gas Gathering Agreement, dated as of December 17, 2014, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.24(b) to Form 10-K (#001-35574) for the year ended December 31, 2015.
10.9(c)
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
10.9(d)
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
Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2016.
10.9(e)	Amendment No. 4 to Jupiter Gas Gathering Agreement, dated as of June 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.	Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.9(f)
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
10.9(g)
Amendment No. 6 to Jupiter Gas Gathering Agreement, dated as of March 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by three asterisks [***].
Incorporated herein by reference to Exhibit 10.4 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2019.
10.10(a)
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
10.10(b)
Amendment No. 1 to Gas Gathering Agreement for the Mercury, Pandora, Pluto and Saturn Gas Gathering Systems, dated as of September 18, 2015, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.25(b) to Form 10-K (#001-35574) for the year ended December 31, 2015.
10.10(c)
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
10.10(e)
Amendment No. 3 to Gas Gathering for Mercury, Pandora, Pluto, and Saturn Gas Gathering Systems, dated June 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by [***].
Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2019.
10.11(a)
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
10.11(b)
Amendment No. 1 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated as of April 1, 2017, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand.
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2017.
10.11(c)
Amendment No. 2 to Gas Gathering Agreement for the WG-100 Gas Gathering System, dated June 1, 2019, by and among EQT Production Company and EQT Energy, LLC, on the one hand, and EQM Gathering Opco, LLC, on the other hand. Specific items in this exhibit have been redacted, as marked by [***].
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2019.
10.12(a)
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
Incorporated herein by reference to Exhibit 10.1 to Form 10-Q/A (#001-35574) filed on June 18, 2018.
10.12(b)
First Amendment to the Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of April 6, 2018, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC, RGC Midstream, LLC and Mountain Valley Pipeline, LLC. Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.
Filed herewith as Exhibit 10.12(b).
Each management contract and compensatory arrangement in which any director or any named executive officer participates has been marked with an asterisk (*)

Exhibits	Description	Method of Filing
10.13
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
Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2018.
10.14	Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and among Rice Drilling B LLC, RM Partners LP (formerly known as Rice Midstream Partners LP) and Alpha Shale Resources LP.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on December 22, 2014.
10.15(a)
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
10.15(b)
Second Amendment to Gas Gathering and Compression Agreement, dated June 1, 2019, by and among Rice Drilling B, LLC, Alpha Shale Resources, LP and RMP Partners, LP. Specific items in this exhibit have been redacted, as marked by [***].
Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2019.
10.16(a)
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
Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2018.
10.17	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.2 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.18	Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (OH) LLC.	Incorporated herein by reference to Exhibit 10.3 to Rice Midstream Partners LP's Form 8-K (#001-36789) filed on November 5, 2015.
10.19	Second Amended and Restated Omnibus Agreement, dated November 13, 2018, among EQT Corporation, RM Partners LP, EQM Midstream Management LLC, and EQM Poseidon Midstream LLC.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-35574) filed on November 13, 2018.
10.20
Amended and Restated Omnibus Agreement, dated as of March 31, 2019, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP, EQGP Services, LLC and, for limited purposes, EQM Midstream Services, LLC.
Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2019.
10.21	Secondment Agreement, dated November 13, 2018, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP, and EQM Midstream Services, LLC.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-35574) filed on November 13, 2018.
10.22
Letter Agreement, dated as of March 1, 2019, among RM Partners LP, Equitrans, L.P., Rice Drilling B LLC, EQM Gathering OPCO, LLC and Alpha Shale Resources LP. Specific items in this exhibit have been redacted, as marked by three asterisks [***].
Incorporated herein by reference to Exhibit 10.5 to Form 10-Q (#001-35574) for the quarterly period ended March 31, 2019.
10.23
Convertible Preferred Unit Purchase Agreement, dated as of March 13, 2019, by and among EQM Midstream Partners, LP and the Purchasers party thereto. EQM Midstream Partners, LP will furnish supplementally a copy of any omitted schedule and similar attachment to the SEC upon request.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on March 15, 2019.

10.24(a)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson MLP/Midstream Investment Company.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on March 19, 2019.
10.24(b)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Kayne Anderson Midstream/Energy Fund, Inc.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-35574) filed on March 19, 2019.
10.24(c)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Centaurus Capital LP.	Incorporated herein by reference to Exhibit 10.3 Form 8-K (#001-35574) filed on March 19, 2019.
10.24(d)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Opportunities Fund II LLC.	Incorporated herein by reference to Exhibit 10.4 to Form 8-K (#001-35574) filed on March 19, 2019.
10.24(e)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and MTP Energy Master Fund LLC.	Incorporated herein by reference to Exhibit 10.5 to Form 8-K (#001-35574) filed on March 19, 2019.
10.24(f)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Tortoise Direct Opportunities Fund II, LP.	Incorporated herein by reference to Exhibit 10.6 to Form 8-K (#001-35574) filed on March 19, 2019.
10.24(g)	Joinder Agreement, dated as of March 18, 2019, by and between EQM Midstream Partners, LP and Portcullis Partners, LP.	Incorporated herein by reference to Exhibit 10.7 to Form 8-K (#001-35574) filed on March 19, 2019.
10.25*	Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on February 22, 2019.
10.26
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR 20242-852, dated as of September 24, 2014 and amended through April 1, 2019, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.4 to Form 10-Q (#001-35574) for the quarterly period ended June 30, 2019.
10.27
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR19837-1296, dated as of January 8, 2016 and amended through January 9, 2020, by and between Equitrans, L.P. and EQT Energy, LLC.
Filed herewith as Exhibit 10.27.
10.28	Confidentiality, Non-Solicitation and Non-Competition Agreement, dated as of March 7, 2013, between EQT Corporation and Brian Pietrandrea.	Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2019.
10.29(a)	Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2014, between EQT Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2019.
10.29(b)	Second Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of January 1, 2015, between EQT Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.3 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2019.
10.29(c)	Third Amendment to Confidentiality, Non-Solicitation and Non-Competition Agreement, effective as of August 20, 2019, between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Incorporated herein by reference to Exhibit 10.4 to Form 10-Q (#001-35574) for the quarterly period ended September 30, 2019.
10.30	Term Loan Agreement, dated as of August 16, 2019, by and among EQM Midstream Partners, LP, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and the lenders party thereto.	Incorporated herein by reference to Exhibit 10.1 to the registrant's Form 8-K (#001-35574) filed on August 19, 2019.
21.1	List of Subsidiaries of EQM Midstream Partners, LP.	Filed herewith as Exhibit 21.1.
23.1	Consent of Independent Registered Public Accounting Firm (EQM Midstream Partners, LP).	Filed herewith as Exhibit 23.1.
23.2	Consent of Independent Registered Public Accounting Firm (Mountain Valley Pipeline, LLC - Series A).	Filed herewith as Exhibit 23.2.
31.1	Rule 13(a)-14(a) Certification of Principal Executive Officer.	Filed herewith as Exhibit 31.1.
31.2	Rule 13(a)-14(a) Certification of Principal Financial Officer.	Filed herewith as Exhibit 31.2.

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.	Filed herewith as Exhibit 32.
99.1	Non-GAAP Financial Information.	Filed herewith as Exhibit 99.1.
99.2	Mountain Valley Pipeline, LLC (Series A) financial statements.	Filed herewith as Exhibit 99.2.
101	Inline Interactive Data File.	Filed herewith as Exhibit 101.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith as Exhibit 104.
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
February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS F. KARAM	Chief Executive Officer and Chairman	February 27, 2020
Thomas F. Karam
(Principal Executive Officer)

/s/ KIRK R. OLIVER	Senior Vice President, Chief Financial Officer and Director	February 27, 2020
Kirk R. Oliver
(Principal Financial Officer)

/s/ BRIAN P. PIETRANDREA	Vice President and Chief Accounting Officer	February 27, 2020
Brian P. Pietrandrea
(Principal Accounting Officer)

/s/ DIANA M. CHARLETTA	Director	February 27, 2020
Diana M. Charletta

/s/ KENNETH M. BURKE	Director	February 27, 2020
Kenneth M. Burke

/s/ MICHAEL A. BRYSON	Director	February 27, 2020
Michael A. Bryson

/s/ ROBERT J. COOPER	Director	February 27, 2020
Robert J. Cooper

/s/ LARA E. WASHINGTON	Director	February 27, 2020
Lara E. Washington