Form 10-Q
period 2020-03-31
EQM Midstream Partners, LP
filed 2020-05-14
CIK 1540947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large Accelerated Filer	☒	Accelerated Filer	☐	Emerging Growth Company	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No  ☒
As of April 30, 2020, there were 200,457,630 Common Units and 7,000,000 Class B Units outstanding.

EXPLANATORY NOTE
As previously disclosed on EQM Midstream Partners, LP's (EQM) Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on April 29, 2020, the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the Quarterly Report) was delayed due to circumstances related to the coronavirus 2019 (COVID-19) pandemic. During the first quarter of 2020, EQM completed the implementation of the first phase of a new enterprise resources planning (ERP) system, which included, among other things, the cutover of a substantial majority of the EQM's financial systems. The COVID-19 pandemic has resulted in very limited access to EQM's facilities, primarily due to (i) a mandatory work-from-home directive initiated by the EQM General Partner's (defined herein) management for substantially all of EQM's workforce beginning on March 13, 2020 to ensure the safety of EQM's workforce and contractors as well as EQM's assets, and (ii) a state-wide stay-at-home order issued by the Governor of the Commonwealth of Pennsylvania on April 1, 2020, which have disrupted the timing of planned ERP system training for EQM's workforce and contractors involved in the preparation of this Quarterly Report. EQM relied on the SEC's March 25, 2020 Order (Release No. 34-88465) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Exchange Act), to delay the filing of this Quarterly Report.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP financial measure defined by EQM Midstream Partners, LP and its subsidiaries (collectively, EQM, we or us) as EQM's net income (loss) plus net interest expense, depreciation, amortization of intangible assets, impairment of long-lived assets, Preferred Interest (as defined below) payments, non-cash long-term compensation expense and separation and other transaction costs, less equity income, AFUDC (as defined below) – equity, unrealized gain (loss) on derivative instruments and adjusted EBITDA attributable to noncontrolling interest.
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
associated gas – natural gas that is produced as a byproduct of principally oil production activities.
British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one-degree Fahrenheit.
distributable cash flow – a supplemental non-GAAP financial measure defined by EQM as EQM's adjusted EBITDA less net interest expense excluding interest income on the Preferred Interest, capitalized interest and AFUDC – debt, ongoing maintenance capital expenditures net of expected reimbursements and cash distributions earned by Series A Preferred Unit (as defined in Note 1 to the consolidated financial statements) holders. The impact of noncontrolling interests is also excluded from the calculation of the adjustment items to distributable cash flow.
Equitrans Midstream Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its general partner, for limited purposes, EQM’s former general partner and Equitrans Midstream (defined below) in connection with the Separation (defined in Note 1 to the consolidated financial statements), pursuant to which, among other things, EQM agreed to provide Equitrans Midstream with a license to use the name "Equitrans" and related marks in connection with Equitrans Midstream’s business, and Equitrans Midstream agreed to provide EQM with, and EQM agreed to reimburse Equitrans Midstream for, certain operational, general and administrative services.
EQGP - EQGP Holdings, LP (formerly known as EQT GP Holdings, LP) and its subsidiaries.
Equitrans Midstream - Equitrans Midstream Corporation (NYSE: ETRN) and its subsidiaries.
EQT - EQT Corporation (NYSE: EQT) and its subsidiaries.
EQT Omnibus Agreement – the agreement, as amended and restated, entered into among EQM, its former general partner and EQT in connection the Separation (defined in Note 1 to the consolidated financial statements) to memorialize certain indemnification obligations between EQM and EQT.
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
gas – natural gas.
Minimum volume commitments (MVC or MVCs) – contracts for gathering or water services that obligate the customer to pay for a fixed amount of volumes either monthly, annually or over the life of the contract.
Mountain Valley Pipeline (MVP) – an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets.
Mountain Valley Pipeline, LLC (MVP Joint Venture) – a joint venture among EQM and, as applicable, affiliates of each of NextEra Energy, Inc., Consolidated Edison, Inc. (Con Edison), AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP and the MVP Southgate (defined below).

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
Unless context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in "Item 1. Financial Statements."

Abbreviations	Measurements
ASC - Accounting Standards Codification	Btu = one British thermal unit
ASU – Accounting Standards Update	BBtu = billion British thermal units
FASB – Financial Accounting Standards Board	Bcf = billion cubic feet
FERC – U.S. Federal Energy Regulatory Commission	Mcf = thousand cubic feet
GAAP – United States Generally Accepted Accounting Principles	MMBtu = million British thermal units
IDRs – incentive distribution rights	MMcf = million cubic feet
NYMEX -- New York Mercantile Exchange	MMgal = million gallons
NYSE - New York Stock Exchange
SEC – U.S. Securities and Exchange Commission

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Thousands, except per unit amounts)
Operating revenues (a)	$453,113	$389,782
Operating expenses:
Operating and maintenance (b)	38,422	27,883
Selling, general and administrative (b)	27,897	32,920
Separation and other transaction costs	4,104	3,513
Depreciation	61,114	47,065
Amortization of intangible assets	14,581	10,387
Impairments of long-lived assets (c)	55,581	—
Total operating expenses	201,699	121,768
Operating income	251,414	268,014
Equity income (d)	54,072	31,063
Other income (e)	4,330	2,210
Net interest expense (f)	54,531	49,356
Net income	255,285	251,931
Net income attributable to noncontrolling interest	3,607	—
Net income attributable to EQM	$251,678	$251,931

Calculation of limited partner common unit interest in net income:
Net income attributable to EQM	$251,678	$251,931
Less: Series A Preferred Units interest in net income	(25,501)	—
Limited partner interest in net income	$226,177	$251,931

Net income per limited partner common unit – basic(g)	$1.13	$1.63
Net income per limited partner common unit – diluted(g)	$1.08	$1.56

Weighted average limited partner common units outstanding – basic	200,495	154,259
Weighted average limited partner common units outstanding – diluted	232,100	161,259

Cash distributions declared per common unit (h)	$0.3875	$1.145

(a)	Operating revenues included related party revenues from EQT of approximately $303.8 million and $284.5 million for the three months ended March 31, 2020 and 2019, respectively.

(b)
For the three months ended March 31, 2020 and 2019, operating and maintenance expense included approximately $12.5 million and $10.5 million of charges from Equitrans Midstream Corporation (NYSE: ETRN) (Equitrans Midstream), respectively. For the three months ended March 31, 2020 and 2019, selling, general and administrative expense included charges from Equitrans Midstream of approximately $23.3 million and $27.9 million, respectively. See Note 7.

(c)	See Note 3 for disclosures regarding impairments of long-lived assets.

(d)	Represents equity income from the MVP Joint Venture. See Note 8.

(e)	See Note 10 for disclosures regarding derivative instruments.

(f)
Net interest expense included interest income on the Preferred Interest in EES of approximately $1.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. In addition, for the three months ended March 31, 2020, net interest expense included interest income on the Intercompany Loan and Rate Relief Note (both defined herein) of approximately $3.6 million and $1.3 million, respectively.

(g)	See Note 11 for disclosure regarding EQM's calculation of net income per limited partner unit (basic and diluted).

(h)	Represents the cash distributions declared related to the period presented. See Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Cash flows from operating activities:
Net income	$255,285	$251,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,114	47,065
Amortization of intangible assets	14,581	10,387
Impairments of long-lived assets (a)	55,581	—
Equity income(b)	(54,072)	(31,063)
AFUDC – equity	(236)	(2,346)
Non-cash long-term compensation expense	285	255
Gain on derivative instruments	(4,170)	—
Changes in other assets and liabilities:
Accounts receivable	2,346	(4,950)
Accounts payable	(5,506)	(72,188)
Other assets and other liabilities	(40,072)	(38,118)
Net cash provided by operating activities	285,136	160,973
Cash flows from investing activities:
Capital expenditures	(151,932)	(206,735)
Capital contributions to the MVP Joint Venture	(45,150)	(144,763)
Intercompany Loan to Equitrans Midstream	(650,000)	—
Principal payments received on the Preferred Interest	1,225	1,141
Net cash used in investing activities	(845,857)	(350,357)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	1,170,000	602,000
Payments on revolving credit facility borrowings	(350,000)	(145,000)
Payments for credit facility amendment fees	(2,740)	—
Distributions paid to common unitholders	(232,531)	(211,292)
Distributions paid to Series A Preferred unitholders	(25,501)	—
Net cash provided by financing activities	559,228	245,708

Net change in cash, restricted cash and cash equivalents	(1,493)	56,324
Cash, restricted cash and cash equivalents at beginning of period	15,760	17,515
Cash, restricted cash and cash equivalents at end of period (c)	$14,267	$73,839

Cash paid during the period for:
Interest, net of amount capitalized	$88,081	$88,240

(a)	See Note 3 for disclosure regarding impairments of long-lived assets.

(b)	Represents equity income from the MVP Joint Venture. See Note 8.

(c)	Includes $23.8 million of cash and cash equivalents and $50.0 million of cash escrowed as of March 31, 2019 associated with the Bolt-on Acquisition (as defined in Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
	(Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,267	$15,760

Accounts receivable (net of allowance for credit losses of $3,047 and allowance for doubtful accounts of $285 as of March 31, 2020 and December 31, 2019, respectively) (a)(b)	249,061	254,109
Other current assets	39,279	25,004
Total current assets	302,607	294,873

Property, plant and equipment	8,561,359	8,572,499
Less: accumulated depreciation	(821,128)	(857,377)
Net property, plant and equipment	7,740,231	7,715,122

Investment in unconsolidated entity	2,465,827	2,324,108
Goodwill	486,698	486,698
Net intangible assets	765,205	797,439
Notes receivable from Equitrans Midstream (c)	845,820	—
Other assets	251,666	196,779
Total assets	$12,858,054	$11,815,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,814	$126,786
Due to Equitrans Midstream	30,297	39,009
Capital contributions payable to the MVP Joint Venture	87,647	45,150
Accrued interest	44,662	73,366
Accrued liabilities	31,009	31,550
Total current liabilities	297,429	315,861

Revolving credit facility borrowings (d)	1,722,500	902,500
Long-term debt	4,860,096	4,859,499
Contract liability (e)	247,342	—
Regulatory and other long-term liabilities	78,099	78,397
Total liabilities	7,205,466	6,156,257

Equity:
Series A Preferred Units (24,605,291 units issued and outstanding at each of March 31, 2020 and December 31, 2019)	1,183,814	1,183,814
Common (200,457,630 units issued and outstanding at each of March 31, 2020 and December 31, 2019, respectively)	4,003,188	4,020,601
Class B (7,000,000 units issued and outstanding at each of March 31, 2020 and December 31, 2019, respectively)	4,810	(2,822)
Noncontrolling interest (f)	460,776	457,169
Total equity	5,652,588	5,658,762
Total liabilities and equity	$12,858,054	$11,815,019

(a)	Accounts receivable as of March 31, 2020 and December 31, 2019 included approximately $183.4 million and $175.2 million, respectively, of related party accounts receivable from EQT.

(b)	See Note 1 for a discussion of the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

(c)	See Notes 6 and 7 for disclosures regarding the notes receivable from Equitrans Midstream.

(d)
As of March 31, 2020, EQM had aggregate borrowings outstanding of approximately $1,430 million and $293 million on its Amended $3 Billion Facility and the Eureka Credit Facility, respectively (as each is defined in Note 9). As of December 31, 2019, EQM had aggregate borrowings outstanding of approximately $610 million and $293 million on its Amended $3 Billion Facility and the Eureka Credit Facility, respectively. See Note 9 for further detail.

(e)	See Note 6 for disclosure regarding EQM's contract liabilities.

(f)	Noncontrolling interest as of March 31, 2020 and December 31, 2019 represents third-party ownership in Eureka Midstream Holdings, LLC (Eureka Midstream). See Note 2 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Statements of Consolidated Equity (Unaudited)

	Limited Partners
	Series A Preferred Units	Common Units	Class B Units	General Partner	Noncontrolling Interest	Total Equity
	(Thousands, except per unit amounts)
Balance at January 1, 2019	$—	$4,783,673	$—	$29,626	$—	$4,813,299
Net income	—	246,699	3,465	1,767	—	251,931
Equity-based compensation plans	—	255	—	—	—	255
Distributions paid to common unitholders ($1.13 per common unit)	—	(136,117)	—	(75,175)	—	(211,292)
Net contributions from EQT	—	—	—	—	—	—
Equity restructuring associated with the EQM IDR Transaction (as defined in Note 1)	—	(42,305)	(1,477)	43,782	—	—
Balance at March 31, 2019	$—	$4,852,205	$1,988	$—	$—	$4,854,193

Balance at January 1, 2020	$1,183,814	$4,020,601	$(2,822)	$—	$457,169	$5,658,762
Net income	25,501	218,545	7,632	—	3,607	255,285
Equity-based compensation plans	—	285	—	—	—	285
Distributions paid to common unitholders ($1.16 per common unit)	—	(232,531)	—	—	—	(232,531)
Distributions paid to Series A Preferred unitholders ($1.0364 per Series A Preferred Unit (as defined in Note 1))	(25,501)	—	—	—	—	(25,501)
Adoption of Topic 326 (see Note 1)	—	(3,712)	—	—	—	(3,712)
Balance at March 31, 2020	$1,183,814	$4,003,188	$4,810	$—	$460,776	$5,652,588

The accompanying notes are an integral part of these consolidated financial statements.

EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.	Financial Statements
Organization
EQM Midstream Partners, LP and subsidiaries (collectively, EQM) is a growth-oriented Delaware limited partnership formed by EQT in January 2012. Prior to the completion of the EQM IDR Transaction (defined below), EQM Midstream Services, LLC was the general partner of EQM (the former EQM general partner). Following the consummation of the EQM IDR Transaction, EQGP Services, LLC, a wholly owned indirect subsidiary of Equitrans Midstream, became the general partner of EQM (the EQM General Partner). References in these consolidated financial statements to Equitrans Midstream refer collectively to Equitrans Midstream Corporation and its consolidated subsidiaries, as applicable.
On February 21, 2018, EQT announced its plan to separate its midstream business, which was composed of the separately operated natural gas gathering, transmission and storage and water services operations of EQT (collectively, the Midstream Business), from its upstream business, which was composed of the natural gas, oil and natural gas liquids development, production and sales and commercial operations of EQT (the Separation). On November 12, 2018, the Separation was effected through a series of transactions that culminated in EQT's contribution of the Midstream Business to Equitrans Midstream.
On February 22, 2019, Equitrans Midstream completed a simplification transaction pursuant to that certain Agreement and Plan of Merger, dated as of February 13, 2019, by and among Equitrans Midstream and certain related parties, pursuant to which, among other things, (i) Equitrans Merger Sub, LP merged with and into EQGP (the IDR Merger), with EQGP continuing as the surviving limited partnership and a wholly owned subsidiary of EQM following the IDR Merger, and (ii) each of (a) the IDRs in EQM, (b) the economic portion of the general partner interest in EQM and (c) the issued and outstanding common units representing limited partner interests in EQGP were canceled, and, as consideration for such cancellation, certain affiliates of Equitrans Midstream received on a pro rata basis 80,000,000 newly-issued EQM common units and 7,000,000 newly-issued Class B units, both representing limited partner interests in EQM (EQM common units and Class B units, respectively), and the EQM General Partner retained the non-economic general partner interest in EQM (such transactions, collectively, the EQM IDR Transaction). Additionally, as part of the EQM IDR Transaction, the 21,811,643 EQM common units held by EQGP were canceled and 21,811,643 EQM common units were issued pro rata to certain subsidiaries of Equitrans Midstream. See Note 4 for further information on the Class B units.
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
On March 13, 2019, EQM entered into a Convertible Preferred Unit Purchase Agreement (inclusive of certain Joinder Agreements entered into on March 18, 2019, the Preferred Unit Purchase Agreement) with certain investors to issue and sell in a private placement (the EQM Private Placement) an aggregate of 24,605,291 Series A perpetual convertible preferred units representing limited partner interests in EQM (the Series A Preferred Units) for a cash purchase price of $48.77 per Series A Preferred Unit (the Series A Preferred Unit Purchase Price), resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the EQM Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition (defined in Note 2) and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The EQM Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019. See Note 4 for further information on the Series A Preferred Units and Note 2 for further information on the Bolt-on Acquisition.
EQM Merger
On February 26, 2020, EQM, Equitrans Midstream, EQM LP Corporation, a wholly owned subsidiary of Equitrans Midstream (EQM LP), LS Merger Sub, LLC, a wholly owned subsidiary of EQM LP (Merger Sub) and the EQM General Partner, entered into an Agreement and Plan of Merger (the EQM Merger Agreement), pursuant to which Merger Sub will merge with and into EQM (the EQM Merger), with EQM continuing and surviving as an indirect, wholly owned subsidiary of Equitrans Midstream following the EQM Merger. Following the EQM Merger, EQM will no longer be a publicly traded entity. EQM expects the

EQM Merger to close in June 2020, subject to customary closing conditions, including approvals of EQM's limited partners and Equitrans Midstream's shareholders. See Note 2 for further information on the EQM Merger.
Preferred Restructuring Agreement
In addition, on February 26, 2020, Equitrans Midstream and EQM entered into a Preferred Restructuring Agreement (the Restructuring Agreement) with all of the holders of the Series A Preferred Units (such investors, collectively, the Investors), pursuant to which the parties thereto agreed that: (i) EQM will redeem $600 million aggregate principal amount of the Investors' Series A Preferred Units issued and outstanding immediately prior to the Restructuring Closing (as defined in Note 4) for cash at 101% of the Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) after giving effect to such redemption, each remaining issued and outstanding Series A Preferred Unit will be exchanged for 2.44 shares of a newly authorized and created series of preferred stock, without par value, of Equitrans Midstream, convertible into Equitrans Midstream common stock (the Equitrans Midstream Preferred Shares) on a one for one basis (the Equitrans Midstream Private Placement), in each case, in connection with the occurrence of the “Series A Change of Control” (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of EQM (as amended, the EQM Partnership Agreement)) that will occur upon the closing of the EQM Merger (collectively, the Restructuring). The Restructuring is expected to close substantially concurrent with the closing of the EQM Merger, subject to the delivery of certain closing deliverables and certain closing conditions. See Note 4 for further information on the Restructuring Agreement.
As of March 31, 2020, Equitrans Midstream held a 59.9% limited partner interest in EQM, excluding the Series A Preferred Units, and the non-economic general partner interest in EQM.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments, unless otherwise disclosed in this Quarterly Report on Form 10-Q) necessary for a fair presentation of the financial position of EQM as of March 31, 2020 and December 31, 2019, the results of its operations and equity for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with EQM's Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP.
Due to the seasonal nature of EQM's utility customer contracts, the interim statements for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
EQM and its subsidiaries, including Eureka Midstream, do not have any employees. Operational, management and other services for EQM and its subsidiaries are provided by the directors and officers of the EQM General Partner and employees of Equitrans Midstream.
For further information, refer to EQM's annual consolidated financial statements and related notes in EQM’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this standard eliminated the probable initial recognition threshold in then current GAAP, and, in its place, requires an entity to recognize its current estimate of all expected credit losses. The amendments affected loans, debt securities, trade receivables, contract assets, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope of the standard that have the contractual right to receive cash. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326). The update provides entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The update clarifies and addresses stakeholders' specific issues in ASU 2016-13.

EQM adopted the standard on January 1, 2020 using the modified retrospective method for all financial assets recorded at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. EQM's current expected credit loss (CECL) methodology considers risks of collection based on a customer’s current credit status. The standard requires an entity to assess whether financial assets share similar risk characteristics and, if so, group such assets in a pool. Customer balances are aggregated for evaluation based on their credit risk rating, which takes into account changes in economic factors that impact a customer’s ability to meet its financial obligations. EQM's CECL methodology assigns a reserve, even if remote, to each customer based on credit risk. The table below summarizes the changes in the allowance for credit losses by outstanding receivable for the three months ended March 31, 2020:

	Accounts Receivable	Contract Asset (a)	Preferred Interest in EES (b)	Total
Balance at December 31, 2019	$(285)	$—	$—	$(285)
Adoption of Topic 326	(2,702)	—	(1,010)	(3,712)
Provision for expected credit losses	(60)	(116)	(11)	(187)
Balance at March 31, 2020	$(3,047)	$(116)	$(1,021)	$(4,184)

(a)	Included in other current assets in the consolidated balance sheets.

(b)	Included in other assets in the consolidated balance sheets.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. EQM adopted the standard on January 1, 2020. The adoption of this standard did not have an impact on EQM's financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Amended $3 Billion Facility, the Amended 2019 EQM Term Loan Agreement and the Eureka Credit Facility, which use the London Inter-Bank Offered Rate (LIBOR) as a reference rate, and is effective immediately, but is only available through December 31, 2022. EQM is currently evaluating the potential impact of this standard on its consolidated financial statements.
2.    Acquisitions and Mergers
EQM Merger
As discussed in Note 1, on February 26, 2020, EQM, Equitrans Midstream, EQM LP, Merger Sub and the EQM General Partner entered into the EQM Merger Agreement, pursuant to which Merger Sub will merge with and into EQM, with EQM continuing and surviving as an indirect, wholly owned subsidiary of Equitrans Midstream following the EQM Merger. Following the EQM Merger, EQM will no longer be a publicly traded entity. EQM expects the EQM Merger to close in June 2020, subject to customary closing conditions, including approvals of EQM’s limited partners and Equitrans Midstream's shareholders. The Equitrans Midstream Special Meeting (defined herein) and the EQM Special Meeting (defined herein) are both scheduled to be held on June 15, 2020.
Under the terms of the EQM Merger Agreement, and subject to the satisfaction or waiver of certain conditions therein, at the effective time of the EQM Merger (the Effective Time), subject to applicable tax withholding, (i) each outstanding EQM common unit, other than EQM common units owned by Equitrans Midstream and its subsidiaries, will be converted into the right to receive (assuming no adjustment contemplated in the EQM Merger Agreement) 2.44 shares of Equitrans Midstream common stock (the Merger Consideration); (ii) (x) $600.0 million aggregate principal amount of the Series A Preferred Units issued and outstanding immediately prior to the Effective Time will be redeemed by EQM for cash at 101% of the Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (y) after giving effect to such redemption, each remaining issued and outstanding Series A Preferred Unit will be exchanged for 2.44 Equitrans Midstream Preferred Shares; and (iii) each outstanding phantom unit relating to an EQM common unit issued pursuant to the Amended and Restated EQGP Services, LLC 2012 Long-Term Incentive Plan, dated as of February 22, 2019 (the EQM LTIP), and any other award issued pursuant to the EQM LTIP, whether vested or unvested, will be converted into the right to receive, with respect to each EQM common unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). The limited partner interests in EQM owned by Equitrans

Midstream and its subsidiaries (including the Class B units) will remain outstanding as limited partner interests in the surviving entity. The EQM General Partner will continue to own the non-economic general partner interest in the surviving entity.
EQM agreed to, and the EQM General Partner will use its reasonable best efforts to cause its and EQM's and its subsidiaries' representatives to, cease and cause to be terminated any discussions or negotiations with any person conducted prior to the execution of the EQM Merger Agreement with respect to an alternative proposal, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative business combinations, subject to certain exceptions with respect to unsolicited proposals received by EQM. In addition, EQM has agreed to call a special meeting of the limited partners of EQM (the EQM Special Meeting) to approve the EQM Merger Agreement. The Conflicts Committee of the Board of Directors of the EQM General Partner (the EQM Conflicts Committee) may, subject to certain conditions, change its recommendation in favor of approval of the EQM Merger Agreement and the EQM Merger if, in connection with receipt of a superior proposal or the occurrence of a Partnership Changed Circumstance (as defined in the EQM Merger Agreement), it determines in good faith that failure to take such action would constitute a breach of, or otherwise be inconsistent with, its duties under applicable law, as modified by the EQM Partnership Agreement. However, even if the EQM Conflicts Committee changes its recommendation, the EQM Merger Agreement requires EQM to submit the EQM Merger Agreement for approval by the limited partners of EQM.
The EQM Merger Agreement contains representations and warranties from the parties and indemnification obligations, and each party has agreed to certain covenants, including, among others, covenants relating to, among others, (i) the conduct of business during the interim period between the execution of the EQM Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the EQM Merger to be consummated. Completion of the EQM Merger is conditioned upon, among others: (i) approval (the Partnership Approval) of the EQM Merger Agreement and the EQM Merger by holders of a majority of the outstanding EQM common units, Class B units, and Series A Preferred Units, with such Series A Preferred Units treated as EQM common units on an as-converted basis, voting together as a single class at the EQM Special Meeting; (ii) approval (the Equitrans Midstream Shareholder Approval) of the issuance of Equitrans Midstream common stock as Merger Consideration and the issuance of the Equitrans Midstream Preferred Shares by a majority of votes cast at a special meeting of holders of shares of Equitrans Midstream common stock (the Equitrans Midstream Special Meeting); (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the EQM Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4, and no stop order suspending the effectiveness of such registration statement, relating to the issuance of shares of Equitrans Midstream common stock pursuant to the EQM Merger Agreement; (v) approval for listing on the NYSE of the shares of Equitrans Midstream common stock issuable pursuant to the EQM Merger Agreement; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; (vii) the delivery of a tax opinion to Equitrans Midstream in form and substance approved by EQT, satisfying the requirements of an unqualified tax opinion (as defined in the Tax Matters Agreement, dated November 12, 2018, between EQT and Equitrans Midstream (the Tax Matters Agreement)) with respect to the transactions contemplated by the EQM Merger Agreement; (viii) compliance with, or waiver, if permissible, by the respective parties in all material respects with their respective covenants; and (ix) closing of the Restructuring.
The EQM Merger Agreement contains provisions granting each of Equitrans Midstream and EQM the right to terminate the EQM Merger Agreement for certain reasons, including, among others, (i) by the mutual written consent of Equitrans Midstream and EQM; (ii) if the EQM Merger has not been consummated on or before August 26, 2020; (iii) if any law, injunction, judgment or ruling enacted, promulgated, issued, entered, amended or enforced by any governmental authority shall be in effect, and has become final and nonappealable, enjoining, restraining, preventing or prohibiting the consummation of the transactions contemplated by the EQM Merger Agreement or making the consummation of the transactions contemplated by the EQM Merger Agreement illegal; (iv) if the EQM Special Meeting shall have concluded and the Partnership Approval shall not have been obtained; (v) if the Equitrans Midstream Special Meeting shall have concluded and the Equitrans Midstream Shareholder Approval shall not have been obtained; or (vi) if a Partnership Adverse Recommendation Change (as defined in the EQM Merger Agreement) shall have occurred prior to receipt of the Partnership Approval (provided that EQM may only terminate as a result of Partnership Changed Circumstances (as defined in the EQM Merger Agreement)).
The EQM Merger Agreement contains provisions granting Equitrans Midstream the right to terminate the EQM Merger Agreement for certain reasons, including (a) if EQM or the EQM General Partner shall have breached or failed to perform its representations, warranties, covenants or agreements set forth in the EQM Merger Agreement, which breach or failure (x) would give rise to a failure of certain of the conditions to Equitrans Midstream's obligations to consummate the transactions contemplated by the EQM Merger Agreement and (y) is incapable of being cured or is not cured within the earlier of 30 days of written notice of such breach or failure by Equitrans Midstream, provided Equitrans Midstream shall not have the right to terminate if Equitrans Midstream, EQM LP or Merger Sub are in material breach of any of their representations, warranties, covenants or agreements contained in the EQM Merger Agreement, or (b) prior to receipt of Partnership Approval, EQM is in Willful Breach (as defined in the EQM Merger Agreement) of its obligations set forth under the non-solicitation provisions of the EQM Merger Agreement, provided Equitrans Midstream shall not have the right to terminate if Equitrans Midstream, EQM

LP or Merger Sub are in material breach of any of its representations, warranties, covenants or agreements contained in the EQM Merger Agreement.
The EQM Merger Agreement contains provisions granting EQM the right to terminate the EQM Merger Agreement if (a) Equitrans Midstream has breached or failed to perform its representations, warranties, covenants or agreements set forth in the EQM Merger Agreement, which breach or failure (1) would give rise to a failure of certain of the conditions to EQM's obligations to consummate the transactions under the EQM Merger Agreement and (2) is incapable of being cured or is not cured within the earlier of 30 days of written notice of such breach or failure by EQM, provided EQM shall not have the right to terminate if EQM or the EQM General Partner is in material breach of any of its representations, warranties, covenants or agreements contained in the EQM Merger Agreement or (b) prior to receipt of the Partnership Approval, in order to enter into an agreement providing for a Superior Proposal (as defined in the EQM Merger Agreement). Upon termination of the EQM Merger Agreement under certain circumstances, EQM will be obligated to (i) pay Equitrans Midstream a termination fee equal to $36.5 million and/or (ii) reimburse Equitrans Midstream for its expenses in an amount not to exceed $10 million. The EQM Merger Agreement also provides that upon termination of the EQM Merger Agreement under certain circumstances, Equitrans Midstream will be obligated to reimburse EQM for its expenses in an amount not to exceed $10 million.
EQM recorded $4.1 million in expenses related to the EQM Merger and the EQT Global GGA (defined in Note 3) during the three months ended March 31, 2020. The expenses primarily include advisor, legal and accounting fees related to the transactions and are included in separation and other transaction costs in the statements of consolidated operations.
Bolt-on Acquisition
On March 13, 2019, EQM entered into a Purchase and Sale Agreement with North Haven Infrastructure Partners II Buffalo Holdings, LLC (NHIP), an affiliate of Morgan Stanley Infrastructure Partners, pursuant to which EQM acquired from NHIP a 60% Class A interest in Eureka Midstream and a 100% interest in Hornet Midstream Holdings, LLC (Hornet Midstream) (collectively, the Bolt-on Acquisition) for total consideration of approximately $1.04 billion, composed of approximately $852 million in cash, net of purchase price adjustments, and approximately $192 million in assumed pro-rata debt. At the time of the acquisition, Eureka Midstream owned a 190-mile gathering header pipeline system in Ohio and West Virginia that services both dry Utica and wet Marcellus Shale production and Hornet Midstream owned a 15-mile, high-pressure gathering system in West Virginia that connects to the Eureka Midstream system. The Bolt-on Acquisition closed on April 10, 2019 and was funded through proceeds from the EQM Private Placement that closed concurrently with the Bolt-on Acquisition. See Note 4 for further information regarding the EQM Private Placement.
The Bolt-on Acquisition was accounted for as a business combination using the acquisition method. As a result of the acquisition, EQM recognized $99.7 million of goodwill, which was allocated to the Gathering segment. Such goodwill primarily related to additional commercial opportunities, a diversified producer customer mix, increased exposure to dry Utica and wet Marcellus acreage and operating leverage within the Gathering segment. The purchase price allocation and related adjustments were finalized during the fourth quarter of 2019. The following table summarizes the final purchase price and allocation of the fair value of the assets acquired and liabilities assumed in the Bolt-on Acquisition as of April 10, 2019 by EQM, as well as certain measurement period adjustments made subsequent to EQM's initial valuation.

(in thousands)	Preliminary Purchase Price Allocation (As initially reported)	Measurement Period Adjustments(a)	Purchase Price Allocation (As adjusted)
Consideration given:
Cash consideration(b)	$861,250	$(11,404)	$849,846
Buyout of portion of Eureka Midstream Class B Units and incentive compensation	2,530	—	2,530
Total consideration	863,780	(11,404)	852,376

Fair value of liabilities assumed:
Current liabilities	52,458	(9,857)	42,601
Long-term debt	300,825	—	300,825
Other long-term liabilities	10,203	—	10,203
Amount attributable to liabilities assumed	363,486	(9,857)	353,629

Fair value of assets acquired:
Cash	15,145	—	15,145
Accounts receivable	16,817	—	16,817
Inventory	12,991	(26)	12,965
Other current assets	882	—	882
Net property, plant and equipment	1,222,284	(8,906)	1,213,378
Intangible assets (c)	317,000	(6,000)	311,000
Other assets	14,567	—	14,567
Amount attributable to assets acquired	1,599,686	(14,932)	1,584,754

Noncontrolling interests	(486,062)	7,602	(478,460)

Goodwill as of April 10, 2019	$113,642	$(13,931)	$99,711
Impairment of goodwill (d)			(99,711)
Goodwill as of March 31, 2020			$—

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

(d)
During the third quarter of 2019, EQM identified impairment indicators that suggested the fair value of its goodwill was more likely than not below its carrying amount. As such, EQM performed an interim goodwill impairment assessment, which resulted in EQM recognizing impairment to goodwill of approximately $261.3 million, of which $99.7 million was associated with its Eureka/Hornet reporting unit, bringing the reporting unit's goodwill balance to zero.

Shared Assets Transaction
On March 31, 2019, EQM entered into an Assignment and Bill of Sale (the Assignment and Bill of Sale) with Equitrans Midstream pursuant to which EQM acquired certain assets and assumed certain leases that primarily support EQM’s operations for an aggregate cash purchase price of $49.7 million (the initial purchase price), which reflected the net book value of in-service assets and expenditures made for assets not yet in-service (collectively, and inclusive of the additional assets subsequently acquired as described in the following sentences, the Shared Assets Transaction). Further, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the second quarter of 2019, certain additional assets from Equitrans Midstream for $8.9 million in cash consideration, reflecting the net book value of in-service assets and expenditures made in respect of assets not yet in-service as of June 30, 2019, which subsequent purchase price was subject to certain adjustments. Additionally, pursuant to the Assignment and Bill of Sale, EQM acquired, effective on the first day of the third quarter of 2019, additional assets from Equitrans Midstream for a de minimis dollar amount reflecting the net book value of such assets as of September 30, 2019. The initial and subsequent purchase prices were funded utilizing EQM’s $3 Billion Facility (defined in Note 9). Prior to the Shared Assets Transaction, EQM made quarterly payments to Equitrans Midstream based on fees allocated from Equitrans Midstream for use of in-service assets transferred to EQM in the Shared Assets Transaction. In connection with the entry into the Assignment and Bill of Sale, the Equitrans Midstream Omnibus Agreement was amended and restated in order to, among other things, govern Equitrans Midstream’s use of the acquired assets following their conveyance to EQM and provide for reimbursement of EQM by Equitrans Midstream for expenses incurred by EQM in connection with such use.

3.	Impairments of Long-Lived Assets and Other-Than-Temporary Decline in Value
Goodwill
On February 26, 2020 (the EQT Global GGA Effective Date), EQM entered into a Gas Gathering and Compression Agreement (the EQT Global GGA) with EQT for the provision of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia (as further discussed in Note 6). Prior to the EQT Global GGA Effective Date, EQM operated three reportable operating segments and seven reporting units, which are one level below the operating segment level and are generally based on how segment management reviews EQM's operating results. Commencing with the EQT Global GGA Effective Date, EQM reduced its reporting units from seven to six and maintained its three reportable operating segments. As of the EQT Global GGA Effective Date, the only reporting unit to which EQM had goodwill recorded related to the Pennsylvania gathering assets acquired in connection with EQM's merger with Rice Midstream Partners LP in July 2018 (RMP PA Gas Gathering reporting unit). As a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit and the reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of EQM (EQM Opco reporting unit), were combined to service a collective MVC under the agreement. Therefore, effective on the EQT Global GGA Effective Date, the RMP PA Gas Gathering reporting unit was merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
During the first quarter of 2020, EQM identified impairment indicators in the form of significant declines in the unit price of EQM's common units and corresponding market capitalization. Management considered these declines as indicators that the fair value of the RMP PA Gas Gathering reporting unit was more likely than not below its carrying amount, and the performance of an interim quantitative goodwill impairment assessment was required. Additionally, as a result of the combination of the RMP PA Gas Gathering reporting unit and the EQM Opco reporting unit, EQM tested both the RMP PA Gas Gathering and the merged EQM Opco reporting units for goodwill impairment. In estimating the fair value of the RMP PA Gas Gathering and the merged EQM Opco reporting units, EQM used a combination of the income approach and the market approach. EQM used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs, capital spending and changes in working capital. EQM used the market approach’s comparable company and reference transaction methods. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. The reference transaction method evaluates the value of a company based on pricing multiples derived from similar transactions entered into by similar companies.
As a result of the interim assessment, EQM determined that the fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit, as applicable, were greater than their respective carrying values. No impairment to goodwill was recorded during the three months ended March 31, 2020. EQM believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair values of the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit and the resulting conclusion on impairment of goodwill, which could materially affect EQM’s results of operations and financial position. Additionally, actual results could differ from these estimates. Any additional adverse changes in the future could reduce the underlying cash flows used to estimate the fair value of the merged EQM Opco reporting unit and could result in a decline in fair value that could trigger future impairment charges relating to the EQM Opco reporting unit.
Long-lived assets, including intangible assets and equity method investments
As of March 31, 2020, EQM performed a recoverability test of the Hornet Midstream long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets acquired in the Bolt-on Acquisition was not recoverable under ASC 360, Impairment Testing: Long-Lived Assets Classified as Held and Used. The Hornet Midstream asset group consists of gathering assets and customer-related intangible assets. During the first quarter of 2020, EQM estimated the fair value of the Hornet Midstream asset group and determined that the fair value was not in excess of the assets’ carrying value, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets both within EQM's Gathering segment. The non-cash impairment charges are included in the impairments of long-lived assets line on the statements of consolidated operations for the period ended March 31, 2020.
EQM is also required to evaluate its equity method investments, including investments in the MVP Joint Venture, to determine whether they are impaired under ASC 323, Investments - Equity Method and Joint Ventures. The standard for determining whether an impairment must be recorded under ASC 323 is whether there occurred an other-than-temporary decline in value. The evaluation and measurement of impairments under ASC 323 involves the same uncertainties as described for long-lived assets that EQM owns directly and accounts for in accordance with ASC 360. The estimates that EQM makes with respect to its equity method investments are based upon assumptions that management of the EQM General Partner believes are reasonable, and the impact of variations in these estimates or the underlying assumptions could be material. Additionally, if the projects in which EQM holds these investments recognize an impairment under ASC 360, EQM would record its proportionate share of that impairment loss and would evaluate its investment for an other-than-temporary decline in value under ASC 323. EQM has evaluated its equity method investments, including investments in the MVP Joint Venture, as of March 31, 2020 and determined that there was not an other-than-temporary decline in value.
There is risk that the carrying value of EQM's investments in the MVP Joint Venture may be impaired in the future. There are ongoing legal and regulatory matters that must be resolved favorably before the MVP and MVP Southgate projects can be completed. Assumptions and estimates utilized to test EQM’s investments in the MVP Joint Venture for impairment may change if adverse or delayed resolutions to these matters were to occur, which could have a material effect on the fair value of EQM’s investments in the MVP Joint Venture.

4.	Equity
The following table summarizes changes in EQM's Series A Preferred Units, common units and Class B units, each representing limited partner interests in EQM, and general partner units during the year ended December 31, 2019. EQM did not issue any partnership interest during the first quarter of 2020.

	Limited Partner Interests
	Series A Preferred Units	Common Units	Class B Units	General Partner Units	Total
Balance at January 1, 2019	—	120,457,638	—	1,443,015	121,900,653
Unit cancellation	—	(8)	—	—	(8)
EQM IDR Transaction (a)	—	80,000,000	7,000,000	(1,443,015)	85,556,985
Issuance of Series A Preferred Units	24,605,291	—	—	—	—
Balance at December 31, 2019	24,605,291	200,457,630	7,000,000	—	232,062,921
Balance at March 31, 2020 (b)	24,605,291	200,457,630	7,000,000	—	232,062,921

(a)	Refer to Note 1 for a discussion on the EQM IDR Transaction.

(b)	There were no changes to partnership interests outstanding during the first quarter of 2020.
As of March 31, 2020, Equitrans Gathering Holdings, LLC (Equitrans Gathering Holdings), EQM GP Corporation (EQM GP Corp) and Equitrans Midstream Holdings, LLC (EMH), each a wholly owned subsidiary of Equitrans Midstream, held 89,505,616, 89,536 and 27,650,303 EQM common units, respectively. Additionally, Equitrans Gathering Holdings, EQM GP Corp and EMH held 6,153,907, 6,155 and 839,938 Class B units, respectively. As of March 31, 2020, Equitrans Midstream, through such subsidiaries, owned 117,245,455 EQM common units and 7,000,000 Class B units (collectively representing a 59.9% limited partner interest in EQM, excluding the Series A Preferred Units) and the entire non-economic general partner interest in EQM, while the public owned a 40.1% limited partner interest in EQM (excluding the Series A Preferred Units).
Class B Units
As discussed above and in Note 1, in February 2019, EQM issued 7,000,000 Class B units representing a new class of limited partner interests in EQM as partial consideration for the EQM IDR Transaction. The Class B units are substantially similar in all respects to EQM's common units, except that the Class B units are not entitled to receive distributions of available cash until the applicable Class B unit conversion date (or, if earlier, a change of control). The Class B units are divided into three tranches, with the first tranche of 2,500,000 Class B units becoming convertible at the holder's option into EQM common units on April 1, 2021, the second tranche of 2,500,000 Class B units becoming convertible on April 1, 2022, and the third tranche of

2,000,000 Class B units becoming convertible on April 1, 2023 (each, a Class B unit conversion date). Additionally, the Class B units will become convertible at the holder’s option into EQM common units immediately before a change of control of EQM. After the applicable Class B unit conversion date (or, if earlier, a change of control), whether or not such Class B units have been converted into EQM common units, the Class B units will participate pro rata with the EQM common units in distributions of available cash.
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
Series A Preferred Units
As discussed in Note 1, in March 2019, EQM entered into the Preferred Unit Purchase Agreement with certain investors to issue and sell in the EQM Private Placement an aggregate of 24,605,291 Series A Preferred Units for a cash purchase price of $48.77 per Series A Preferred Unit, resulting in total gross proceeds of approximately $1.2 billion. The net proceeds from the EQM Private Placement were used in part to fund the purchase price in the Bolt-on Acquisition and to pay certain fees and expenses related to the Bolt-on Acquisition, and the remainder was used for general partnership purposes. The EQM Private Placement closed concurrently with the closing of the Bolt-on Acquisition on April 10, 2019.
The Series A Preferred Units rank senior to all EQM common units and Class B units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units vote on an as-converted basis with the EQM common units and Class B units and have certain other class voting rights with respect to any amendment to the EQM Partnership Agreement or its certificate of limited partnership that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Series A Preferred Units.
The holders of the Series A Preferred Units are entitled to receive cumulative quarterly distributions at a rate of $1.0364 per Series A Preferred Unit for the first twenty distribution periods following the EQM Private Placement, and thereafter the quarterly distributions on the Series A Preferred Units will be an amount per Series A Preferred Unit for such quarter equal to (i) the Series A Preferred Unit purchase price of $48.77 per such unit, multiplied by (ii) a percentage equal to the sum of (A) the greater of (x) the three-month LIBOR as of the second London banking day prior to the beginning of the applicable quarter and (y) 2.59%, and (B) 6.90%, multiplied by (iii) 25%. EQM will not be entitled to pay any distributions on any junior securities, including any EQM common units or Class B units, prior to paying the quarterly distributions payable to the holders of Series A Preferred Units, including any previously accrued and unpaid distributions. See Note 2.
Preferred Restructuring Agreement
As discussed in Note 1, on February 26, 2020, Equitrans Midstream and EQM entered into the Restructuring Agreement with the Investors, pursuant to which the parties thereto agreed that, concurrently with the closing of the EQM Merger: (i) EQM will redeem $600 million aggregate principal amount of the Investors' Series A Preferred Units issued and outstanding immediately prior to the effective time of the Restructuring Closing (defined herein) for cash at 101% of the Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) after giving effect to such redemption, each remaining issued and outstanding Series A Preferred Unit will be exchanged for 2.44 Equitrans Midstream Preferred Shares, in connection with the occurrence of the “Series A Change of Control” (as defined in the EQM Partnership Agreement) that will occur upon the closing of the EQM Merger. The Equitrans Midstream Preferred Shares to be issued will not be registered under the Securities Act of 1933, as amended (the Securities Act), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The Restructuring is expected to close substantially concurrent with the closing of the EQM Merger (the Restructuring Closing), subject to the delivery of certain closing deliverables and certain closing conditions, including, among others: (i) the continued accuracy of the representations and warranties contained in the Restructuring Agreement; (ii) the performance by each party of its respective obligations under the Restructuring Agreement; (iii) the absence of any suit, action or proceeding by any governmental authority restraining, precluding, enjoining or prohibiting the Restructuring; (iv) the closing of the EQM Merger either prior to or concurrently with the Restructuring Closing; and (v) the execution of certain agreements and delivery of certain documents related to the Restructuring, including the certificate of designations to be filed by Equitrans Midstream with the Pennsylvania Department of State at the Restructuring Closing (the Certificate of Designations) and a registration rights agreement to be entered into by and among Equitrans Midstream and the Investors (the Registration Rights Agreement).

Pursuant to the Restructuring Agreement, in connection with the Restructuring Closing, Equitrans Midstream will file a statement with respect to shares, attaching the Certificate of Designations, with the Pennsylvania Department of State to, among other things, authorize and establish the designations, rights and preferences of the Equitrans Midstream Preferred Shares.
The Equitrans Midstream Preferred Shares will be a new class of security that will rank pari passu with any other outstanding class or series of preferred stock of Equitrans Midstream and senior to Equitrans Midstream common stock with respect to dividend rights and rights upon liquidation. The Equitrans Midstream Preferred Shares will vote on an as-converted basis with Equitrans Midstream common stock and will have certain other class voting rights with respect to any amendment to the Certificate of Designations or Equitrans Midstream’s Amended and Restated Articles of Incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.
The holders of the Equitrans Midstream Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter the quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of the LIBOR Determination Date (as defined in the Certificate of Designations) in respect of the applicable quarter and (ii) 8.15%; provided that such rate per annum in respect of periods after March 31, 2024 will not be less than 10.50%. Equitrans Midstream will not be entitled to pay any dividends on any junior securities, including on Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.
Each holder of the Equitrans Midstream Preferred Shares may upon issuance elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of Equitrans Midstream), provided that any conversion involves an aggregate number of Equitrans Midstream Preferred Shares of at least $20 million (calculated based on the closing price of the Equitrans Midstream common stock on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares or if such conversion is approved by Equitrans Midstream's Board of Directors.
So long as the holders of the Equitrans Midstream Preferred Shares have not elected to convert all of their Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, Equitrans Midstream may elect to convert all of the Equitrans Midstream Preferred Shares for Equitrans Midstream common stock, at the then-applicable conversion rate, at any time after April 10, 2021 if (i) the shares of Equitrans Midstream common stock are listed for, or admitted to, trading on a national securities exchange, (ii) the closing price per share of Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds $27.99 for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of the Equitrans Midstream common stock on the national securities exchange on which the shares of Equitrans Midstream common stock are listed for, or admitted to, trading exceeds 1,000,000 shares (subject to certain adjustments) of Equitrans Midstream common stock for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) Equitrans Midstream has an effective registration statement on file with the SEC covering resales of the shares of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) Equitrans Midstream has paid all prior accumulated and unpaid dividends in cash in full to the holders.
Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to Equitrans Midstream or the holders of the Equitrans Midstream common stock is payable in cash, the Equitrans Midstream Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the greater of (i) the quotient of (a) the sum of (x) $19.99 (such per share price at which the Equitrans Midstream Preferred Shares will be issued, the Equitrans Midstream Preferred Share Issue Price plus (y) any accrued and unpaid dividends on such date, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares on such date, divided by (b) the Equitrans Midstream Preferred Share Issue Price and (ii) the quotient of (a) the sum of (x)(1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110% plus (y) any accrued and unpaid dividends on such date, including any partial period dividends with respect to the Equitrans Midstream Preferred Shares on such date, divided by (ii) the volume weighted average price of the shares of Equitrans Midstream common stock for the 30-day period ending immediately prior to the execution of definitive documentation relating to the Change of Control.
In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of Equitrans Midstream Preferred Shares may elect to (i) convert all, but not less than all, of its Equitrans Midstream Preferred Shares into Equitrans Midstream common stock at the then applicable conversion rate, (ii) if Equitrans Midstream is not the surviving entity (or if Equitrans Midstream is the surviving entity, but the Equitrans Midstream common stock will cease to be listed), require Equitrans Midstream to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security that has rights, preferences and privileges substantially equivalent to the Equitrans Midstream Preferred Shares (or if Equitrans Midstream is unable to cause such substantially equivalent securities to be issued, to exercise the option described in clause (i) or (iv) hereof or elect to convert such Equitrans Midstream Preferred Shares at a conversion ratio reflecting a multiple of invested capital), (iii) if Equitrans Midstream is the surviving entity, continue to hold the Equitrans Midstream Preferred Shares or (iv) require Equitrans Midstream to redeem the Equitrans Midstream Preferred Shares at a price per share equal to 101% of the Equitrans Midstream Preferred Share Issue Price, plus accrued and unpaid dividends, including any partial period dividends on the applicable Equitrans Midstream Preferred Shares on such date, which redemption price may be payable in cash, Equitrans Midstream common stock or a combination thereof at the election of Equitrans Midstream (and, if payable in Equitrans Midstream common stock, such Equitrans Midstream common stock will be issued at 95% of the volume-weighted average price of Equitrans Midstream common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of Equitrans Midstream Preferred Shares that requires Equitrans Midstream to redeem its Equitrans Midstream Preferred Shares pursuant to clause (iv) above will have the right to withdraw such election with respect to all, but not less than all, of its Equitrans Midstream Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (i), (ii) or (iii) above.
At any time on or after January 1, 2024, Equitrans Midstream will have the right, subject to applicable law, to redeem the Equitrans Midstream Preferred Shares, in whole or in part, by paying cash for each Equitrans Midstream Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i) (1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110%, plus (ii) any accrued and unpaid dividends, including partial period dividends, with respect to the Equitrans Midstream Preferred Shares on such date and (b) the amount the holder of such Equitrans Midstream Preferred Share would receive if such holder had converted such Equitrans Midstream Preferred Share into shares of Equitrans Midstream common stock at the then-applicable conversion ratio and Equitrans Midstream liquidated immediately thereafter.
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

5.	Financial Information by Business Segment
EQM reports its operations in three segments that reflect its three lines of business: Gathering, Transmission and Water. Gathering includes EQM's high-pressure gathering lines and FERC-regulated low-pressure gathering lines; Transmission includes EQM's FERC-regulated interstate pipelines and storage system; and Water consists of EQM's water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities. On April 30, 2020, EQM filed with the FERC its request to abandon the remaining 927 miles of its non-core, FERC-regulated low-pressure gathering pipelines (included in the Gathering segment) and 11 related compressor station facilities.

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Revenues from customers:
Gathering	$310,047	$261,881
Transmission	106,615	109,859
Water	36,451	18,042
Total operating revenues	$453,113	$389,782

Operating income:
Gathering	$155,228	$182,078
Transmission	78,434	84,750
Water	17,752	1,186
Total operating income	$251,414	$268,014

Reconciliation of operating income to net income:
Equity income (a)	$54,072	$31,063
Other income	4,330	2,210
Net interest expense	54,531	49,356
Net income	$255,285	$251,931

(a)	Equity income is included in the Transmission segment.

	March 31, 2020	December 31, 2019
	(Thousands)
Segment assets:
Gathering	$7,830,525	$7,572,911
Transmission (a)	4,034,646	3,903,707
Water	208,651	202,440
Total operating segments	12,073,822	11,679,058
Headquarters, including cash	784,232	135,961
Total assets	$12,858,054	$11,815,019

(a)	The equity investments in the MVP Joint Venture are included in the Transmission segment.

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Depreciation:
Gathering	$40,440	$28,116
Transmission	13,558	12,533
Water	7,116	6,416
Total	$61,114	$47,065

Capital expenditures for segment assets:
Gathering(a)(b)	$111,454	$207,717
Transmission(c)	10,798	18,762
Water	3,476	9,175
Total(d)	$125,728	$235,654

(a)	Includes approximately $12.5 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2020.

(b)
Capital expenditures for the three months ended March 31, 2019 includes approximately $49.7 million related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities.

(c)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $45.2 million and $144.8 million for the three months ended March 31, 2020 and 2019, respectively.

(d)
EQM accrues capital expenditures when the work has been completed but the associated bills have not yet been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. Accrued capital expenditures were approximately $59.5 million and $85.8 million at March 31, 2020 and December 31, 2019, respectively. Accrued capital expenditures were approximately $137.8 million and $108.9 million at March 31, 2019 and December 31, 2018, respectively.

6.	Revenue from Contracts with Customers
For the three months ended March 31, 2020 and 2019, all revenues recognized on EQM's statements of consolidated operations are from contracts with customers. As of March 31, 2020 and December 31, 2019, all receivables recorded on EQM's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
Summary of Disaggregated Revenues. The tables below provide disaggregated revenue information by business segment.

	Three Months Ended March 31, 2020
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues(a)	$152,079	$99,597	$12,776	$264,452
Volumetric-based fee revenues	157,968	7,018	23,675	188,661
Total operating revenues	$310,047	$106,615	$36,451	$453,113

	Three Months Ended March 31, 2019
	Gathering	Transmission	Water	Total
	(Thousands)
Firm reservation fee revenues	$128,959	$99,224	$2,884	$231,067
Volumetric-based fee revenues	132,922	10,635	15,158	158,715
Total operating revenues	$261,881	$109,859	$18,042	$389,782

(a)
For the three months ended March 31, 2020, firm reservation fee revenues associated with Gathering and Water included approximately $6.3 million and $5.0 million, respectively, of MVC unbilled revenues.

Contract Assets. EQM recognizes contract assets in instances where billing occurs subsequent to revenue recognition and EQM's right to invoice the customer is conditioned on something other than the passage of time. EQM's contract assets primarily consist of revenue recognized under contracts containing MVC's whereby management has concluded (i) it is probable there will be a MVC deficiency payment at the end of the then current MVC period, which is typically the period beginning at the inception of such contracts through the successive twelve month periods after that date, and (ii) that a significant reversal of revenue recognized currently for the future MVC deficiency payment will not occur. As a result, EQM's contract assets related to EQM's future MVC deficiency payments are generally expected to be collected within the next twelve months and are included in other current assets in EQM's consolidated balance sheet until such time as the MVC deficiency payments are invoiced to the customer.
The following table presents changes in EQM's unbilled revenue balance during the three months ended March 31, 2020:

Unbilled Revenue
(Thousands)
Balance as of January 1, 2020	$—
Revenue recognized in excess of amounts invoiced	11,305
Minimum volume commitments invoiced (a)	—
Balance as of March 31, 2020	$11,305

(a)	Unbilled revenues are transferred to accounts receivable once EQM has an unconditional right to consideration from the customer.

Contract Liabilities. As of March 31, 2020, EQM's contract liabilities consist of deferred revenue associated with the EQT Global GGA in the form of advance payments from EQT associated with the Rate Relief Note (as defined below) as consideration for certain commercial terms and the initial fair value of the Henry Hub cash bonus payment provision (as defined below). The contract liabilities are classified as current or non-current according to when such amounts are expected to be recognized. As of March 31, 2020, the contract liabilities are classified as non-current as none of the deferred revenue is expected to be recognized in revenue during the next five years.
Contracts requiring advance payments and the recognition of contract liabilities are evaluated to determine whether the advance payments provide EQM with a significant financing benefit. This determination requires significant judgment and is based on the combined effect of the expected length of time between when EQM transfers the promised good or service to the customer and when the customer pays for those goods or services and the prevailing interest rates. EQM has assessed the EQT Global GGA and determined that this agreement does not contain a significant financing component.
The following table presents changes in EQM's deferred revenue balances during the three months ended March 31, 2020:

Deferred Revenue
(Thousands)
Balance as of January 1, 2020	$—
Amounts recorded during the period	247,342
Amounts transferred during the period (a)	—
Balance as of March 31, 2020	$247,342

(a)	Deferred revenues are recognized as revenue upon satisfaction of EQM's performance obligation to the customer.
Summary of Remaining Performance Obligations. The following table summarizes the estimated transaction price allocated to EQM's remaining performance obligations under all contracts with firm reservation fees and MVCs as of March 31, 2020 that EQM will invoice or transfer from contract liabilities and recognize in future periods.

	2020(a)	2021	2022	2023	2024	Thereafter	Total
	(Thousands)
Gathering firm reservation fees	$76,009	$173,406	$175,674	$173,691	$170,621	$1,388,240	$2,157,641
Gathering revenues supported by MVCs	385,305	575,014	611,077	643,745	638,807	5,408,429	8,262,377
Transmission firm reservation fees	255,426	374,688	371,639	333,315	273,711	2,505,063	4,113,842
Water revenues supported by MVCs	27,017	60,000	60,000	60,000	60,000	60,000	327,017
Total	$743,757	$1,183,108	$1,218,390	$1,210,751	$1,143,139	$9,361,732	$14,860,877

(a)	April 1, 2020 through December 31, 2020.
Based on total projected contractual revenues, including projected contractual revenues from future capacity expected from expansion projects that are not yet fully constructed for which EQM has executed firm contracts, EQM's firm gathering contracts and firm transmission and storage contracts had weighted average remaining terms of approximately 15 years and 14 years, respectively, as of March 31, 2020.
EQT Global GGA
On the EQT Global GGA Effective Date, EQM entered into the EQT Global GGA with EQT for the provision by EQM of certain gas gathering services to EQT in the Marcellus and Utica Shales of Pennsylvania and West Virginia. Pursuant to the EQT Global GGA, EQT is subject to an initial annual MVC of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP. The EQT Global GGA runs from the EQT Global GGA Effective Date through December 31, 2035, and will renew annually thereafter unless terminated by EQT or EQM pursuant to its terms. Pursuant to the EQT Global GGA, EQM has certain obligations to build connections to connect EQT wells to its gathering system, which are subject to geographical limitations in relation to the dedicated area in Pennsylvania and West Virginia, as well as the distance of such connections to EQM's then-existing gathering system. Management has estimated the total consideration expected to be received over the life of the EQT Global GGA, including gathering MVC revenue with a declining rate structure, the fair value of the Rate Relief Note and the initial fair value of the Henry Hub cash bonus payment provision. The total consideration is allocated proportionally to the performance obligation under the contract, which is to provide daily MVC capacity over the life of the contract, to recognize revenue in accordance with ASC 606, Revenue from Contracts with

Customers. The performance obligations will be satisfied during the life of the contract based on a units of production methodology for the daily MVC capacity provided to EQT. Due to the declining rate structure, there will be periods during which the billable gathering MVC revenue will exceed the allocated consideration to the performance obligation, which will result in billable gathering MVC revenue being deferred to the contract liability. The deferred consideration amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied and are classified as current or non-current according to when such amounts are expected to be recognized. In addition to the estimated total consideration allocated to the daily MVC, the EQT Global GGA includes other fees based on variable or volumetric-based services that will be recognized in the period the services are provided.
The EQT Global GGA provides for potential cash bonus payments payable by EQT to EQM during the period beginning on the first day of the calendar quarter in which the MVP in-service date occurs through the earlier of the twelfth calendar quarter from that point, or the calendar quarter ending December 31, 2024 (the Henry Hub cash bonus payment provision). The potential cash bonus payments are conditioned upon the quarterly average of the NYMEX Henry Hub Natural Gas First of the Month Closing Index Price exceeding certain price thresholds. The Henry Hub cash bonus payment provision meets the definition of an embedded derivative that should be bifurcated from the host contract and accounted for separately in accordance with ASC 815, Derivatives and Hedging. The embedded derivative was recorded as a derivative asset at its estimated fair value at inception of approximately $51.5 million and as part of the contract liability to be included in the total consideration to be allocated to the performance obligation under ASC 606. Subsequent changes to the fair value of the derivative instrument through the end of the contract are recognized in other income on EQM’s statements of consolidated operations. As of March 31, 2020, the estimated fair value of the Henry Hub cash bonus payment provision was $55.7 million and is recorded in other assets on EQM's consolidated balance sheets.
The gathering MVC fees payable by EQT (or its affiliates) to EQM set forth in the EQT Global GGA are subject to potential reductions for certain contract years as set forth in the EQT Global GGA, conditioned upon the in-service date of the MVP, which provide for estimated aggregate fee relief of approximately $270 million in the first year after the in-service date of the MVP, approximately $230 million in the second year after the in-service date of the MVP, and approximately $35 million in the third year after the in-service date of the MVP. In addition, if the MVP in-service date has not occurred by January 1, 2022, EQT has an option, exercisable for a period of twelve months (or such shorter period if the in-service date of the MVP occurs), to forgo approximately $145 million of the gathering fee relief in the first year after the MVP in-service date and approximately $90 million of the gathering fee relief in the second year after the MVP in-service date in exchange for a cash payment from EQM to EQT in the amount of approximately $196 million (the EQT Cash Option). As consideration for the additional rate relief subject to the EQT Cash Option, Equitrans Midstream purchased shares of its common stock (see Rate Relief Shares discussed and defined below) from EQT in return for a promissory note in the aggregate principal amount of approximately $196 million (the Rate Relief Note). EQT ultimately assigned to EQM the Rate Relief Note as consideration due to EQM from Equitrans Midstream for certain commercial terms, including potential additional reductions in gathering fees, contemplated in the EQT Global GGA and discussed herein. The Rate Relief Note received by EQM for future contractual rate relief was recorded as a note receivable from Equitrans Midstream and as part of the contract liability included in the total consideration to be allocated to the performance obligation in accordance with ASC 606. As of March 31, 2020, the total contract liability balance was approximately $247 million. For the three months ended March 31, 2020, no revenue was recognized related to the contract liability. During the three months ended March 31, 2020, EQM recognized approximately $1.3 million in interest income associated with the Rate Relief Note.
Water Services Letter Agreement
On February 26, 2020, EQM entered into a letter agreement with EQT, pursuant to which EQT agreed to utilize EQM for the provision of water services in Pennsylvania under one or more water services agreements to be negotiated between the parties (the Water Services Letter Agreement). The Water Services Letter Agreement is effective as of the first day of the first month following the MVP in-service date and shall expire on the fifth anniversary of such date. During each year of the Water Services Letter Agreement, EQT agreed that MVC fees payable to EQM for services pursuant to the Water Services Letter Agreement (or the related agreements) shall be equal to or greater than $60 million per year.
Share Purchase Agreements
On February 26, 2020, Equitrans Midstream entered into two share purchase agreements (the Share Purchase Agreements) with EQT, pursuant to which Equitrans Midstream agreed to (i) purchase 4,769,496 shares of Equitrans Midstream common stock (the Cash Shares) from EQT in exchange for approximately $46 million in cash, (ii) purchase 20,530,256 shares of Equitrans Midstream common stock (the Rate Relief Shares and, together with the Cash Shares, the Share Purchases) from EQT in exchange for the Rate Relief Note representing approximately $196 million in aggregate principal amount, and (iii) pay EQT cash in the amount of approximately $7 million (the Cash Amount). On March 5, 2020, Equitrans Midstream completed the

Share Purchases and paid the Cash Amount. Equitrans Midstream used proceeds from the Intercompany Loan (defined in Note 7) to fund the purchase of the Cash Shares and to pay the Cash Amount in addition to other uses of proceeds.

7.	Related Party Transactions
As of March 31, 2020, EQT remained a related party following the Share Purchases due to its 11.0% ownership interest in Equitrans Midstream. In the ordinary course of business, EQM, engaged, and continues to engage, as applicable, in transactions with EQT and its affiliates, including, but not limited to, gathering agreements (including the EQT Global GGA), transportation service and precedent agreements, storage agreements and water services agreements.
Intercompany Loan Agreement.
Equitrans Midstream accepted a term loan (the Intercompany Loan) in the stated principal amount of $650.0 million from EQM under the terms of that certain loan agreement, dated as of March 3, 2020 (the Intercompany Loan Agreement), by and between EQM, as lender, and Equitrans Midstream, as borrower. The Intercompany Loan has a maturity date of March 3, 2023, but may be accelerated upon Equitrans Midstream's failure to pay interest and other obligations as they become due under the Intercompany Loan Agreement and other events of default thereunder. Interest on the Intercompany Loan accrues and is payable semi-annually in arrears starting in September 2020 at an interest rate of 7.0% per annum, subject to an additional 2.0% per annum during the occurrence and continuance of certain events of default. The Intercompany Loan Agreement is a general unsecured, senior obligation of Equitrans Midstream and contains certain representations and covenants, including a limitation on indebtedness, subject to certain exceptions enumerated therein. Equitrans Midstream may prepay the loans thereunder in whole or in part at any time without premium or penalty. Loans prepaid may not be reborrowed. In order to source the funds for making the Intercompany Loan, EQM borrowed $650.0 million under its $3 Billion Facility.
As of March 31, 2020, the Intercompany Loan balance was $650.0 million. During the three months ended March 31, 2020, EQM recognized approximately $3.6 million in interest income associated with the Intercompany Loan.
Credit Letter Agreement
On February 26, 2020, in connection with the execution of the EQT Global GGA, EQM and EQT entered into a letter agreement (the Credit Letter Agreement) pursuant to which, among other things, (a) EQM agreed to relieve certain credit posting requirements for EQT, in an amount up to approximately $250 million, under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s Investors Service (Moody's), (ii) BB- with S&P Global Ratings (S&P) and (iii) BB- with Fitch Investor Services (Fitch) and (b) EQM agreed to use commercially reasonable good faith efforts to negotiate similar credit support arrangements for EQT in respect of its commitments to the MVP Joint Venture.
EQT Global GGA
See Notes 3 and 6 for further detail.
Water Services Letter Agreement
See Note 6 for further detail.
Rate Relief Note from Equitrans Midstream
See Note 6 for further detail.

8.	Investments in Unconsolidated Entity
The MVP Joint Venture is constructing the MVP, an estimated 300-mile natural gas interstate pipeline that will span from northern West Virginia to southern Virginia. EQM will operate the MVP and owned a 45.7% interest in the MVP project as of March 31, 2020. On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). EQM and NextEra Energy, Inc. are obligated to, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted to, fund the shortfall in Con Edison's capital contributions, on a pro rata basis. As a result, based on the MVP Joint Venture's current budget for the project, EQM expects to fund an additional approximately $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture for the MVP project, and EQM's equity ownership in the MVP Joint Venture would progressively increase from 45.7% to approximately 47.0%. The MVP Joint Venture is a variable interest entity because it has insufficient equity to finance its activities during the construction stage of the project. EQM is not the primary beneficiary of the MVP Joint Venture because it does not have the power to direct the activities that most significantly affect the MVP Joint Venture's economic performance.

Certain business decisions, such as decisions to make distributions of cash, require a greater than 66 2/3% ownership interest approval, and no one member owns more than a 66 2/3% interest.
In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. EQM will operate the MVP Southgate pipeline and owned a 47.2% interest in the MVP Southgate project as of March 31, 2020.
In February 2020, the MVP Joint Venture issued a capital call notice for the funding of the MVP project to MVP Holdco, LLC (MVP Holdco), a wholly owned subsidiary of EQM, for $87.4 million, of which $10.0 million and $23.2 million was paid in April 2020 and May 2020, respectively, and $54.2 million is expected to be paid in June 2020. The capital contributions payable and the corresponding increase to the investment balance are reflected on the consolidated balance sheet as of March 31, 2020.
The interests in the MVP and MVP Southgate projects are equity method investments for accounting purposes because EQM has the ability to exercise significant influence, but not control, over the MVP Joint Venture's operating and financial policies. Accordingly, EQM records adjustments to the investment balance for contributions to or distributions from the MVP Joint Venture and for EQM's pro-rata share of MVP Joint Venture earnings.
Equity income, which is primarily related to EQM's pro-rata share of the MVP Joint Venture's AFUDC on the construction of the MVP, is reported in equity income in EQM's statements of consolidated operations.
Pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances, which may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral, in favor of the MVP Joint Venture to provide assurance as to the funding of MVP Holdco's proportionate share of the construction budget for the MVP project. In 2019, EQM issued performance guarantees in an amount equal to 33% of EQM's proportionate share of the then-remaining construction budget for the MVP project. As of December 31, 2019, EQM's performance guarantee was approximately $223 million, adjusted for capital contributions made by EQM during the fourth quarter of 2019.
In addition, pursuant to the MVP Joint Venture's limited liability company agreement, MVP Holdco is obligated to provide performance assurances in respect of MVP Southgate, which performance assurances may take the form of a guarantee from EQM (provided that EQM's debt is rated as investment grade in accordance with the requirements of the MVP Joint Venture's limited liability company agreement), a letter of credit or cash collateral. In 2019, EQM issued a performance guarantee of $14 million in favor of the MVP Joint Venture for the MVP Southgate project.
As a result of EQM’s credit rating downgrades in the first quarter of 2020, EQM delivered replacement credit support to the MVP Joint Venture, in the form of letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP project and MVP Southgate project, respectively. In connection with delivering such letters of credit as replacement performance assurances, EQM's performance guarantees associated with the MVP and MVP Southgate projects were terminated. As of March 31, 2020, the letters of credit with respect to the MVP project and MVP Southgate project were in the amounts of approximately $220.2 million and $14.2 million, respectively. Upon the FERC’s initial release to begin construction of the MVP Southgate project, EQM’s current letter of credit to support MVP Southgate will be terminated, and EQM will be obligated to deliver a new letter of credit (or provide another allowable form of performance assurance) in an amount equal to 33% of MVP Holdco’s proportionate share of the remaining capital obligations for the MVP Southgate project under the applicable construction budget.
As of March 31, 2020, EQM's maximum financial statement exposure related to the MVP Joint Venture was approximately $2,613 million, which consists of the investment in unconsolidated entity balance on the consolidated balance sheet as of March 31, 2020, net of capital contributions payable, and the letters of credit outstanding under the Amended $3 Billion Facility.
The following tables summarize the unaudited condensed consolidated financial statements of the MVP Joint Venture in relation to the MVP project.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Thousands)
Current assets	$218,073	$102,638
Non-current assets	5,138,016	4,951,521
Total assets	$5,356,089	$5,054,159

Current liabilities	$195,105	$223,645
Equity	5,160,984	4,830,514
Total liabilities and equity	$5,356,089	$5,054,159
Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Environmental remediation reserve	$(265)	$(2,192)
Other income	231	2,913
Net interest income	35,326	20,086
AFUDC - equity	82,428	46,868
Net income	$117,720	$67,675

9.    Debt
Amended $3 Billion Facility and Amended 2019 EQM Term Loan Agreement. On October 31, 2018, EQM amended and restated its unsecured revolving credit facility to increase the borrowing capacity from $1 billion to $3 billion and extend the term to October 2023 (the $3 Billion Facility). In August 2019, EQM entered into a term loan agreement (the 2019 EQM Term Loan Agreement) that provided for unsecured term loans (the EQM Term Loans) in an aggregate principal amount of $1.4 billion.
On March 30, 2020 (the Loan Amendment Date), EQM entered into (i) an amendment (the $3 Billion Facility Amendment) to the $3 Billion Facility (as amended by the $3 Billion Facility Amendment, the Amended $3 Billion Facility) and (ii) an amendment (the Term Loan Amendment) to the 2019 EQM Term Loan Agreement (as amended by the Term Loan Amendment, the Amended 2019 EQM Term Loan Agreement).
The $3 Billion Facility Amendment and the Term Loan Amendment each amended, among other things:

•	certain defined terms in the $3 Billion Facility and the 2019 EQM Term Loan Agreement, as applicable, including:

◦
the Applicable Rate (as defined in the respective credit agreements) such that: (i) Base Rate Loans (as defined in the respective credit agreements) bear interest at a Base Rate (as defined in the respective credit agreements) plus a margin of 0.125% to 1.750% for borrowings under the Amended $3 Billion Facility or a margin of 0.000% to 1.625% for borrowings under the Amended 2019 EQM Term Loan Agreement, each determined on the basis of EQM’s then current credit rating, and (ii) Eurodollar Rate Loans (as defined in the respective credit agreements) bear interest at a Eurodollar Rate (as defined in the respective credit agreements) plus a margin of 1.125% to 2.750% for borrowings under the Amended $3 Billion Facility or a margin of 1.000% to 2.625% for borrowings under the Amended 2019 EQM Term Loan Agreement also determined on the basis of EQM’s then current credit rating; and

◦
“Consolidated EBITDA” to allow for adjustment of “Consolidated EBITDA” in any applicable period for the difference between the amount of revenue recognized with respect to all contractual performance obligations and the amount of consideration received with respect to all contractual performance obligations; and

•	certain negative covenants, including:

◦
the financial covenant pursuant to which, except for certain measurement periods following the consummation of certain acquisitions during which the consolidated leverage ratio cannot exceed the greater of 5.50 to 1.00 or the maximum ratio otherwise permitted for the applicable period, the consolidated leverage ratio cannot exceed,

(a) for each fiscal quarter ending prior to the Loan Amendment Date, 5.00 to 1.00, (b) for each fiscal quarter ending on and after the Loan Amendment Date and on or prior to March 31, 2021, 5.75 to 1.00, (c) for each fiscal quarter ending on and after June 30, 2021 and on or prior to December 31, 2021, 5.50 to 1.00, (d) for each fiscal quarter ending on and after March 31, 2022 and on or prior to December 31, 2022, 5.25 to 1.00, and (e) for each fiscal quarter ending on and after March 31, 2023, 5.00 to 1.00; and

◦
the lien covenant such that the specified percentage of Consolidated Net Tangible Assets (as defined in the respective credit agreements) applicable to the existing exception for liens securing obligations not to exceed such specified percentage at the time of creation, incurrence, assumption or imposition of such lien is reduced from 15% to 5% of Consolidated Net Tangible Assets; and

◦
the debt covenant such that the specified percentage of Consolidated Net Tangible Assets applicable to the existing exception for debt incurred by subsidiaries of EQM not to exceed such specified percentage at the time of incurrence is reduced from 15% to 5% of Consolidated Net Tangible Assets.

The $3 Billion Facility Amendment also amended various other defined terms, including the definition of “Change of Control,” which result in conformity with the Amended 2019 EQM Term Loan Agreement.
The Amended $3 Billion Facility is available for general partnership purposes, including to purchase assets, to fund working capital requirements and capital expenditures, to pay distributions and to repurchase units. Subject to satisfaction of certain conditions, the Amended $3 Billion Facility has an accordion feature that allows EQM to increase the available borrowings under the facility by up to an additional $750 million. The Amended $3 Billion Facility has a sublimit of up to $250 million for same-day swing line advances and a sublimit of up to $400 million for letters of credit. In addition, EQM has the ability to request that one or more lenders make available term loans under the Amended $3 Billion Facility, subject to the satisfaction of certain conditions. As of March 31, 2020, no term loans were outstanding under the Amended $3 Billion Facility. Such term loans would be secured by cash and qualifying investment grade securities.
As of March 31, 2020, EQM had approximately $1,430 million of borrowings and $235 million of letters of credit outstanding under the Amended $3 Billion Facility. As of December 31, 2019, EQM had approximately $610 million of borrowings and $1 million of letters of credit outstanding under the Amended $3 Billion Facility. During the three months ended March 31, 2020, the maximum outstanding borrowings at any time were approximately $1,560 million and the average daily balance was approximately $1,027 million. EQM incurred interest at a weighted average annual interest rate of 3.2% for the three months ended March 31, 2020. During the three months ended March 31, 2019, the maximum outstanding borrowings at any time were approximately $1.1 billion and the average daily balance was approximately $942 million. EQM incurred interest at a weighted average annual interest rate of approximately 3.9% for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, commitment fees of $1.2 million and $1.0 million, respectively, were paid to maintain credit availability under the credit facility.
The EQM Term Loans mature in August 2022. EQM received net proceeds from the issuance of the EQM Term Loans of $1,397.4 million, inclusive of debt issuance costs of $2.6 million. The net proceeds were primarily used to repay borrowings under the Amended $3 Billion Facility, and the remainder was used for general partnership purposes. The Amended 2019 EQM Term Loan Agreement provides EQM with the right to request incremental term loans in an aggregate amount of up to $300 million, subject to, among other things, obtaining additional commitments from existing lenders or commitments from new lenders. EQM had $1.4 billion of borrowings outstanding under the Amended 2019 EQM Term Loan Agreement as of March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, the weighted average annual interest rate for the period was approximately 3.2%.
The Amended $3 Billion Facility and the Amended 2019 EQM Term Loan Agreement each contain certain negative covenants that, among other things, limit restricted payments, the incurrence of debt, dispositions, mergers and fundamental changes, and transactions with affiliates. The $3 Billion Facility Amendment and Term Loan Amendment, as applicable, each added an additional negative covenant, which subject to certain exceptions, limits the ability of EQM and certain of its subsidiaries to enter into agreements that restrict (a) subsidiary dividends and distributions, (b) subsidiary guarantees of the obligations under the Amended $3 Billion Facility or Amended 2019 EQM Term Loan Agreement, or (c) creation of liens to secure obligations under the Amended $3 Billion Facility or the Amended 2019 EQM Term Loan Agreement.
In addition, the Amended $3 Billion Facility and Amended 2019 EQM Term Loan Agreement contain certain specified events of default, including, among others, failure to make certain payments (subject to specified grace periods in some cases), failure to observe covenants (subject to specified grace periods in some cases), cross-defaults to certain other material debt, certain specified insolvency or bankruptcy events and the occurrence of a change of control event, in each case, the occurrence of which would allow the lenders to accelerate EQM's payment obligations under the Amended $3 Billion Facility or Amended 2019 EQM Term Loan Agreement.

Eureka Credit Facility. Eureka Midstream, LLC (Eureka), a wholly owned subsidiary of Eureka Midstream, has a $400 million senior secured revolving credit facility that is available for general business purposes, including financing maintenance and expansion capital expenditures related to the Eureka system and providing working capital for Eureka’s operations (the Eureka Credit Facility).
As of each of March 31, 2020 and December 31, 2019, Eureka had approximately $293 million of borrowings outstanding under the Eureka Credit Facility. For the three months ended March 31, 2020, the maximum amount of outstanding borrowings under the Eureka Credit Facility at any time was approximately $293 million, the average daily balance was approximately $293 million, and Eureka incurred interest at a weighted average annual interest rate of approximately 3.9%. For the three months ended March 31, 2020, commitment fees of $0.2 million were paid to maintain credit availability under the credit facility.
As of March 31, 2020, EQM and Eureka were in compliance with all debt provisions and covenants.

10.	Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
EQM records derivative instruments at fair value on a gross basis in its consolidated balance sheets. The Henry Hub cash bonus payment provision, as described in Note 6, is recorded at its estimated fair value based on the quarterly averages of prices of NYMEX Henry Hub natural gas futures prices exceeding certain price thresholds applied to contractual MVCs with the EQT Global GGA, beginning with the first day of the calendar quarter in which the MVP in-service occurs and continuing through the earlier of the last day of the twelfth calendar quarter from that point, or the calendar quarter ending December 31, 2024. The fair value of the Henry Hub cash bonus payment provision is derived using a Monte Carlo simulation model. Significant inputs used in the fair value measurement include NYMEX Henry Hub natural gas futures prices as of the date of valuation, risk-free interest rates based on U.S. Treasury rates, expected volatility of NYMEX Henry Hub futures prices and an estimated credit spread of EQT. The expected volatility of NYMEX Henry Hub futures prices used in the valuation methodology represents a significant unobservable input causing the Henry Hub cash bonus payment provision to be designated as a Level 3 fair value measurement. As of March 31, 2020, the fair value of the Henry Hub cash bonus payment provision was $55.7 million and is recorded in other assets on EQM's consolidated balance sheets. During the quarter ended March 31, 2020, EQM recognized a gain of $4.2 million representing the change in estimated fair value of the derivative instrument during the period. The gain is reflected in other income in EQM’s statements of consolidated operations.
Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, amounts due to/from related parties and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the Amended $3 Billion Facility, the Eureka Credit Facility and the Amended 2019 EQM Term Loan Agreement approximate fair value as the interest rates are based on prevailing market rates; these are considered Level 1 fair value measurements. As EQM's borrowings under its senior notes are not actively traded, their fair values are estimated using an income approach model that applies a discount rate based on prevailing market rates for debt with similar remaining time-to-maturity and credit risk; as such, their fair values are Level 2 fair value measurements. As of March 31, 2020 and December 31, 2019, the estimated fair value of EQM's senior notes was approximately $2,267 million and $3,421 million, respectively, and the carrying value of EQM's senior notes was approximately $3,463 million and $3,462 million, respectively. The fair value of the Preferred Interest is a Level 3 fair value measurement and is estimated using an income approach model that applies a market-based discount rate. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Preferred Interest was approximately $120 million and $126 million, respectively, and the carrying value of the Preferred Interest was approximately $109 million and $110 million, respectively.

11.	Net Income per Limited Partner Unit and Cash Distributions
The following table presents EQM's calculation of net income per limited partner unit for common and Class B limited partner units.

	Three Months Ended March 31,
	2020	2019
	(Thousands, except per unit data)
Net income attributable to EQM	$251,678	$251,931
Less: Series A Preferred Units interest in net income	(25,501)	—
Limited partner interest in net income	$226,177	$251,931

Net income allocable to common units	$226,177	$251,931
Net income allocable to Class B units	$—	$—

Weighted average limited partner common units outstanding - basic	200,495	154,259
Weighted average limited partner common units outstanding - diluted	232,100	161,259

Net income per limited partner common unit - basic	$1.13	$1.63
Net income per limited partner common unit - diluted	$1.08	$1.56

The phantom units granted to the independent directors of the EQM General Partner will be paid in common units on a director’s termination of service on the Board of Directors of the EQM General Partner. As there are no remaining service, performance or market conditions related to these awards, 34,830 and 21,908 phantom unit awards were included in the calculation of basic and diluted weighted average limited partner units outstanding for the three months ended March 31, 2020 and 2019, respectively.
Distributions to common unitholders. On April 27, 2020, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's unitholders for the first quarter of 2020 of $0.3875 per common unit. The cash distribution was paid on May 14, 2020 to common unitholders of record at the close of business on May 5, 2020. Cash distributions paid by EQM to Equitrans Midstream were approximately $45.4 million related to Equitrans Midstream's limited partner interest in EQM.
Distributions to Series A Preferred Unit holders. On April 27, 2020, the Board of Directors of the EQM General Partner declared a quarterly cash distribution on the Series A Preferred Units for the first quarter of 2020 of $1.0364 per Series A Preferred Unit. The cash distribution will be paid on May 14, 2020 to Series A Preferred unitholders of record at the close of business on May 5, 2020.
EQM MIDSTREAM PARTNERS, LP AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements, and the notes thereto, included elsewhere in this report.
CAUTIONARY STATEMENTS
Disclosures in this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecast," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10-Q include the matters discussed in the section captioned "Outlook" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of EQM and its subsidiaries, including:

•	guidance regarding EQM's gathering, transmission and storage and water service revenue and volume growth, including the anticipated effects associated with the EQT Global GGA;

•
projected revenue (including from firm reservation fees and deferred revenues), expenses and contract liabilities, and the effects on projected revenue and contract liabilities associated with the EQT Global GGA and the MVP project;

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

•
EQM's ability to identify and complete acquisitions and other strategic transactions, including the proposed EQM Merger and joint ventures, effectively integrate transactions into EQM's operations, and achieve synergies, system optionality and accretion associated with transactions, including through increased scale;

•
EQM's ability to access commercial opportunities and new customers for its water services business, and the timing and final terms of any definitive water services agreement or agreements between EQT and EQM (a Water Services Agreement) entered into pursuant to the terms of the Water Services Letter Agreement;

•
any further credit rating impacts associated with the MVP project, customer credit ratings changes, including EQT's, and defaults, acquisitions and financings and any further changes in EQM’s credit ratings;

•	the ability of EQM's contracts to survive a customer bankruptcy or restructuring;

•	the timing of the consummation of the EQM Merger;

•	the ability to obtain the requisite approvals related to the EQM Merger from Equitrans Midstream's shareholders or EQM's limited partners, as applicable, to consummate the EQM Merger;

•	the risk that a condition to closing of the EQM Merger may not be satisfied;

•	expected transaction expenses related to the EQM Merger and related transactions;

•	the possible diversion of management time on issues related to the EQM Merger;

•	the impact and outcome of threatened, pending and future litigation relating to the EQM Merger;

•	the timing and amount of future issuances or repurchases of securities, including in connection with the EQM Merger;

•	effects of conversion of EQM securities into Merger Consideration or Equitrans Midstream Preferred Shares, as applicable, in connection with the EQM Merger;

•	effects of seasonality;

•
expected cash flows and MVCs, including those associated with the EQT Global GGA and any definitive agreement or agreements between EQT and EQM related to the Water Services Letter Agreement, and the potential impacts thereon of the timing and cost of the MVP project;

•	capital commitments;

•
projected capital contributions and capital and operating expenditures, including the amount and timing of reimbursable capital expenditures, capital budget and sources of funds for capital expenditures;

•	distribution amounts, timing and rates;

•	the effect and outcome of pending and future litigation and regulatory proceedings;

•	changes in commodity prices and the effect of commodity prices on EQM's business;

•	liquidity and financing requirements, including sources and availability;

•	interest rates;

•	EQM’s and its subsidiaries’ respective abilities to service debt under, and comply with the covenants contained in, their respective credit agreements;

•	expectations regarding production volumes in EQM's areas of operations;

•	EQM’s ability to achieve the anticipated benefits associated with the execution of the EQT Global GGA, the Water Services Letter Agreement, the EQM Merger Agreement and related agreements;

•	the impact on EQM and its subsidiaries of the COVID-19 pandemic, including, among other things, effects on demand for natural gas and EQM's services, commodity prices and access to capital;

•	the effects of government regulation; and

•	tax status and position.
The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. EQM has based these forward-looking statements on the current expectations and assumptions of the management of the EQM General Partner about future events. While EQM considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond EQM's control. The risks and uncertainties that may affect the operations, performance and results of EQM's businesses and forward-looking statements include, but are not limited to, those set forth under "Item 1A, Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated by any subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and EQM does not intend to correct or update any forward-looking statement unless required by securities law, whether as a result of new information, future events or otherwise.

EXECUTIVE OVERVIEW
For the three months ended March 31, 2020, net income attributable to EQM was $251.7 million compared to $251.9 million for the three months ended March 31, 2019. The decrease resulted primarily from impairments to long-lived assets (as discussed in Note 3 to the consolidated financial statements), higher net interest expense associated with increased borrowings outstanding under the Amended $3 Billion Facility, the Amended 2019 Term Loan Agreement and the Eureka Credit Facility, higher other operating expenses and net income attributable to noncontrolling interest for the three months ended March 31, 2020 attributable to the third-party ownership interest in Eureka Midstream, partially offset by higher gathering revenues primarily associated with the operating entities acquired with the Bolt-on Acquisition, higher water revenues and higher equity income from EQM's investment in the MVP Joint Venture.
On April 27, 2020, the Board of Directors of the EQM General Partner declared a cash distribution to EQM's common unitholders of $0.3875 per unit, which was 67% lower than the fourth quarter 2019 distribution of $1.16 per unit. Following the announcement of the EQM Merger, the decrease in EQM's quarterly distribution reflects a financial and distribution policy that is designed to deliver highly predictable revenues and substantial cash flows after total capital expenditures and distributions.
In addition, on April 27, 2020, the Board of Directors of the EQM General Partner declared a quarterly cash distribution on the Series A Preferred Units for the first quarter of 2020 of $1.0364 per Series A Preferred Unit.
COVID-19 Update
While the outbreak of COVID-19 had minimal impact on the operations of EQM and its subsidiaries during the three months ended March 31, 2020, EQM is unable to predict, in light of the ongoing and dynamic nature of the circumstances, any additional impact the outbreak may have on its business, results of operations and financial condition. The extent of COVID-19’s impact on EQM will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, duration of the outbreak and related economic effects and after effects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, among others.
As a result of the outbreak, EQM’s operations, including its field operations, may be disrupted or become less efficient and instability in financial and credit markets as a result of COVID-19 may adversely affect EQM’s customers, as well as EQM. Further, EQM’s suppliers and customers may be adversely affected, including if the outbreak results in an economic downturn or recession, negatively affects the price of, demand for and production of natural gas or prevents or curtails continued natural gas production by EQM’s customers, which could reduce demand for EQM’s services or heighten EQM’s exposure to risk of nonpayment and/or nonperformance. While the natural gas forward strip price has increased since March 31, 2020 primarily reflecting expected declines in production of associated gas (partially due to measures implemented by federal, state and local governments to control the spread of COVID-19 and resulting declines in demand for oil and to a lesser extent natural gas and continued economic uncertainty, as well as the failure, in March 2020, of Saudi Arabia and Russia to agree to cut oil production, which contributed to a sharp drop in the price of oil and an imbalance between the supply of demand for oil), the natural gas forward strip price continued to trend downward during the first three months of 2020 and could be depressed for several years, including as a result of COVID-19, which could affect EQM’s customers and, in turn, EQM.
For further information regarding the potential impact of COVID-19, see “The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and associated demand for natural gas, could harm the business, results of operations and financial condition of us.” under Part II, "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.
The situation surrounding COVID-19 remains fluid, and EQM is actively managing its response in collaboration with relevant parties. As a midstream energy company, EQM is recognized as an essential business under various regulations related to the COVID-19 pandemic and have continued to operate as permitted under these regulations. EQM has proactively undertaken a number of companywide measures intended to promote the safety of field and non-field level employees and contractors (including establishing an Infectious Disease Response Team, instituting enhanced self-protection and office sanitation measures, eliminating non-essential business travel, implementing a mandatory work-from-home protocol, sharing EQM's infectious disease response plan with suppliers and contractors, and timely communicating updates to employees and other relevant parties). EQM's Infectious Disease Response Team continues to monitor and assist in implementing mitigation efforts in respect of potential areas of risk for EQM. Additionally, EQM has implemented business continuity plans. EQM has been able to maintain a consistent level of effectiveness through the measures taken. EQM believes that it is following best practices under COVID-19 guidance and intends to continue to refine its practices as additional guidance is released and assess potential impacts from COVID-19 to its financial position and operating results, as well as any regulatory and legislative activities relating to COVID-19 that could impact its business.

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
GATHERING RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues(a)	$152,079	$128,959	17.9
Volumetric-based fee revenues	157,968	132,922	18.8
Total operating revenues	310,047	261,881	18.4
Operating expenses:
Operating and maintenance	18,878	15,253	23.8
Selling, general and administrative	21,235	22,534	(5.8)
Separation and other transaction costs	4,104	3,513	16.8
Depreciation	40,440	28,116	43.8
Amortization of intangible assets	14,581	10,387	40.4
Impairments of long-lived assets	55,581	—	100.0
Total operating expenses	154,819	79,803	94.0
Operating income	$155,228	$182,078	(14.7)

OPERATIONAL DATA
Gathered volumes (BBtu per day)
Firm capacity reservation(b)	3,282	2,572	27.6
Volumetric-based services	5,014	4,194	19.6
Total gathered volumes	8,296	6,766	22.6

Capital expenditures(c)	$111,454	$207,717	(46.3)

(a)	For the three months ended March 31, 2020, firm reservation fee revenues included approximately $6.3 million of MVC unbilled revenue.

(b)	Includes volumes under agreements structured with MVCs.

(c)	Includes approximately $12.5 million of capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2020.

(d)
Capital expenditures for the three months ended March 31, 2019 includes approximately $49.7 million related to non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Gathering revenues increased by $48.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Firm reservation fee revenues increased by $23.1 million primarily as a result of increased revenues generated by the operating entities acquired in the Bolt-on Acquisition, increased unbilled revenue associated with MVC's and increased revenues associated with higher rates on various wellhead expansion projects. Volumetric-based fee revenues increased by $25.0 million due to higher gathering volumes associated with the operating entities acquired in the Bolt-on Acquisition and increased usage fees.

Operating expenses increased by $75.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of a $55.6 million impairment charge in 2020, of which $37.9 million was associated with an impairment to certain gathering assets and $17.7 million was related to an impairment of intangible assets (as each is discussed in Note 3 to the consolidated financial statements), an approximate $12.3 million increase in depreciation expense as a result of additional assets placed in-service, as well as depreciation on assets acquired in the Bolt-on Acquisition, a $4.2 million increase in amortization of intangible assets as a result of intangible assets acquired in the Bolt-on Acquisition and a $3.6 million increase in operating and maintenance expense primarily associated with the operations of assets acquired in the Bolt-on Acquisition. In addition, for the three months ended March 31, 2020, EQM recognized an increase in separation and other transaction costs of $0.6 million primarily associated with the EQM Merger and related transactions. The increase in operating expense was partly offset by a $1.3 million decrease in selling, general and administrative expense associated with lower personnel costs, facility and shared assets fees.
See also “Outlook” and Note 6 to the consolidated financial statements for a discussion of the EQT Global GGA and the transactions related thereto, including the potential cash fee relief to EQT in connection with the MVP in-service date. EQM expects that the revenues resulting from the MVCs under the EQT Global GGA will increase the proportion of EQM's total operating revenues that are firm reservation fee revenues in future periods.
TRANSMISSION RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019	% Change
	(Thousands, except per day amounts)
FINANCIAL DATA
Firm reservation fee revenues	$99,597	$99,224	0.4
Volumetric-based fee revenues	7,018	10,635	(34.0)
Total operating revenues	106,615	109,859	(3.0)
Operating expenses:
Operating and maintenance	9,441	4,084	131.2
Selling, general and administrative	5,182	8,492	(39.0)
Depreciation	13,558	12,533	8.2
Total operating expenses	28,181	25,109	12.2
Operating income	$78,434	$84,750	(7.5)

Equity income	$54,072	$31,063	74.1

OPERATIONAL DATA
Transmission pipeline throughput (BBtu per day)
Firm capacity reservation	3,000	2,959	1.4
Volumetric-based services	15	105	(85.7)
Total transmission pipeline throughput	3,015	3,064	(1.6)

Average contracted firm transmission reservation commitments (BBtu per day)	4,453	4,442	0.2

Capital expenditures (a)	$10,798	$18,762	(42.4)

(a)
Transmission capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $45.2 million and $144.8 million for the three months ended March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Transmission and storage revenues decreased by $3.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Firm reservation fee revenues were essentially flat and volumetric-based fee revenues decreased due to lower interruptible usage and storage volumes.

Operating expenses increased by $3.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of increased operating and maintenance expense and increased depreciation expense as a result of additional assets placed in-service, partly offset by lower selling, general and administrative expense resulting from lower personnel costs, facility and shared assets fees.
The increase in equity income of $23.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was related to the increase in the MVP Joint Venture's AFUDC on the MVP.
WATER RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019	% Change
	(Thousands)
FINANCIAL DATA
Firm reservation fee revenues(a)	$12,776	$2,884	343.0
Volumetric-based fee revenues	23,675	15,158	56.2
Total operating revenues	36,451	18,042	102.0
Operating expenses:
Operating and maintenance	10,103	8,546	18.2
Selling, general and administrative	1,480	1,894	(21.9)
Depreciation	7,116	6,416	10.9
Total operating expenses	18,699	16,856	10.9
Operating income	$17,752	$1,186	1,396.8

OPERATIONAL DATA
Water services volumes (MMgal)
Firm capacity reservation(b)	210	90	133.3
Volumetric-based services	383	280	36.8
Total water volumes	593	370	60.3

Capital expenditures	$3,476	$9,175	(62.1)

(a)	For the three months ended March 31, 2020, firm reservation fee revenues included approximately $5.0 million of MVC unbilled revenues.

(b)	Includes volumes under agreements structured with MVCs.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Water operating revenues increased by $18.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Firm reservation fee revenues increased by $9.9 million primarily as a result of increased revenues generated under agreements with MVCs including increased unbilled revenue associated with MVC's. Volumetric based fee revenues increased $8.5 million primarily due to a 37% increase in fresh water distribution volumes associated with increased customer activity and increased realized rates on a per gallon basis. A majority of the fresh water delivery fees EQM charges per gallon of water are tiered and thus are lower on a per gallon basis once certain volumetric thresholds are met.
Water operating expenses increased by $1.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of higher operating and maintenance expense associated with the timing of costs related to activities on drilling pads and increased depreciation expense as a result of additional assets placed in-service.
EQM’s water services are directly associated with the timing of producers’ well completion activities and fresh and produced water needs (which are partially driven by horizontal lateral lengths and the number of completion stages per well), which will vary from quarter to quarter. Therefore, the Water operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020.
Other Income Statement Items
Other income

For the three months ended March 31, 2020, other income increased by $2.1 million compared to the three months ended March 31, 2019 primarily associated with a $4.2 million gain on derivative instruments partially offset by a $2.1 million decrease in AFUDC - equity.
Net interest expense
Net interest expense increased by $5.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to higher interest expense of $11.7 million associated with the Amended 2019 EQM Term Loan Agreement and $2.1 million on credit facility borrowings associated with increased outstanding debt and the issuance of letters of credit with respect to the MVP and MVP Southgate projects, partly offset by aggregate interest income of $4.9 million associated with the Intercompany Loan Agreement and the Rate Relief Note and increased capitalized interest and AFUDC - debt.
See also Note 9 to the consolidated financial statements for a discussion of the $3 Billion Facility Amendment and the Term Loan Amendment. EQM expects higher net interest expense for the remainder of 2020 from borrowings under the Amended $3 Billion Facility and the Amended 2019 EQM Term Loan Agreement due to an increase in the Applicable Rate (as defined in the Amended $3 Billion Facility and the Amended 2019 EQM Term Loan Agreement) and recent downgrades of EQM’s credit ratings.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interest for the three months ended March 31, 2020 related to the third-party ownership interest in Eureka Midstream.
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

Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of EQM's non-GAAP financial measures of adjusted EBITDA and distributable cash flow with the most directly comparable EQM GAAP financial measures of net income and net cash provided by operating activities, respectively.

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Net income	$255,285	$251,931
Add:
Net interest expense	54,531	49,356
Depreciation	61,114	47,065
Amortization of intangible assets	14,581	10,387
Impairment of long-lived assets	55,581	—
Preferred Interest payments	2,764	2,746
Non-cash long-term compensation expense	285	255
Separation and other transaction costs	4,104	3,513
Less:
Equity income	(54,072)	(31,063)
AFUDC – equity	(236)	(2,346)
Unrealized gain on derivatives	(4,170)	—
Adjusted EBITDA attributable to noncontrolling interest(a)	(8,515)	—
Adjusted EBITDA	$381,252	$331,844
Less:
Net interest expense excluding interest income on the Preferred Interest(b)	(55,024)	(50,962)
Capitalized interest and AFUDC – debt(b)	(8,671)	(4,687)
Ongoing maintenance capital expenditures net of expected reimbursements(b)	(8,996)	(9,398)
Series A Preferred Unit distributions	(25,501)	—
Distributable cash flow	$283,060	$266,797

Net cash provided by operating activities	$285,136	$160,973
Adjustments:
Capitalized interest and AFUDC – debt(b)	(8,671)	(4,687)
Principal payments received on the Preferred Interest	1,225	1,141
Ongoing maintenance capital expenditures net of expected reimbursements(b)	(8,996)	(9,398)
Adjusted EBITDA attributable to noncontrolling interest(a)	(8,515)	—
Series A Preferred Unit distributions	(25,501)	—
Other, including changes in working capital	48,382	118,768
Distributable cash flow	$283,060	$266,797

(a)
Reflects adjusted EBITDA attributable to noncontrolling interest associated with the third-party ownership interest in Eureka Midstream. Adjusted EBITDA attributable to noncontrolling interest for the three months ended March 31, 2020 was calculated as net income of $3.6 million, plus depreciation of $2.7 million, plus amortization of intangible assets of $1.2 million and plus interest expense of $1.0 million.

(b)    Does not reflect amounts related to the noncontrolling interest share of Eureka Midstream.
See "Executive Overview" above for a discussion of net income, the GAAP financial measure most directly comparable to adjusted EBITDA. EQM's adjusted EBITDA increased by $49.4 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of the Bolt-on Acquisition that closed on April 10, 2019.

Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $124.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as discussed in "Capital Resources and Liquidity." Distributable cash flow increased by $16.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 mainly attributable to the increase in EQM's adjusted EBITDA, partly offset by increased net interest expense and distributions on the Series A Preferred Units.
Outlook
EQM’s assets overlay core acreage in the Appalachian Basin. The location of EQM’s assets allows it to access major demand markets in the U.S. EQM is one of the largest natural gas gatherers in the U.S., and its largest customer, EQT, is the largest natural gas producer in the U.S. based on produced volumes as of March 31, 2020. EQM maintains a stable cash flow profile, with approximately 58% of its revenue for the three months ended March 31, 2020 generated by firm reservation fees, including revenues from MVCs. Further, the percentage of EQM’s revenues that are generated by firm reservation fees and MVCs is expected to increase in future years as a result of the EQT Global GGA, which includes an MVC effective on February 26, 2020 of 3.0 Bcf per day that gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project.
EQM’s principal strategy is to achieve the scale and scope of a top-tier midstream company by leveraging its existing assets, executing on its growth projects and, where appropriate, seeking and executing on strategically-aligned acquisition and joint venture opportunities and other strategic transactions, while strengthening its balance sheet through (i) highly predictable cash flows backed by firm reservation fees, (ii) actions to delever its balance sheet, (iii) disciplined capital spending, (iv) operating cost control and (v) an appropriate distribution policy. As part of its approach to organic growth, EQM is focused on building and completing its key transmission and gathering growth projects outlined below, many of which are supported by contracts with firm capacity commitments. Additionally, EQM is targeting growth from volumetric gathering and transmission services opportunities and from its water services business. EQM believes that this approach will enable it to achieve its strategic goals.
EQM expects that the following expansion projects will be its primary organic growth drivers:

•
Mountain Valley Pipeline. The MVP Joint Venture is a joint venture among EQM and affiliates of each of NextEra Energy, Inc., Con Edison, AltaGas Ltd. and RGC Resources, Inc. that is constructing the MVP. As of March 31, 2020, EQM owned a 45.7% interest in the MVP project and will operate the MVP. The MVP is an estimated 300 mile, 42-inch diameter natural gas interstate pipeline with a targeted capacity of 2.0 Bcf per day that will span from EQM's existing transmission and storage system in Wetzel County, West Virginia to Pittsylvania County, Virginia, providing access to the growing Southeast demand markets. During the three months ended March 31, 2020, EQM made capital contributions of approximately $45 million to the MVP Joint Venture for the MVP project. For the remainder of 2020, EQM expects to make capital contributions of approximately $550 million to $600 million to the MVP Joint Venture for purposes of the MVP. The MVP Joint Venture has secured a total of 2.0 Bcf per day of firm capacity commitments at 20-year terms and additional shippers have expressed interest in the MVP project. The MVP Joint Venture is evaluating an expansion opportunity that could add approximately 0.5 Bcf per day of capacity through the installation of incremental compression and is also evaluating other future pipeline extension projects.

In October 2017, the FERC issued the Certificate of Public Convenience and Necessity for the MVP. In the first quarter of 2018, the MVP Joint Venture received limited notice to proceed with certain construction activities from the FERC and commenced construction. As discussed under "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment returns on the projects." included in "Item 1A, Risk Factors - Risks Inherent in Our Business" in EQM’s Annual Report on Form 10-K for the year ended December 31, 2019, there are pending legal and regulatory challenges to or otherwise affecting certain aspects of the MVP project that must be resolved before the MVP project can be completed. The MVP Joint Venture is working to resolve these challenges. The MVP Joint Venture has a narrow path to achieve EQM’s targeted late 2020 full in-service date at an overall project cost of approximately $5.4 billion (excluding AFUDC). Completion of the project in accordance with these targets will require, among other things, a favorable decision by the United States Supreme Court in the Cowpasture River Preservation Association case, timely issuance by the U.S. Fish and Wildlife Service of a new biological opinion and incidental take statement for the MVP project (and resolution of related litigation), receipt of authorizations from the Bureau of Land Management and U.S. Forest Service and the lifting of the stop work order issued by the FERC, and remediation of the Northern Plains Resource Council case relating to the Nationwide Permit 12 and timely approval of the MVP Joint Venture's pending Nationwide Permit 12 permits or utilization of alternative permitting authority and/or construction methods to cross streams and wetlands in a manner not requiring a Nationwide Permit 12. See the discussion of the litigation and regulatory-related delays affecting the completion of the MVP set forth in Part II, "Item 1. Legal Proceedings". Based on the MVP Joint Venture's current budget for the project, EQM is expected to fund approximately $2.7 billion (inclusive of additional contributions required due to the Con Edison cap described below) of the overall project cost, including approximately $105 million to $120 million in excess of EQM's ownership interest.
On November 4, 2019, Con Edison exercised an option to cap its investment in the MVP project at approximately $530 million (excluding AFUDC). EQM and NextEra Energy, Inc. are obligated, and RGC Resources, Inc., another member of the MVP Joint Venture owning an interest in the MVP project, has opted, to fund the shortfall in Con Edison's capital contributions on a pro rata basis. As a result, based on the MVP Joint Venture's current budget for the project, EQM expects to fund an additional approximately $86 million (excluding AFUDC) in capital contributions to the MVP Joint Venture. Any funding by EQM and other members will correspondingly increase their respective interests in the MVP project and decrease Con Edison's interest in the MVP project. As a result, EQM's equity ownership in the MVP project will progressively increase from 45.7% to approximately 47.0%.
In light of litigation and regulatory proceedings affecting or which have affected the construction of the MVP, EQM expects that the MVP Joint Venture will declare by May 31, 2020 events of force majeure under the precedent agreements (MVP Precedent Agreements) entered into with shippers (MVP Shippers) that have subscribed for capacity on the MVP. EQM expects that the MVP Joint Venture will take such action as an administrative matter in order to extend in accordance with the terms of the MVP Precedent Agreements various milestone dates in the agreements during the pendency of the force majeure events, including service commencement dates. Such action does not adversely affect the targeted in-service date for the project.

•
Wellhead Gathering Expansion and Hammerhead Projects. During the three months ended March 31, 2020, EQM invested approximately $104 million in gathering expansion projects. For the remainder of 2020, EQM expects to invest approximately $300 million in gathering expansion projects (inclusive of expected capital expenditures related to the noncontrolling interest in Eureka Midstream). The expansion projects include infrastructure expansion of core development areas in the Marcellus and Utica Shales in southwestern Pennsylvania, eastern Ohio and northern West Virginia for EQT, Range Resources Corporation (Range Resources) and other producers, including the Hammerhead project. The Hammerhead project is a 1.6 Bcf per day gathering header pipeline that is primarily designed to connect natural gas produced in Pennsylvania and West Virginia to the MVP, is supported by a 20-year term, 1.2 Bcf per day, firm capacity commitment from EQT and is expected to cost approximately $555 million, of which approximately $490 million had been spent through March 31, 2020. For the remainder of 2020, EQM expects to invest approximately $30 million in the Hammerhead project. The Hammerhead project is expected to become operational in the second quarter of 2020 and will provide interruptible service until the MVP is placed in-service, at which time the firm capacity commitment will begin.

•
MVP Southgate Project. In April 2018, the MVP Joint Venture announced the MVP Southgate project, a proposed 75-mile interstate pipeline that will extend from the MVP at Pittsylvania County, Virginia to new delivery points in Rockingham and Alamance Counties, North Carolina. The MVP Southgate project is backed by a 300 MMcf per day firm capacity commitment from Dominion Energy North Carolina. As designed, the MVP Southgate project has expansion capabilities that could provide up to 900 MMcf per day of total capacity. The MVP Southgate project is estimated to cost a total of approximately $450 million to $500 million, which is expected to be spent primarily in 2021. EQM is expected to fund approximately $225 million of the overall project cost. During the three months ended March 31, 2020, no capital contributions were made by EQM to the MVP Joint Venture for the MVP Southgate project. For 2020, EQM expects to make capital contributions of approximately $15 million to the MVP Joint Venture for the MVP Southgate project. EQM will operate the MVP Southgate pipeline and, as of March 31, 2020, owned a 47.2% interest in the MVP Southgate project. The MVP Joint Venture submitted the MVP Southgate certificate application to the FERC in November 2018. The Final Environmental Impact Statement for the MVP Southgate project was issued on February 14, 2020. The schedule also identifies May 14, 2020 as the deadline for other agencies to act on other federal authorizations required for the project (the FERC, however, is not subject to this deadline). Subject to approval by the FERC and other regulatory agencies, the MVP Southgate project is expected to be placed in-service in 2021.

•
Transmission Expansion. During the three months ended March 31, 2020, EQM invested approximately $9 million in transmission expansion projects. For the remainder of 2020, EQM expects to invest approximately $40 million to $50 million in transmission expansion projects, primarily attributable to the Allegheny Valley Connector (AVC), the Equitrans, L.P. Expansion project (EEP), which is designed to provide north-to-south capacity on the mainline Equitrans, L.P. system, including for deliveries to the MVP, and power plant projects. A portion of the EEP commenced operations with interruptible service in the third quarter of 2019. The EEP provides capacity of approximately 600 MMcf per day and offers access to several markets through interconnects with Texas Eastern Transmission, Dominion Transmission and Columbia Gas Transmission. EEP will also provide delivery into the MVP and, once the MVP is placed in service, firm transportation agreements for 550 MMcf per day of capacity will commence under 20-year terms.

•
Water Expansion. During the three months ended March 31, 2020, EQM invested approximately $3 million in the expansion of its fresh water delivery infrastructure. For the remainder of 2020, EQM expects to invest approximately $10 million to $15 million in the expansion of its fresh water delivery infrastructure in Pennsylvania and Ohio.

See further discussion of capital expenditures in the "Capital Requirements" section below.
On February 27, 2020, Equitrans Midstream and EQM announced the EQT Global GGA with EQT, which is a 15-year contract that includes, among other things, a 3.0 Bcf per day MVC (which gradually steps up to 4.0 Bcf per day for several years following the in-service date of the MVP project) and the dedication of a substantial majority of EQT’s core acreage in Pennsylvania and West Virginia to EQM. Under the EQT Global GGA, EQT received certain gathering fee relief over a period of three years following the in-service date of the MVP (as further described in Note 6 to the consolidated financial statements). The EQT Global GGA replaced 14 previous gathering agreements between affiliates of each of EQT and EQM. In addition, on February 27, 2020, Equitrans Midstream and EQM announced a definitive merger agreement between Equitrans Midstream, EQM and certain of their affiliates related to the EQM Merger, pursuant to which, among other things, Equitrans Midstream will acquire all of the issued and outstanding EQM common units (other than EQM common units held by Equitrans Midstream and its subsidiaries). Following the EQM Merger, which is subject to customary closing conditions, including approvals of EQM’s limited partners and Equitrans Midstream’s shareholders, EQM will be an indirect, wholly owned subsidiary of Equitrans Midstream and will no longer be a publicly traded entity. The Equitrans Midstream Special Meeting and the EQM Special Meeting are both scheduled to be held on June 15, 2020, and EQM expects the EQM Merger to close in June 2020. See Notes 1, 2, 4, 6 and 7 for additional information regarding the EQT Global GGA, the EQM Merger and the transactions related thereto.
Under the EQT Global GGA, the performance obligation is to provide daily MVC capacity and as such the total consideration is allocated proportionally to the daily MVC over the life of the contract. In periods that the gathering MVC revenue billed will exceed the allocated consideration, the excess will be deferred to the contract liability and recognized in revenue when the performance obligation has been satisfied. Assuming an in-service date of year-end 2020 for the MVP, the deferral to the contract liability is expected to increase by approximately $224 million for the remainder of 2020 and by approximately $10 million and $38 million, respectively, during 2021 and 2022. The daily MVC capacity and the gathering MVC fees payable by EQT (or its affiliates) to EQM as set forth in the EQT Global GGA are conditioned upon the in-service date of the MVP. There are ongoing legal and regulatory matters that must be resolved favorably before the MVP project can be completed which could have a material effect on the performance obligation and the allocation of the total consideration over the life of the contract and the gathering MVC fees payable by EQT under the contract.
For a discussion of EQM’s commercial relationship with EQT and related considerations, including risk factors, see EQM’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by this and any subsequent Quarterly Report on Form 10-Q.
Commodity Prices. EQM’s business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids have adversely affected development of additional reserves and production that is accessible by EQM’s pipeline and storage assets, which also negatively affects EQM’s water services business. The Henry Hub natural gas price ranged from $1.68 per MMbtu to $2.17 per MMbtu between January 1, 2020 and March 31, 2020. While the natural gas forward strip price has increased since March 31, 2020 primarily as a result of expected declines of production of associated gas (partially due to measures implemented by federal, state and local governments to control the spread of COVID-19 and resulting declines in demand for oil and to a lesser extent natural gas and continued economic uncertainty, as well as the failure, in March 2020, of Saudi Arabia and Russia to agree to cut oil production, which contributed to a sharp drop in the price of oil and an imbalance between the supply of demand for oil) and only a modest negative impact on demand for natural gas resulting from the COVID-19 pandemic, the natural gas forward strip price continued to trend downward during the first three months of 2020. Further, market prices for natural gas in the Appalachian Basin continue to be lower than Henry Hub natural gas prices. Lower natural gas prices have caused producers to determine to reduce their rig count, shut in a portion of their wells or otherwise take actions to slow production growth and/or reduce production, which when effected by EQM's producer customers reduces the demand for, and usage of, EQM’s services. While the near-term outlook for natural gas prices has improved significantly since March 31, 2020, a sustained period of depressed natural gas production and prices could cause producers in EQM's areas of operation to take further actions to reduce natural gas production and supply in the future and may adversely affect such producer customers' respective business, financial condition, results of operation, access to capital and/or liquidity.

EQM’s customers, including EQT, Range Resources and Gulfport Energy Corporation (Gulfport), have announced reductions in their capital spending forecasts for 2020 and may continue to lower capital spending in the future based on commodity prices, access to capital, investor expectations for positive free cash flow, or a desire to reduce or refinance leverage (including the perceived ability to do so), or other factors. On January 13, 2020, EQT publicly announced a 2020 capital expenditure forecast of $1.25 billion to $1.35 billion, compared to 2019 capital expenditures of $1.85 billion to $1.95 billion, which represented an approximate 30% decrease in capital expenditures compared to EQT’s projected 2019 capital expenditures. On March 16, 2020, EQT announced a further reduction in its 2020 capital expenditure forecast to $1.075 billion to $1.175 billion, or an approximate 13% reduction from EQT's initial 2020 capital expenditure forecast. Longer-term price declines and sustained periods of low natural gas and natural gas liquids prices could continue to have an adverse effect on creditworthiness of EQM's customers and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and, accordingly, volumetric-based fees, which could affect EQM’s results of operations, liquidity or financial position. Each of S&P, Moody's and Fitch has taken negative ratings actions on a number of Appalachian exploration and production companies, including EQT, Range Resources and Gulfport, citing, among other things, lower natural gas price assumptions and current and future financing needs. Many of EQM’s customers, including EQT, have entered into long-term firm reservation transmission and gathering contracts or contracts with MVCs on EQM's systems. However, approximately 42% of EQM’s operating revenues for the first quarter of 2020 were volumetric-based fee revenues. For more information, see "Decreases in production of natural gas in our areas of operation have adversely affected, and future decreases could further adversely affect, our business and operating results and reduce our cash available to make distributions to our unitholders." included in Item "1A, Risk Factors - Risks Inherent in Our Business" of EQM’s Annual Report on Form 10-K for the year ended December 31, 2019.
Potential Future Impairments. During the first quarter of 2020, EQM recognized an impairment of long-lived assets of approximately $55.6 million, including $37.9 million related to certain Hornet-related gathering assets and $17.7 million related to certain Hornet-related intangible assets associated with the Eureka/Hornet reporting unit. See Note 3 to the consolidated financial statements for additional information. As of the filing of this Quarterly Report on Form 10-Q, EQM cannot predict the likelihood or magnitude of any future impairment.
The accounting estimates related to impairments are susceptible to change, including estimating fair value which requires considerable judgment. For goodwill, management’s estimate of a reporting unit’s future financial results is sensitive to changes in assumptions, such as changes in stock prices, weighted-average cost of capital, terminal growth rates and industry multiples. For EQM’s equity investments in the MVP Joint Venture, management must evaluate EQM’s investments for other-than-temporary-declines in fair value under ASC 323. EQM believes the estimates and assumptions used in estimating its reporting units’ and its equity investments’ fair values are reasonable and appropriate; however, assumptions and estimates are inherently subject to significant business, economic, competitive, regulatory and other risks, that could materially affect the calculated fair values and the resulting conclusions regarding impairments of goodwill and equity investments, which could materially affect EQM’s results of operations and financial position. Additionally, actual results could differ from these estimates. For the period ended March 31, 2020, EQM performed a sensitivity analysis for the RMP PA Gas Gathering reporting unit and the merged EQM Opco reporting unit to quantify the effect of certain changes to assumptions used in the interim goodwill assessment. It was determined that a 1% increase to the weighted average cost of capital and a corresponding 1% decrease to the terminal cash flow growth rate would not have resulted in an impairment of goodwill as of March 31, 2020. EQM also continues to evaluate the ongoing legal and regulatory matters related to the MVP project that must be resolved favorably (and timely) before the project can be completed, as further described in Part II, “Item 1. Legal Proceedings” of this Quarterly Report on Form 10-Q. See also Note 3 to the consolidated financial statements and “Reviews of our goodwill and intangible and other long-lived assets have resulted in significant impairment charges and reviews of goodwill, intangible and other long-lived assets (including equity method investments) could result in future significant impairment charges.” included in Part II, “Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.
Capital Resources and Liquidity
EQM's liquidity requirements are to finance its operations, fund capital expenditures, potential acquisitions and other strategic transactions and capital contributions to joint ventures, including the MVP Joint Venture, to pay cash distributions and to satisfy any indebtedness obligations. EQM's ability to meet these liquidity requirements depends on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and other markets, which may be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID-19 pandemic, some of which are beyond EQM's control. EQM's available sources of liquidity include cash generated from operations, borrowing under EQM's revolving credit facilities, incremental borrowings under the Amended 2019 EQM Term Loan Agreement, cash on hand, debt transactions and issuances of additional EQM partnership interests. Pursuant to the Tax Matters Agreement between Equitrans Midstream and EQT entered into in connection with the Separation, Equitrans Midstream is subject to certain restrictions related to certain corporate actions, including restrictions related to the issuance of EQM securities beyond certain thresholds. See "Our general partner may require us to forgo certain transactions in order to avoid the risk of Equitrans

Midstream incurring material tax-related liabilities or indemnification obligations under Equitrans Midstream’s tax matters agreement with EQT." under “Risks Inherent in an Investment in Us” included in "Item 1A. Risk Factors" of EQM's Annual Report on Form 10-K. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
In February 2020, S&P and Fitch downgraded EQM’s credit ratings from investment grade to non-investment grade. In addition, in April 2020, Moody's further downgraded EQM's credit rating from Ba2 (with a negative outlook) to Ba3 (with a negative outlook), and S&P further downgraded EQM's credit rating from BB (with a stable outlook) to BB- (with a negative outlook). The non-investment grade ratings from Moody's, S&P and Fitch have caused EQM to incur higher borrowing costs under its Amended $3 Billion Facility and the Amended 2019 EQM Term Loan Agreement and may make it more difficult to raise capital in banking, capital or other markets. As a result of the February 2020 downgrades, EQM was also obligated to deliver additional credit support to the MVP Joint Venture, which included letters of credit in the amounts of approximately $220.2 million and $14.2 million with respect to the MVP and the MVP Southgate projects, respectively. Additionally, pursuant to the EQT Global GGA, if EQM does not maintain minimum credit ratings of at least Ba3 with respect to Moody's and BB- with respect to S&P and Fitch from two of the three credit rating agencies, EQM will be obligated to provide additional credit support in an amount equal to approximately $196 million to EQT in support of the potential payment obligation related to the EQT Cash Option (the Cash Option Letter of Credit). See "A further downgrade of our credit ratings, including in connection with the MVP project or changes in the credit ratings of EQT, which are determined by independent third parties, could impact our liquidity, access to capital, and costs of doing business." under "Risks Inherent in Our Business" included in "Item 1A. Risk Factors" of EQM's Annual Report on Form 10-K for the year-ended December 31, 2019.
Operating Activities
Net cash flows provided by operating activities were $285.1 million for the three months ended March 31, 2020 compared to $161.0 million for the three months ended March 31, 2019. The increase was primarily driven by an increase in Gathering revenues primarily associated with the entities acquired in the Bolt-on Acquisition, an increase in Water revenues and the timing of working capital payments.
Investing Activities
Net cash flows used in investing activities were $845.9 million for the three months ended March 31, 2020 compared to $350.4 million for the three months ended March 31, 2019. The increase was attributable to the Intercompany Loan, partly offset by decreased capital contributions to the MVP Joint Venture consistent with a lower level of construction activities for the MVP project and decreased capital expenditures during 2020 as further described in "Capital Requirements."
Financing Activities
Net cash flows provided by financing activities were $559.2 million for the three months ended March 31, 2020 compared to $245.7 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the primary source of financing cash flows was proceeds from borrowings on the Amended $3 Billion Facility, net of repayments, while the primary use of financing cash flows was distributions paid to unitholders (including distributions paid to Series A Preferred unitholders). For the three months ended March 31, 2019, the primary source of financing cash flows was proceeds from borrowings on the Amended $3 Billion Facility, net of repayments, while the primary use of financing cash flows was distributions paid to unitholders.
Capital Requirements
The gathering, transmission and storage and water services businesses are capital intensive, requiring significant investment to develop new facilities and to maintain and upgrade existing operations.

	Three Months Ended March 31,
	2020	2019
	(Thousands)
Expansion capital expenditures (a)(b)(c)	$115,551	$176,509
Maintenance capital expenditures (b)	10,177	9,428
Total capital expenditures (d)	$125,728	$185,937

(a)
Expansion capital expenditures do not include capital contributions made to the MVP Joint Venture for the MVP and MVP Southgate projects of approximately $45.2 million and $144.8 million for the three months ended March 31, 2020 and 2019, respectively.

(b)
Includes approximately $11.3 million of expansion capital expenditures and $1.2 million of maintenance capital expenditures related to the noncontrolling interest in Eureka Midstream for the three months ended March 31, 2020.

(c)
Expansion capital expenditures for the three months ended March 31, 2019 do not include approximately $49.7 million of non-operating assets acquired from Equitrans Midstream in the Shared Assets Transaction that primarily support EQM's gathering activities. See Note 2 to the consolidated financial statements for further detail.

(d)
EQM accrues capital expenditures when the capital work has been completed but the associated bills have not been paid. Accrued capital expenditures are excluded from the statements of consolidated cash flows until they are paid. See Note 5 to the consolidated financial statements.

Expansion capital expenditures decreased by approximately $61.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to decreased spending on the Hammerhead project and various wellhead gathering expansion projects, partly offset by spending on the Eureka Midstream gathering system in the first quarter of 2020 following the Bolt-on Acquisition.
Maintenance capital expenditures increased by approximately $0.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of additional assets in service, including the assets acquired in the Bolt-on Acquisition.
For the remainder of 2020, capital contributions to the MVP Joint Venture are expected to be approximately $565 million to $615 million (including approximately $15 million related to the MVP Southgate project), and expansion capital expenditures are expected to be $350 million to $365 million (including approximately $30 million attributable to the noncontrolling interest in Eureka Midstream), net of expected reimbursements. EQM's future capital investments may vary significantly from period to period based on the available investment opportunities and the timing of the construction of the MVP, MVP Southgate and other projects. Maintenance capital expenditures are also expected to vary quarter to quarter. EQM expects to fund future capital expenditures primarily through cash on hand, cash generated from operations, borrowings under its and its subsidiaries' credit facilities and additional debt transactions. EQM is not forecasting any public equity issuance for currently anticipated organic growth projects.
Credit Facility Borrowings
See Note 9 to the consolidated financial statements for discussion of the Amended $3 Billion Facility, the Amended 2019 EQM Term Loan Agreement and the Eureka Credit Facility.
Security Ratings
The table below sets forth the credit ratings for debt instruments of EQM at March 31, 2020.

Senior Notes
Rating Service	Rating	Outlook
Moody's	Ba2	Negative
S&P	BB	Stable
Fitch	BB	Negative
On February 4, 2020, S&P downgraded EQM's credit to a BB+ rating, with a negative outlook, from a BBB- rating following S&P's downgrade of EQT. On February 27, 2020, S&P further downgraded EQM's credit to a BB rating, with a stable outlook. On February 18, 2020, Fitch downgraded EQM to a BB rating, with a negative outlook, from a BBB- rating, citing a downgrade of EQT’s credit rating from BBB- to BB, with a negative outlook, on February 14, 2020, as well as uncertainty around the MVP project, as the principal reasons for the ratings action. On February 27, 2020, Moody's downgraded EQM's credit from Ba1, with a negative outlook, to Ba2, with a negative outlook, citing EQT's weakening credit profile, risks to completion of MVP and the increase to EQM's financial leverage resulting from actions in connection with the EQM Merger and the Share Purchases. On April 2, 2020, Moody's further downgraded EQM's credit rating from Ba2, with a negative outlook, to Ba3, with a negative outlook, following Moody's downgrade of EQT's credit rating. Finally, on April 7, 2020, S&P further downgraded EQM's credit rating from BB, with a stable outlook, to BB-, with a negative outlook, following S&P's further downgrade of EQT's credit rating.
EQM's credit ratings are subject to further revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. EQM cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant, including in connection with the MVP project or the creditworthiness of EQM's customers, including

EQT. As of April 2, 2020, EQT's public debt had credit ratings of BB- from S&P (with a negative outlook), Ba3 from Moody's (with a negative outlook) and BB from Fitch (with a negative outlook). As of December 31, 2019, EQT's credit ratings with each of S&P, Moody's and Fitch were considered investment grade. If any credit rating agency further downgrades EQM's ratings, EQM's access to the capital markets could become more challenging, borrowing costs will likely increase, EQM may be required to provide additional credit assurances, including the Cash Option Letter of Credit, and in support of commercial agreements such as joint venture agreements and, if applicable, construction contracts, and the potential pool of investors and funding sources may decrease. In order to be considered investment grade, a company must be rated Baa3 or higher by Moody's, BBB- or higher by S&P, or BBB- or higher by Fitch. Anything below these ratings, including all of EQM's credit ratings, are considered non-investment grade.
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
See also "The regulatory approval process for the construction of new midstream assets is challenging, and recent decisions by regulatory and judicial authorities in pending proceedings could impact our or the MVP Joint Venture's ability to obtain all approvals and authorizations necessary to complete certain projects on the projected time frame or at all or our ability to achieve the expected investment return on the projects." under "Item 1A, Risk Factors - Risks Inherent in Our Business" included in EQM’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, "Item 1. Legal Proceedings" for a discussion of litigation and regulatory proceedings, including related to the MVP project.
See Note 16 to the annual consolidated financial statements included in EQM's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of EQM's commitments and contingencies.
Critical Accounting Policies and Estimates
EQM's critical accounting policies are described in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in EQM's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to EQM's consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2020. The application of EQM's critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest EQM earns on cash, cash equivalents and short-term investments and the interest rates EQM and Eureka Midstream pay on borrowings under their respective revolving credit facilities and, in EQM's case, the Amended 2019 EQM Term Loan Agreement. The Amended 2019 EQM Term Loan Agreement, the Amended $3 Billion Facility and the Eureka Credit Facility provide for variable interest rates and thus expose EQM and Eureka Midstream to fluctuations in market interest rates. In addition, EQM’s interest rates under the Amended 2019 EQM Term Loan Agreement and the Amended $3 Billion Facility are impacted by changes in EQM’s credit ratings (which may be caused by factors outside of EQM’s control). Such changes in interest rates expose EQM and, as applicable, Eureka Midstream, to fluctuations in interest rates, which may impact EQM's results of operations and liquidity, including the amount of cash EQM has available to make quarterly cash distributions to its unitholders, including Equitrans Midstream. Changes in interest rates also may affect the distribution rate payable on EQM’s Series A Preferred Units after the twentieth distribution period, which could affect the amount of cash EQM has available to make quarterly cash distributions to its other unitholders. Additionally, on March 30, 2020, EQM executed the $3 Billion Facility Amendment and Term Loan Amendment, which increased the interest rates applicable to the borrowings under the Amended $3 Billion Facility and the Amended 2019 EQM Term Loan Agreement. EQM's senior notes are fixed rate and thus do not expose EQM to fluctuations in market interest rates. Changes in interest rates do affect the fair value of EQM's fixed rate debt. See Note 9 to the consolidated financial statements for discussion of EQM's borrowings and Note 10 to the consolidated financial statements for a discussion of fair value measurements. EQM and Eureka Midstream may from time to time hedge the interest on portions of borrowings under the revolving credit facilities and the Amended 2019 EQM Term Loan Agreement, as applicable, in order to manage risks associated with floating interest rates.
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
EQM is exposed to the credit risk of its customers, including EQT, its largest customer. As of March 31, 2020, EQT had $0.7 billion of letters of credit outstanding under its revolving credit facility (inclusive of an $83.6 million letter of credit issued to the MVP Joint Venture). At March 31, 2020, EQT's public senior debt had non-investment grade credit ratings. See "Security Ratings" under Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of EQT's credit ratings.
In connection with the execution of the EQT Global GGA and the Credit Letter Agreement, EQM agreed to, amongst other things, relieve certain credit posting requirements for EQT, in an amount of up to approximately $250 million under its commercial agreements with EQM, subject to EQT maintaining a minimum credit rating from two of three rating agencies of (i) Ba3 with Moody’s, (ii) BB- with S&P and (iii) BB- with Fitch. In addition, EQT has guaranteed the payment obligations of certain of its subsidiaries, up to a maximum amount of $115 million, $131 million and $30 million related to gathering, transmission and water services, respectively, across all applicable contracts, for the benefit of the subsidiaries of EQM providing such services. See Note 15 to the annual consolidated financial statements included in EQM's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of EQM's exposure to credit risk.
Commodity Prices
EQM's business is dependent on continued natural gas production and the availability and development of reserves in its areas of operation. Low prices for natural gas and natural gas liquids, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by EQM's pipeline and storage assets, or result in lower drilling activity, which would decrease demand for EQM's services. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of EQM's current areas of operation are strategically more attractive to them. EQM's customers, including EQT, Range Resources and Gulfport, have announced reductions in their capital spending and may announce lower capital spending in the future based on commodity prices, access to capital, investor expectations regarding positive free cash flow, a desire to reduce or refinance leverage (including the perceived ability to do so) or other factors. Unless EQM is successful in attracting and retaining new customers, its ability to maintain or increase the capacity subscribed and volumes transported under service arrangements on its transmission and storage system, the volumes gathered on its gathering systems, or the volumes of water provided by its water services business will be dependent on receiving consistent or increasing commitments from its existing customers. While EQT has dedicated a substantial portion of its core acreage to EQM and has entered into long-term firm gathering and transmission contracts and contracts with MVCs on certain of EQM's systems, EQT may determine in the future that drilling in EQM's areas of operations is not economical. Other than with respect to its MVCs under existing contracts, EQT is under no contractual obligation to continue to develop its acreage dedicated to EQM. See also Note 6 to the consolidated financial statements for a discussion of the EQT Global GGA and the Water Services Letter Agreement with EQT.
EQM's cash flow profile is underpinned by both firm reservation fee revenues and volumetric-based fees, with approximately 58% of its revenue for the three months ended March 31, 2020 generated by firm reservation fee revenues. Accordingly, EQM believes that the effect of short- and medium-term declines in volumes of gas gathered, transported or stored on its systems may be mitigated because firm reservation fee revenues are paid regardless of volumes supplied to the system by customers. See "Our exposure to direct commodity price risk may increase in the future." under "Item 1A. Risk Factors" in EQM's Annual Report on Form 10-K for the year ended December 31, 2019. Sustained periods of low commodity prices could have a further adverse effect on customer creditworthiness and related ability to pay firm reservation fees under long-term contracts and/or affect activity levels and accordingly volumetric-based fees, which could affect EQM's results of operations, liquidity or financial position. Significant declines in gas production in EQM's areas of operations would adversely affect its growth potential.
The fair value of EQM’s derivative instruments is largely determined by estimates of the NYMEX Henry Hub natural gas forward curve. A hypothetical 10% increase in NYMEX Henry Hub natural gas futures prices would increase the valuation of EQM’s derivative instruments by $10.2 million, while a hypothetical 10% decrease in NYMEX Henry Hub natural gas futures prices would decrease the valuation of EQM’s derivative instruments by $11.0 million. This fair value change assumes volatility based on prevailing market parameters at March 31, 2020. See Note 10 to the consolidated financial statements for a discussion of the Henry Hub cash bonus payment provision.
Other Market Risks
EQM's Amended $3 Billion Facility is underwritten by a syndicate of 21 financial institutions, each of which is obligated to fund its pro-rata portion of any borrowings by EQM. No one lender of the financial institutions in the syndicate holds more than 10% of the facility. EQM's large syndicate groups and relatively low percentage of participation by each lender is expected to limit EQM's exposure to disruption or consolidation in the banking industry.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of EQM's General Partner, including the Principal Executive Officer and Principal Financial Officer of the EQM General Partner, an evaluation of EQM's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of the EQM General Partner concluded that EQM's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the first quarter of 2020, EQM completed the implementation of the initial phase of an enterprise resource planning (ERP) system, and revised and updated the related controls. These changes did not materially affect EQM's internal control over financial reporting. As EQM implements the remaining functionality under this ERP system through the first six months of 2021, it will continue to assess the impact on its internal control over financial reporting.
There were no changes in EQM's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, EQM's internal control over financial reporting.

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
Environmental Proceedings
Pennsylvania DEP Consent Assessment of Civil Penalty, Fresh Water Withdraw System: During the third quarter of 2019, the Pennsylvania Department of Environmental Protection (PADEP) issued a draft Consent Assessment of Civil Penalty to EQM, citing a failure to report monthly and total withdraws from certain freshwater sources, failure to register a source, and failure to maintain a source/tap. EQM has implemented corrective actions including registration of all water sources and installation of equipment to prevent non-compliance events. EQM and the PADEP executed a consent order which included a civil penalty of $180,000 on April 7, 2020.
Eureka System Environmental Remediation. On April 10, 2019, EQM acquired a 60% equity interest in Eureka Midstream. Eureka Midstream received one notice of violation (NOV) in April 2019 and two NOVs in June 2019 from the OEPA associated with legacy slips. EQM cannot predict with certainty whether any facts or circumstances will result in a state environmental agency issuing additional NOVs. If penalties are imposed, an individual penalty or the aggregate of these penalties could result in monetary sanctions in excess of $100,000. However, EQM does not believe that the penalties, if imposed, will have a material impact on the financial condition, results of operations or liquidity of EQM.
Pennsylvania DEP Consent Assessment of Civil Penalty, NIRI S001 Pipeline. On April 4, 2018, the PADEP issued a NOV to EQM, noting fifty-seven (57) violations that included seventeen (17) erosion and best management practices failures, nine (9) pollution discharges to streams and wetlands, and additional failures to temporarily stabilize rights of way. The PADEP conducted its follow-up inspection on April 14, 2018 and noted that all violations were resolved. On December 3, 2019, the PADEP issued a proposed consent order to settle all violations. EQM and the PADEP executed a consent order which included a civil penalty of $250,000 in February 2020, and all amounts have been paid.
MVP Matters
The MVP Joint Venture is currently defending certain agency actions and judicial challenges to the MVP that must be resolved favorably before the project can be completed, including the following:

•
Sierra Club, et al. v. U.S. Army Corps of Engineers, et al., consolidated under Case No. 18-1173, Fourth Circuit Court of Appeals (Fourth Circuit). In February 2018, the Sierra Club filed a lawsuit in the Fourth Circuit against the U.S. Army Corps of Engineers (the U.S. Army Corps). The lawsuit challenges the verification by the Huntington District of the U.S. Army Corps that Nationwide Permit 12, which generally authorizes discharges of dredge or fill material into waters of the United States and the construction of pipelines across such waters under Section 404 of the Clean Water Act, could be utilized in the Huntington District (which covers all but the northernmost area of West Virginia) for the MVP project. The crux of Sierra Club's position was that the MVP Joint Venture, pursuant to its FERC license, planned to use a certain methodology (dry open cut creek crossing methodology) to construct the pipeline across streams in West Virginia that would take considerably longer than the 72 hours allowed for such activities pursuant to the terms of West Virginia's Clean Water Act Section 401 certification for Nationwide Permit 12. A three-judge panel of the Fourth Circuit agreed with the Sierra Club and on October 2, 2018, issued a preliminary order stopping the construction in West Virginia of that portion of the pipeline that is subject to Nationwide Permit 12. Following the issuance of the court's preliminary order, the U.S. Army Corps' Pittsburgh District (which had also verified use of Nationwide Permit 12 by MVP in the northern corner of West Virginia) suspended its verification that allowed the MVP Joint Venture to use Nationwide Permit 12 for stream and wetlands crossings in northern West Virginia. On November 27, 2018, the Fourth Circuit panel issued its final decision vacating the Huntington District's verification of the use of Nationwide Permit 12 in West Virginia. West Virginia subsequently revised its Section 401 certification for Nationwide Permit 12; however, unless and until the U.S. Army Corps' Huntington and Pittsburgh Districts re-verify the MVP Joint Venture's use of Nationwide Permit 12, or the MVP Joint Venture secures an individual Section 404 permit with the concurrence of both Districts, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in West Virginia. In June 2018, the Sierra Club filed a second petition in the Fourth Circuit against the U.S. Army Corps, seeking review and a stay of the U.S. Army Corps Norfolk District's decision to verify the MVP Joint Venture's use of Nationwide Permit 12 for stream crossings in Virginia. The Fourth Circuit denied the Sierra Club's request for a stay on August 28, 2018. On October 5, 2018, the U.S. Army Corps' Norfolk District suspended its verification under Nationwide Permit 12 for stream crossings in Virginia pending the resolution of the West Virginia proceedings outlined below. On December 10, 2018, the U.S. Army Corps filed a motion to place the case in abeyance which the court granted on January 9, 2019. Until the U.S. Army Corps lifts its suspension, the MVP Joint Venture cannot perform any construction activities in any streams and wetlands in Virginia. Once the Huntington and Pittsburgh District issues are resolved, the Norfolk District will be in the position to consider lifting the suspension of the verification for the MVP Joint Venture's use of Nationwide Permit 12. The administrative proceeding described below is addressing the issues raised by the court. However, the MVP Joint Venture cannot guarantee that the agencies' actions will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed. Additionally, the timing of these actions may be affected by the decision in Northern Plains Resource Council, outlined below.

•
WVDEP Rulemaking Proceedings - Section 401 Nationwide Permit. On April 13, 2017, the West Virginia Department of Environmental Protection (WVDEP) issued a 401 Water Quality Certification for the U.S. Army Corps Nationwide Permits. In August 2018, the WVDEP initiated an administrative process to revise this certification and requested public comment to, among other things, specifically revise the 72-hour limit for stream crossings noted as problematic by the Fourth Circuit as well as other conditions. The WVDEP issued a new notice and comment period for further modifications of the 401 certification. On April 24, 2019, the WVDEP submitted the modification to the United States Environmental Protection Agency (the EPA) for approval (since the WVDEP is also required to obtain the EPA's agreement to the modified 401 certification) and provided notice to the U.S. Army Corps. The EPA's agreement to the WVDEP's modification of its water quality certification was received in August 2019 and, accordingly, the MVP Joint Venture anticipates that it will once again secure from the U.S. Army Corps Districts within West Virginia verification that its activities, including stream crossings, may proceed under Nationwide Permit 12 as re-certified by the WVDEP. The U.S. Army Corps approved the WVDEP's modification of its Nationwide Permit on January 24, 2020. The MVP Joint Venture submitted a new permit application on January 28, 2020 anticipating a permit decision in mid-2020. However, the timing of the decision may be affected by the decision in Northern Plains Resource Council, outlined below. Further, the MVP Joint Venture cannot guarantee that the WVDEP's action will not be challenged or that the U.S. Army Corps Districts will act promptly or be deemed to have acted properly if challenged, in which case reverification may be further delayed.

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

•
Challenges to FERC Certificate, Court of Appeals for the District of Columbia Circuit (DC Circuit). Multiple parties have sought judicial review of the FERC's order issuing a certificate of convenience and necessity to the MVP Joint Venture and/or the exercise by the MVP Joint Venture of eminent domain authority. On February 19, 2019, the DC Circuit issued an order rejecting multiple consolidated petitions seeking direct review of the FERC order under the Natural Gas Act and certain challenges to the exercise by the MVP Joint Venture of eminent domain authority in Appalachian Voices, et al. v. FERC, et al., consolidated under Case No. 17-1271. No petitions for rehearing or petitions for rehearing en banc were filed by the April 5, 2019 deadline. The mandate was issued on April 17, 2019. Another group of parties filed a complaint in the U.S. District Court for the District of Columbia asserting that the

FERC's order issuing certificates is unlawful on constitutional and other grounds in Bold Alliance, et al. v. FERC, et al., Case No. 1:17-cv-01822-RJL. The district court plaintiffs seek declaratory relief as well as an injunction preventing the MVP Joint Venture from developing its project or exercising eminent domain authority. In December 2017 and January 2018, the FERC and the MVP Joint Venture, respectively, moved to dismiss the petitions for lack of subject matter jurisdiction. The court granted the motion and dismissed plaintiffs' complaint on September 28, 2018. On October 26, 2018, plaintiffs appealed to the DC Circuit in Bold Alliance, et al. v. FERC, et al., Case No. 18-5322. On December 3, 2018, the FERC, as appellee, filed a joint motion with the appellants to hold Case No. 18-5322 in abeyance pending completion of the appeals of the final agency orders related to the MVP certificate in consolidated Case No. 17-1271 and Atlantic Coast Pipeline’s (ACP) certificate. The MVP Joint Venture filed a motion to dismiss the case as to some of the plaintiffs. On February 15, 2019, the DC Circuit entered an order holding this appeal in abeyance pending rulings on the appeals from the ACP and MVP FERC proceedings. ACP's proceeding remains pending. Case No. 18-5322 remains in abeyance. If this challenge were successful, it could result in the MVP Joint Venture's certificate of convenience and necessity being vacated and/or additional proceedings before the FERC, the outcome of which EQM cannot predict.

•
Mountain Valley Pipeline, LLC v. 6.56 Acres of Land et al., Case No. 18-1159, Fourth Circuit Court of Appeals. Several landowners filed challenges to the condemnation proceedings by which the MVP Joint Venture obtained access to their property in various U.S. District Courts. In each case, the district court found that the MVP Joint Venture was entitled to immediate possession of the easements, and the landowners appealed to the Fourth Circuit. The Fourth Circuit consolidated these cases and issued two opinions in 2019, one granting the MVP Joint Venture immediate access for construction of the pipeline and the other finding that the MVP Joint Venture did not have to condemn the interest of coal owners and that coal owners are not entitled to assert claims in the condemnation proceedings for lost coal on tracts for which they do not own a surface interest being condemned. A group of landowners filed a writ of certiorari with the United States Supreme Court regarding the Fourth Circuit’s ruling on immediate access which was denied on October 7, 2019. District court trials on just compensation are ongoing.

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

•
Sierra Club et al. v. U.S. Dep’t of Interior et al., Case No. 18-1082, Fourth Circuit Court of Appeals. On August 6, 2018, the Fourth Circuit held that the National Park Service (NPS) acted arbitrarily and capriciously in granting the ACP a right-of-way permit across the Blue Ridge Parkway. Specifically, the Fourth Circuit found that the permit cited the wrong source of legal authority and the NPS failed to make a “threshold determination that granting the right-of-way is ‘not inconsistent with the use of such lands for parkway purposes’ and the overall National Park System to which it belongs.” Even though the MVP Joint Venture is not named in the ACP litigation, the MVP route crosses the Blue Ridge Parkway roughly midway between mileposts 246 and 247 of the pipeline route and implicates some of the same deficiencies addressed by the court. The MVP Joint Venture elected to request that the NPS temporarily suspend its Blue Ridge Parkway permit until the deficiencies identified in the ACP litigation are resolved. While the MVP and ACP rights-of-way share some of the same regulatory issues, unlike ACP the portion of the MVP pipeline that crosses the Blue Ridge Parkway is completely constructed. NPS granted the MVP Joint Venture the ability to continue final restoration efforts on that portion of the pipeline during the course of the suspended permit. The MVP Joint Venture is working with the NPS to address MVP-related right-of-way issues.

•
Wild Virginia et al. v. United States Department of the Interior; Case No. 19-1866, Fourth Circuit Court of Appeals. Petitioners filed a petition in the Fourth Circuit to challenge MVP’s Biological Opinion and Incidental Take Statement issued by the Department of the Interior’s Fish and Wildlife Service (FWS) which was approved in November 2017 (BiOp). Petitioners also requested a stay of the application of MVP’s BiOp during the pendency of the court case. FWS subsequently requested that the court approve a stay of the litigation until January 11, 2020. On August 15, 2019, the MVP Joint Venture submitted a project-wide voluntary suspension of construction activities that pose a risk of incidental take, based on the BiOp. On October 11, 2019, the Fourth Circuit issued an order approving the stay of the BiOp and held the litigation in abeyance until January 11, 2020 pending re-consultation between FWS and the FERC regarding FWS’s review of the BiOp. In response to the Fourth Circuit's order, on October 15, 2019, the FERC issued an order to the MVP Joint Venture to cease all forward-construction progress. Subsequently, the FERC authorized certain limited construction activities to resume. After completion of the consultation period which was recently extended until May 27, 2020, EQM anticipates that FWS will issue a new biological opinion and incidental take statement for the MVP project, which would impact the current litigation.
Other Proceedings that May Affect the MVP Project

•
Cowpasture River Preservation Association, et al. v. U.S. Forest Service, et al., Case No. 18-1144, Fourth Circuit Court of Appeals. On December 13, 2018, in an unrelated case involving the ACP, the Fourth Circuit held that the USFS, which is part of the Department of Agriculture, lacked the authority to grant rights-of-way for oil and gas pipelines to cross the Appalachian Trail. Although the MVP Joint Venture obtained its grant to cross the Appalachian Trail from the BLM, a part of the Department of Interior, the rationale of the Fourth Circuit's opinion could apply to the BLM as well. On February 25, 2019, the Fourth Circuit denied ACP’s petition for en banc rehearing. The federal government and ACP filed petitions to the United States Supreme Court on June 26, 2019 seeking judicial review of the Fourth Circuit's decision. On October 4, 2019, the Supreme Court formally accepted the Petitioners' writ of certiorari. The oral arguments occurred on February 24, 2020. Based on general court practice, EQM anticipates that the Supreme Court will issue its decision before the end of the 2019-2020 term in June 2020. The MVP Joint Venture is continuing to pursue multiple options to address the Appalachian Trail issue, including but not limited to, administrative, regulatory and legislative options.

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

•
Northern Plains Resource Council, et al. v. Army Corps of Engineers., Case no. CV-19-44-GF-BMM, U.S. District Court for the District of Montana., In Northern Plains Resource Council, et al. v. Army Corps of Engineers, Judge Brian Morris of the U.S. District Court for the District of Montana found that the U.S. Army Corp was required to conduct Endangered Species Act (ESA) consultations with federal wildlife agencies when it last revised Nationwide Permit 12 in 2017, the general permit governing dredge-and-fill activities for pipeline and other utility line construction projects. The Court enjoined the U.S. Army Corps from authorizing any dredge or fill activities under Nationwide Permit 12 in Montana. Based on these findings, the order vacated Nationwide Permit 12, remanded it to the U.S. Army Corps to consult with the applicable federal wildlife agencies, and prohibited the U.S. Army Corps from authorizing projects under Nationwide Permit 12 until consultation is complete. Following the order, the U.S. Army Corps suspended Nationwide Permit 12 which could cause the U.S. Army Corps to decline to verify future construction activities submitted under Nationwide Permit 12 pending further court action. On April 28, 2020, the Court denied the Department of Justice's motion to stay the vacatur pending appeal but granted a motion for expedited briefing. On May 11, 2020, Judge Morris denied the U.S. Army Corps’ motion to stay the order pending appeal, and narrowed the original opinion’s scope to allow use of Nationwide Permit 12 on non-pipeline construction activities and routine maintenance, inspection and repair activities on existing Nationwide Permit 12 projects. The Department of Justice appealed  the decision to, and requested an administrative stay from, the Ninth Circuit Court of Appeals on May 13, 2020. Such actions will take time and outcomes remain uncertain. If the ruling is applied nationwide, EQM expects a delay in obtaining approval of the MVP Joint Venture's pending Nationwide Permit 12 permits which were submitted to the U.S. Army Corps in January 2020.

For additional information on legal proceedings, see also "Item 3. Legal Proceedings" in EQM’s Annual Report on Form 10-K for the year ended December 31, 2019.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in EQM's Annual Report on Form 10-K for the year ended December 31, 2019, other than the risks described below.
The outbreak of COVID-19 (or any future pandemic), and related declines in economic output and associated demand for natural gas, could harm our business, results of operations and financial condition.

In December 2019, COVID-19 was reported in China, and, in January 2020, the World Health Organization declared it a Public Health Emergency of International Concern. COVID-19 has since spread to additional countries including the United States, causing significant business, employment and economic disruptions. Measures adopted by governments to help reduce the spread of the virus have adversely affected the economic and financial markets in the United States and many other countries, resulting in an economic downturn of unknown duration and severity.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 outbreak (or any other outbreak) on the domestic economy, the natural gas industry, or us, however, our business, results of operations and financial condition could be negatively affected in numerous ways, including, without limitation, that:

•
our customers may be adversely affected if the outbreak results in an economic downturn or recession and/or causes declines in the price of, demand for and production of natural gas or prevents such customers (particularly our largest customer) from conducting, or curtails their ability to conduct, field operations and continue natural gas production, which could reduce demand for our services, negatively affect throughput on our systems or heighten our exposure to risk of loss resulting from the nonpayment and/or nonperformance of its customers;

•
our operations may be disrupted or become less efficient if a significant portion of our employees or contractors are unavailable due to illness or if our field operations, including in respect of projects in development, were to be suspended or temporarily shut down or restricted due to outbreak control measures;

•
legal and regulatory processes relating to our projects in development, including the MVP project, may be disrupted or slowed, such as if relevant governmental authorities suffer reduced workforce availability due to the virus; and

•
 resultant disruption to, and instability in, financial and credit markets may adversely affect our access to capital, leverage and liquidity levels and credit ratings, as well as our counterparties’ access to capital, business continuity, financial stability, leverage and liquidity levels and credit ratings (which could heighten counterparty credit risk to which we are exposed in the ordinary course of its business).

Additionally, the Equitrans Midstream shareholder and our limited partner votes in respect of the EQM Merger could be delayed, and the ability of the post-EQM Merger consolidated company to realize benefits from the EQM Merger may be adversely affected by the COVID-19 outbreak (including as a result of the occurrence of any of the above-described factors). Although we believe that we are following best practices under COVID-19 guidance and intend to continue to refine our practices as additional guidance is released, there is no guarantee that our efforts or any other entity or authority to mitigate potential adverse impacts of the COVID-19 outbreak, whether on a local, state or national level, will be effective.
We also may incur additional costs to further attempt to mitigate potential impacts caused by COVID-19 related disruptions, which could adversely affect its financial condition and results of operations. Further, the COVID-19 pandemic may have the effect of heightening many of the other risks set forth in Item 1A., “Risk Factors” in Equitrans Midstream’s and our respective Annual Reports on Form 10-K for the year ended December 31, 2019, as may be updated by risk factor disclosure in Equitrans Midstream’s and our Quarterly Reports on Form 10-Q for subsequent periods. The extent of the impact of COVID-19 on us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, duration of the outbreak and related economic effects and aftereffects (including on the natural gas industry), and actions taken to contain COVID-19 or its impact, among others.
We are and in the future may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the EQM Merger.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. We are currently defendants in lawsuits related to the EQM Merger Agreement and the EQM Merger and, even if the pending or any future lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the EQM Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us and EQM from pursuing the consummation of the EQM Merger and other potentially beneficial business opportunities.
As part of the EQM Merger and the related Restructuring, EQM has agreed to redeem $600.0 million aggregate principal amount of our issued and outstanding Series A Preferred Units for cash at 101% of the Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts and, after giving effect to such redemption, we have agreed to issue 2.44 Equitrans Midstream Preferred Shares in exchange for each remaining Series A Preferred Unit.
In April 2019, we sold an aggregate of 24,605,291 Series A Preferred Units to the Investors and certain of their affiliates in a private placement for a cash purchase equal to the Series A Preferred Unit Purchase Price.
Under the EQM Partnership Agreement, the Investors are entitled to make certain elections as to treatment of their Series A Preferred Units in respect of certain change of control events of us. In lieu of making an election, and in satisfaction of the Investors’ rights under the EQM Partnership Agreement upon a change of control of us, the holders of the Series A Preferred Units and we have agreed that, at the effective time of the EQM Merger, (i) we will redeem $600.0 million aggregate principal amount of our issued and outstanding Series A Preferred Units for cash at 101% of the Series A Preferred Unit Purchase Price plus any accrued and unpaid distribution amounts and partial period distribution amounts, and (ii) after giving effect to such redemption, we will create and issue 2.44 new Equitrans Midstream Preferred Shares in exchange for each remaining Series A Preferred Unit.
At the time of issuance, the Equitrans Midstream Preferred Shares will have the following rights and preferences:

•
The Equitrans Midstream Preferred Shares are a new class of security that will rank pari passu with any other outstanding class or series of Equitrans Midstream’s preferred stock and senior to all shares of Equitrans Midstream’s common stock with respect to dividend rights and rights upon liquidation.

•
The Equitrans Midstream Preferred Shares will vote on an as-converted basis with Equitrans Midstream common stock and will have certain other class voting rights with respect to any amendment to Equitrans Midstream’s Certificate of Designations relating to the Equitrans Midstream Preferred Shares or Equitrans Midstream’s Amended and Restated Articles of Incorporation that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.

•
The holders of the Equitrans Midstream Preferred Shares will receive cumulative quarterly dividends at a rate per annum of 9.75% for each quarter ending on or before March 31, 2024, and thereafter the quarterly dividends at a rate per annum equal to the sum of (i) three-month LIBOR as of a LIBOR Determination Date (as defined in the Certificate of Designations) in respect of the applicable quarter and (ii) 8.15%; provided that the rate per annum in respect of periods after March 31, 2024 shall not be less than 10.50%.

•
Equitrans Midstream will not be entitled to pay any dividends on any junior securities, including any shares of Equitrans Midstream common stock, prior to paying the quarterly dividends payable to the Equitrans Midstream Preferred Shares, including any previously accrued and unpaid dividends.

•
Each holder of the Equitrans Midstream Preferred Shares may elect to convert all or any portion of the Equitrans Midstream Preferred Shares owned by it into Equitrans Midstream common stock initially on a one-for-one basis, subject to certain anti-dilution adjustments and an adjustment for any dividends that have accrued but not been paid when due and partial period dividends (referred to as the “conversion rate”), at any time (but not more often than once per fiscal quarter) after April 10, 2021 (or earlier liquidation, dissolution or winding up of us), provided that any conversion involves an aggregate number of Equitrans Midstream Preferred Shares of at least $20.0 million (calculated based on the closing price of our common stock on the trading day preceding notice of the conversion) or such lesser amount if such conversion relates to all of a holder’s remaining Equitrans Midstream Preferred Shares or if such conversion is approved by our Board of Directors.

•
So long as the holders of Equitrans Midstream Preferred Shares have not elected to convert all of their Equitrans Midstream Preferred Shares into Equitrans Midstream common stock, Equitrans Midstream may elect to convert all of the Equitrans Midstream Preferred Shares for Equitrans Midstream common stock at any time after April 10, 2021 if (i) Equitrans Midstream common stock is listed for, or admitted to, trading on a national securities exchange, (ii) the Equitrans Midstream Preferred Share Issue Price for the 20 consecutive trading days immediately preceding notice of the conversion, (iii) the average daily trading volume of Equitrans Midstream common stock on the national securities exchange on which Equitrans Midstream common stock is listed for, or admitted to, trading exceeds 1,000,000 shares of Equitrans Midstream common stock (subject to certain adjustments) for the 20 consecutive trading days immediately preceding notice of the conversion, (iv) Equitrans Midstream has an effective registration statement on file with the SEC covering resales of Equitrans Midstream common stock to be received by such holders upon any such conversion and (v) Equitrans Midstream has paid all accrued quarterly dividends in cash to the holders.

•
Upon certain events involving a Change of Control (as defined in the Certificate of Designations) in which more than 90% of the consideration payable to us, or to the holders of Equitrans Midstream common stock is payable in cash, the

Equitrans Midstream Preferred Shares will automatically convert into Equitrans Midstream common stock at a conversion ratio equal to the greater of (i) the quotient of (a) the sum of (x) the Equitrans Midstream Preferred Share Issue Price plus (y) any accrued and unpaid dividends on such date, including any partial period dividends with respect to the Equitrans Midstream Preferred Shares on such date, divided by (b) the Equitrans Midstream Preferred Share Issue Price and (ii) the quotient of (a) the sum of (x) (1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110% plus (y) any accrued and unpaid dividends on such date, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares on such date, divided by (b) the volume weighted average price of the shares of our common stock for the 30-day period ending immediately prior to the execution of definitive documentation relating to the Change of Control.

•
In connection with other Change of Control events that do not satisfy the 90% cash consideration threshold described above, in addition to certain other conditions, each holder of Equitrans Midstream Preferred Shares may elect to (a) convert all, but not less than all, of its Equitrans Midstream Preferred Shares into our common stock at the then applicable conversion rate, (b) if Equitrans Midstream is not the surviving entity (or if Equitrans Midstream is the surviving entity, but Equitrans Midstream common stock will cease to be listed), require us to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security that has rights, preferences and privileges substantially equivalent to the Equitrans Midstream Preferred Shares (or if Equitrans Midstream is unable to cause such substantially equivalent securities to be issued, to exercise the option described in clause (a) or (d) hereof or elect to convert such Equitrans Midstream Preferred Shares at a conversion ratio reflecting a multiple of invested capital), (c) if Equitrans Midstream is the surviving entity, continue to hold the Equitrans Midstream Preferred Shares or (d) require us to redeem the Equitrans Midstream Preferred Shares at a price per share equal to 101% of the Equitrans Midstream Preferred Share Issue Price, plus accrued and unpaid dividends, including any partial period dividends, on the applicable Equitrans Midstream Preferred Shares on such date, which redemption price may be payable in cash, our common stock or a combination thereof at our election (and, if payable in our common stock, such common stock will be issued at 95% of the volume weighted average price of our common stock for the 20-day period ending on the fifth trading day immediately preceding the consummation of the Change of Control). Any holder of Equitrans Midstream Preferred Shares that requires us to redeem its Equitrans Midstream Preferred Shares pursuant to clause (d) above will have the right to withdraw such election with respect to all, but not less than all, of its Equitrans Midstream Preferred Shares at any time prior to the fifth trading day immediately preceding the consummation of the Change of Control and instead elect to be treated in accordance with any of clauses (a), (b) or (c) above.

•
At any time on or after January 1, 2024, Equitrans Midstream will have the right, subject to applicable law, to redeem the Equitrans Midstream Preferred Shares, in whole or in part, by paying cash for each Equitrans Midstream Preferred Share to be redeemed in an amount equal to the greater of (a) the sum of (i)(1) the Equitrans Midstream Preferred Share Issue Price multiplied by (2) 110%, plus (ii) any accrued and unpaid dividends, including any partial period dividends, with respect to the Equitrans Midstream Preferred Shares on such date and (b) the amount the holder of such Equitrans Midstream Preferred Share would receive if such holder had converted such Equitrans Midstream Preferred Share into shares of our common stock at the then-applicable conversion ratio and Equitrans Midstream liquidated immediately thereafter.

•
Pursuant to the terms of the Restructuring Agreement, in connection with the closing of the Restructuring, Equitrans Midstream has agreed to enter into the Registration Rights Agreement pursuant to which, among other things, Equitrans Midstream will give the Investors certain rights to require us to file and maintain one or more registration statements with respect to the resale of the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares, and which, upon request by certain Investors party to the Registration Rights Agreement, will require us to initiate underwritten offerings for the Equitrans Midstream Preferred Shares and the shares of our common stock that are issuable upon conversion of the Equitrans Midstream Preferred Shares and use our best efforts to cause the Equitrans Midstream Preferred Shares to be listed on the securities exchange on which the shares of our common stock are then listed.

The creation and issuance of the Equitrans Midstream Preferred Shares present a number of risks to current and future holders of our common stock, including a preference in favor of holders of Equitrans Midstream Preferred Shares in the payment of dividends on our common stock, the risk of dilution occurring as a result of the conversion of the Equitrans Midstream Preferred Shares into our common stock and the ability of the holders of the Equitrans Midstream Preferred Shares to vote with the holders of our common stock on most matters, as well as the risk that the holders of the Equitrans Midstream Preferred Shares will have certain other class voting rights with respect to any amendment to our organizational documents that would be adverse (other than in a de minimis manner) to any of the rights, preferences or privileges of the Equitrans Midstream Preferred Shares.

Reviews of our goodwill and intangible and other long-lived assets have resulted in significant impairment charges and reviews of goodwill, intangible and other long-lived assets (including equity method investments) could result in future significant impairment charges.
GAAP requires us to perform an assessment of goodwill at the reporting unit level for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is more likely than not less than its carrying amount.
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
Assessing the recoverability of goodwill requires significant judgments and estimates by management. Fair values of reporting units to which goodwill is recorded are primarily estimated using the discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes and revenues from volumetric-based fees (which may vary with changes in customer development plans), operating costs, capital spending and changes in working capital. All of our goodwill as of March 31, 2020 relates to businesses that were acquired and valued by EQT's management in the November 2017 acquisition by EQT of Rice Energy Inc. The reporting unit to which goodwill is recorded as of March 31, 2020 is the EQM Opco reporting unit, which is a reporting unit associated with the gas gathering and compression activities of EQM Gathering Opco, LLC, an indirect wholly owned subsidiary of us, and which includes, as a result of the EQT Global GGA, the assets under, and operations associated with, the RMP PA Gas Gathering reporting unit. The RMP PA Gas Gathering reporting unit reflected the Pennsylvania gathering assets acquired in connection with our merger with Rice Midstream Partners LP in July 2018 (RMP PA Gas Gathering) and was, effective on the EQT Global GGA Effective Date, merged with and into the EQM Opco reporting unit, with the EQM Opco reporting unit surviving.
During 2019, we recognized impairments to goodwill in the third quarter of $161.6 million and $99.7 million on RMP PA Gas Gathering and the Ohio and West Virginia gathering assets acquired in the Bolt-on Acquisition, respectively. Additionally, for the fourth quarter of 2019, we recognized impairment of goodwill of $436.7 million and $38.8 million on RMP PA Gas Gathering and the Ohio gathering assets acquired by us through our indirect acquisition in May 2018 of all the outstanding limited liability company interests in each of Rice West Virginia Midstream LLC (now known as EQM West Virginia Midstream LLC), Rice Olympus Midstream LLC (now known as EQM Olympus Midstream LLC) and Strike Force Midstream Holdings LLC, respectively.
We evaluate long-lived assets, including related intangibles and equity method investments, for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable (or, in the case of equity method investments, that such investments have suffered other-than-temporary declines in value). Asset recoverability is measured by comparing the carrying value of the asset or asset group (or equity method investment) with its expected future pre-tax undiscounted cash flows. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, commencement of operations, resolution of relevant legal and regulatory matters, and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, we recognize an impairment equal to the excess of net book value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes we make to these projections and assumptions could result in significant revisions to evaluations of recoverability or whether declines in value are other-than-temporary and the recognition of additional impairments.
As of March 31, 2020, we performed a recoverability test of the Hornet Midstream long-lived assets due to decreased producer activity. As a result of the recoverability test, management determined that the carrying value of the Hornet Midstream long-lived assets (consisting of gathering assets and customer-related intangible assets) acquired in the Bolt-on Acquisition was not recoverable, which resulted in impairment charges of approximately $37.9 million to the gathering assets and approximately $17.7 million to the customer-related intangible assets.
If the operations or projected operating results of our businesses decline significantly, we could incur additional goodwill impairment charges. Further, if we determine that the carrying value of long-lived assets is not recoverable or values associated with equity method investments, such as investments in the MVP Joint Venture, have suffered other-than-temporary declines, we could incur additional impairment charges. Future impairment charges could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the impairment is recorded. As of March 31, 2020, we had approximately $486.7 million of goodwill (all associated with the EQM Opco reporting unit) and $11.0 billion of long-lived assets, including intangibles and equity method investments, which will be monitored for future impairment. Management will continue to monitor and evaluate the factors underlying the fair market value of acquired businesses and assets and equity method investments to determine if any assessments are necessary and will take any additional impairment charges required.

Item 6. Exhibits

Exhibit No.	Document Description	Method of Filing
2.1**	Agreement and Plan of Merger, dated as of February 26, 2020, by and among Equitrans Midstream Corporation, EQM LP Corporation, LS Merger Sub, LLC, EQM Midstream Partners, LP and EQGP Services, LLC.	Incorporated herein by reference to Exhibit 2.1 to Form 8-K (#001-35574) filed on February 28, 2020.
3.1	Second Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of February 26, 2020.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-35574) filed on February 28, 2020.
3.2	Third Amendment to Fourth Amended and Restated Agreement of Limited Partnership of EQM Midstream Partners, LP, dated as of April 29, 2020.	Incorporated herein by reference to Exhibit 3.1 to Form 8-K (#001-35574) filed on April 29, 2020.
10.1**	Preferred Restructuring Agreement, dated as of February 26, 2020, by and among Equitrans Midstream Corporation, EQM Midstream Partners, LP and the Investors party thereto.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on February 28, 2020.
10.2	Loan Agreement, dated as of March 3, 2020, by and between EQM Midstream Partners, LP and Equitrans Midstream Corporation.	Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on March 6, 2020.
10.3	Promissory Note, dated as of March 5, 2020, by and between Equitrans Midstream Corporation and EQM Midstream Partners, LP (as assignee of EQT Corporation).	Incorporated herein by reference to Exhibit 10.2 to Equitrans Midstream Corporation's Form 8-K (#001-38629) filed on March 6, 2020.
10.4#	Gas Gathering and Compression Agreement, dated as of February 26, 2020, by and among EQT Corporation, EQT Production Company, Rice Drilling B LLC, EQT Energy, LLC and EQM Gathering Opco, LLC.	Incorporated herein by reference to Exhibit 10.4 to Equitrans Midstream Corporation's Form 8-K/A (#001-38629) filed on March 13, 2020.
10.5#	Credit Letter Agreement, dated as of February 26, 2020, by and between EQM Midstream Partners, LP and EQT Corporation.	Filed herewith as Exhibit 10.5.
10.6	Water Services Letter Agreement, dated as of February 26, 2020, by and among EQT Production Company, Rice Drilling B LLC, EQM Gathering Opco, LLC and Equitrans Water Services (PA) LLC.	Incorporated herein by reference to Exhibit 10.6 to Equitrans Midstream Corporation's Form 8-K/A (#001-38629) filed on March 13, 2020.
10.7
First Amendment to Third Amended and Restated Credit Agreement, dated as of March 30, 2020, by and among EQM Midstream Partners, LP, the lender parties thereto and Wells Fargo Bank, National Association, as administrative agent.
Incorporated herein by reference to Exhibit 10.1 to Form 8-K (#001-35574) filed on March 30, 2020.
10.8	First Amendment to Term Loan Agreement, dated as of March 30, 2020, by and among EQM Midstream Partners, LP, the lender parties thereto and Toronto Dominion (Texas) LLC, as administrative agent.	Incorporated herein by reference to Exhibit 10.2 to Form 8-K (#001-35574) filed on March 30, 2020.
10.9##	Confidentiality, Non-Solicitation and Change of Control Agreement, dated as of April 14, 2020, by and between Equitrans Midstream Corporation and Brian P. Pietrandrea.	Filed herewith as Exhibit 10.9.
10.10
First Amendment to Third Amended and Restated Limited Liability Company Agreement of Mountain Valley Pipeline, LLC, dated as of February 5, 2020, by and among MVP Holdco, LLC, US Marcellus Gas Infrastructure, LLC, WGL Midstream, Inc., Con Edison Gas Pipeline and Storage, LLC and Mountain Valley Pipeline, LLC.
Incorporated herein by reference to Exhibit 10.12(b) to Form 10-K (#001-35574) filed on February 27, 2020.
10.11
Transportation Service Agreement Applicable to Firm Transportation Service Under Rate Schedule FTS, Contract No. EQTR19837-1296, dated as of January 8, 2016 and amended through January 9, 2020, by and between Equitrans, L.P. and EQT Energy, LLC.
Incorporated herein by reference to Exhibit 10.27 to Form 10-K (#001-35574) filed on February 27, 2020.

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
** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. EQM Midstream Partners, LP hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
# Certain portions of the exhibits that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQM Midstream Partners, LP
(Registrant)

By:	EQGP Services, LLC, its General Partner

By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Senior Vice President and Chief Financial Officer

Date:  May 14, 2020